Form 10-Q
period 1998-06-30
ALLEGIANCE TELECOM INC
filed 1998-08-12
CIK 1058703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                    FORM 10-Q



       (Mark one)
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From ___________ to _______________.

                  Commission File Number:   0-24509
                                            -------

                            ALLEGIANCE TELECOM, INC.
           (Exact name of registrant as specified in its certificate)


          Delaware                                       75-2721491
----------------------------                  ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)


                              1950 STEMMONS FREEWAY
                                   SUITE 3026
                               DALLAS, TEXAS 75207
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (214) 853-7100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            [ ] Yes    [X]  No

      AS OF AUGUST 1, 1998, THE REGISTRANT HAS 50,341,554 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE OUTSTANDING.

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                                                Page No.
                                                                                --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of December 31, 1997
             and June 30, 1998 ..............................................      3

          Condensed Consolidated Statements of Operations for the Three
             and Six Months Ended June 30, 1998 .............................      4

          Condensed Consolidated Statement of Cash Flows for the Six
             Months Ended June 30, 1998 .....................................      5

          Notes to Condensed Consolidated Financial Statements ..............      6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations ......................................     12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .................................................     18

Item 2.   Changes in Securities and Use of Proceeds .........................     18

Item 3.   Defaults upon Senior Securities ...................................     19

Item 4.   Submission of Matters to a Vote of Security Holders ...............     19

Item 5.   Other Information .................................................     19

Item 6.   Exhibits and Reports on Form 8-K ..................................     19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                     ASSETS

                                                                                  December 31,       June 30,
                                                                                      1997            1998
                                                                                   ----------      -----------
                                                                                                   (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                    $  5,726.4      $177,669.1
      Short-term investments                                                             --          62,494.8
      Accounts receivable, net of allowance for doubtful accounts of $0
          and $62.5 at December 31, 1997 and June 30, 1998, respectively                  4.3         1,678.7
      Prepaid expenses and other current assets                                         245.2           460.8
                                                                                   ----------      ----------
            Total current assets                                                      5,975.9       242,303.4

PROPERTY AND EQUIPMENT:
      Property and equipment                                                         23,912.6        50,821.2
      Accumulated depreciation and amortization                                         (12.7)       (1,226.2)
                                                                                   ----------      ----------
            Property and equipment, net                                              23,899.9        49,595.0

OTHER NON-CURRENT ASSETS:
      Deferred debt issuance costs (net of accumulated amortization of $252.0)           --           9,948.1
      Other assets                                                                      171.2           425.2
                                                                                   ----------      ----------
            Total other non-current assets                                              171.2        10,373.3
                                                                                   ----------      ----------

            Total assets                                                           $ 30,047.0      $302,271.7
                                                                                   ==========      ==========

                                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                             $  2,261.7      $  4,569.0
      Accrued liabilities and other                                                   1,668.0         8,100.7
                                                                                   ----------      ----------
            Total current liabilities                                                 3,929.7        12,669.7

LONG-TERM DEBT                                                                           --         254,883.2

REDEEMABLE CUMULATIVE CONVERTIBLE PREFERRED STOCK:
     Redeemable cumulative convertible preferred stock - 40,498,062 and
          40,771,424 shares issued and outstanding at December 31, 1997 and
          June 30, 1998, respectively                                                33,409.4        65,810.6
     Preferred stock subscriptions receivable                                            --              --
                                                                                   ----------      ----------
            Total redeemable cumulative preferred stock                              33,409.4        65,810.6

REDEEMABLE WARRANTS                                                                      --           8,381.2

COMMITMENTS AND CONTIGENCIES

STOCKHOLDERS' DEFICIT:
     Common stock - 426 shares issued and outstanding at December 31, 1997
          and June 30, 1998                                                              --              --
     Additional paid-in capital                                                       3,008.4        19,500.2
     Deferred compensation                                                           (2,798.4)      (16,921.4)
     Accumulated deficit                                                             (7,502.1)      (42,051.8)
                                                                                   ----------      ----------
            Total stockholders' deficit                                              (7,292.1)      (39,473.0)
                                                                                   ----------      ----------

            Total liabilities and stockholders' deficit                            $ 30,047.0      $302,271.7
                                                                                   ==========      ==========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                 (UNAUDITED)



                                                                    Three Months Ended   Six Months Ended
                                                                      June 30, 1998        June 30, 1998
                                                                     ---------------      ---------------
REVENUES                                                             $       1,212.0      $       1,414.9

OPERATING EXPENSES:
   Network                                                                   1,350.9              1,585.7
   Selling                                                                   1,771.2              2,461.0
   General and administrative                                                6,303.8             10,315.1
   Non-cash deferred compensation                                            1,389.9              2,368.8
   Depreciation and amortization                                             1,005.1              1,213.5
                                                                     ---------------      ---------------
       Total operating expenses                                             11,820.9             17,944.1
                                                                     ---------------      ---------------
       Loss from operations                                                (10,608.9)           (16,529.2)

OTHER (EXPENSE) INCOME:
   Interest income                                                           3,401.9              5,596.1
   Interest expense                                                         (7,229.0)           (11,898.1)
                                                                     ---------------      ---------------
       Total other (expense) income                                         (3,827.1)            (6,302.0)

NET LOSS                                                                   (14,436.0)           (22,831.2)

ACCRETION OF REDEEMABLE PREFERRED STOCK AND WARRANT VALUES                  (6,453.8)           (11,718.5)

                                                                     ---------------      ---------------

NET LOSS APPLICABLE TO COMMON STOCK                                  $     (20,889.8)     $     (34,549.7)
                                                                     ===============      ===============

NET LOSS PER SHARE, basic and diluted                                $       (49,037)     $       (81,102)
                                                                     ===============      ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted                 426                  426
                                                                     ===============      ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                            Six Months
                                                                          Ended June 30,
                                                                              1998
                                                                          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                            $    (22,831.2)
      Adjustments to reconcile net loss to net cash used in operating activities --
        Depreciation and amortization                                            1,213.5
        Accretion of senior discount notes                                      11,646.1
        Amortization of deferred debt issuance costs                               252.0
        Deferred compensation                                                    2,368.8
        Changes in assets and liabilities --
           Accounts receivable                                                  (1,674.4)
           Prepaid expenses and other current assets                              (215.6)
           Other assets                                                           (254.0)
           Accounts payable                                                      1,085.0
           Accrued liabilities and other                                         3,106.7
                                                                          --------------
               Net cash used in operating activities                            (5,303.1)
                                                                          --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                      (21,416.9)
      Short-term investments                                                   (62,494.8)
                                                                          --------------
               Net cash used in investing activities                           (83,911.7)
                                                                          --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of senior discount notes                          242,293.6
      Proceeds from issuance of warrants                                         8,183.6
      Debt issuance costs                                                      (10,200.1)
      Proceeds from issuance of redeemable preferred stock                          62.5
      Proceeds from redeemable capital contributions                            20,542.9
      Proceeds from preferred stock subscriptions receivable                       275.0
                                                                          --------------
               Net cash provided by financing activities                       261,157.5
                                                                          --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                          171,942.7
CASH AND CASH EQUIVALENTS, beginning of period                                   5,726.4
                                                                          --------------
CASH AND CASH EQUIVALENTS, end of period                                  $    177,669.1
                                                                          ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ALLEGIANCE TELECOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1. GENERAL:

    Allegiance Telecom, Inc., a competitive local exchange carrier ("CLEC"), seeks to become a leading provider of voice, data, and Internet services to business, government, and other institutional users in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the "Company."

    The Company plans two phases of development, the first to offer services in 12 of the largest U.S. metropolitan areas ("Phase I markets") and the second to offer services in 12 additional large metropolitan areas ("Phase II markets") in the U.S. As of June 30, 1998, Allegiance is operational in three Phase I markets: New York City, Dallas and Atlanta; and is in the process of deploying networks in six additional Phase I markets: Chicago, Los Angeles, San Francisco, Boston, Fort Worth and Washington D.C. Initial facilities-based service for the New York City market began in the first quarter of 1998, and for the Dallas and Atlanta markets in the second quarter of 1998. Initial facilities-based service for the Fort Worth and Chicago markets is scheduled to begin in the third quarter of 1998, and for the Los Angeles, San Francisco and Boston markets in the fourth quarter of 1998. The Company is planning to begin providing services in an additional twelve markets in 1999 and 2000.

    Until December 16, 1997, the Company was in the development stage. Since August 1997, at which time the Company received its initial funding, its principal activities have included developing its business plans, procuring governmental authorizations, raising capital, hiring management and other key personnel, working on the design and development of its local exchange telephone networks and operations support systems ("OSS"), acquiring equipment and facilities and negotiating interconnection agreements. Accordingly, the Company has incurred operating losses and operating cash flow deficits.

    The Company's success will be affected by the problems, expenses, and delays encountered in connection with the formation of any new business, and the competitive environment in which the Company intends to operate. The Company's performance will further be affected by its ability to assess potential markets, secure financing or raise additional capital, implement expanded interconnection and collocation with incumbent local exchange carrier ("ILEC") facilities, lease adequate trunking capacity from the ILECs or other CLECs, purchase and install switches in additional markets, implement efficient OSS and other back office systems, develop a sufficient customer base, and attract, retain, and motivate qualified personnel. The Company's networks and the provisioning of telecommunications services are subject to significant regulation at the federal, state, and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

    Expenses are expected to exceed revenues in each location in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take a number of years, and positive cash flows from operations are not expected in the near future.

2. BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of March 31, 1998 and for the year ended December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

    Because the Company did not commence operations until August 1997, no comparative condensed consolidated statements of operations or cash flows are available.

    The accompanying consolidated financial statements include the accounts of Allegiance Telecom, Inc. and its wholly owned subsidiaries Allegiance Telecom Service Corporation, Allegiance Telecom of California, Inc., Allegiance Telecom of the District of Columbia, Inc., Allegiance Telecom of Georgia, Inc., Allegiance Telecom of Illinois, Inc., Allegiance Telecom of Maryland, Inc., Allegiance Telecom of Massachusetts, Inc., Allegiance Telecom of New Jersey, Inc., Allegiance Telecom of New York, Inc., Allegiance Telecom of Texas, Inc., and Allegiance Telecom International, Inc. All significant intercompany balances and transactions have been eliminated.

    Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

3. SHORT-TERM INVESTMENTS:

    Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than 12 months. Such short-term investments are carried at their accreted value, which approximates fair value, due to the short period of time to maturity.

4. PROPERTY AND EQUIPMENT:

    Property and equipment includes network equipment, leasehold improvements, office equipment, furniture and fixtures, and construction-in-progress of network equipment and leasehold improvements. These assets are stated at cost, which includes direct costs and interest expense capitalized and are depreciated once placed in service using the straight-line method. Interest expense for the three and six months ended June 30, 1998 was $7,704.9 and $12,841.5 before the capitalization of $475.9 and $943.4 of interest expense related to construction-in-progress for the three and six months ended June 30, 1998, respectively. Repair and maintenance costs are expensed as incurred. Property and equipment at December 31, 1997 and June 30, 1998, consisted of the following:

                                                         DECEMBER 31,       JUNE 30,      USEFUL LIVES
                                                            1997             1998          (IN YEARS)
                                                         -----------      -----------      -----------
Network equipment ..................................     $      --        $  24,558.6        5-7
Leasehold improvements .............................            37.5          3,652.1        5-10
Furniture and fixtures .............................           150.2            545.3         5
Office equipment and other .........................            89.9          1,007.6         2
                                                         -----------      -----------
  Property and equipment, in service ...............           277.6         29,763.6
Less: Accumulated depreciation .....................           (12.7)        (1,226.2)
                                                         -----------      -----------
  Property and equipment in service, net ...........     $     264.9      $  28,537.4
Construction-in-progress network
     equipment .....................................        19,989.9         14,801.8

Construction-in-progress leasehold
     improvements...................................         2,458.7          4,556.4

Construction-in-progress office
     equipment and other ...........................         1,186.4          1,699.4
                                                         -----------      -----------
       Property and equipment, net .................     $  23,899.9      $  49,595.0
                                                         ===========      ===========

5. REPORTING ON THE COST OF START-UP ACTIVITIES:

    On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires start-up activities and organization costs to be expensed as incurred and that start-up cost capitalized prior to the adoption of SOP 98-5 to be reported as the cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 during the second quarter of 1998. Adoption of SOP 98-5 did not have an affect on the Company, inasmuch as the Company had previously expensed all such costs.

6. EARNINGS PER SHARE:

    The net loss per share amounts reflected on the statements of operations and the number of shares outstanding on the balance sheets reflect a 426.2953905 for-one stock split, which occurred in connection with the initial public offering of Common Stock (the "IPO") (see Note 12). The preferred shares, warrants and options were not included in the net loss per share calculation as the effect from the conversion would be antidilutive. The net loss applicable to common stock includes the accretion of redeemable preferred stock and warrant values of $6,453.8 and $11,718.5 for the three months and six months ended June 30, 1998, respectively.

7. COMPREHENSIVE INCOME:

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting and disclosure requirements for comprehensive income and its components within the financial statements. The Company's comprehensive income components were immaterial as of June 30, 1998 and the Company had no comprehensive income components as of December 31, 1997; therefore, comprehensive income is the same as net income for both periods.

8. CAPITAL LEASE:

    On May 29, 1998, the Company signed a capital lease agreement for three, four-fiber rings at an expected total cost of $3,485.0, all of which is expected to be paid in 1998, for a term of ten years with a renewal term of ten years. The fiber rings are expected to be placed in service before the end of 1998.

9. LONG-TERM DEBT:

    On February 3, 1998, the Company raised gross proceeds of approximately $250,477.2 in an offering of 445,000 Units (the "Unit Offering"), each of which consisted of one 11 3/4% Senior Discount Note due 2008 (the "11 3/4% Notes") and one warrant to purchase .0034224719 shares of Common Stock (the "Redeemable Warrants") at an exercise price of $.01 per share, subject to certain antidilution provisions. Of the gross proceeds, $242,293.6 was allocated to the initial accreted value of the 11 3/4% Notes and $8,183.6 was allocated to the Redeemable Warrants. The Redeemable Warrants became exercisable in connection with the IPO (see Note 12) in July 1998, and each warrant may now purchase
1.45898399509 shares of Common Stock.

    A Registration Statement on Form S-4 (File No. 333-49013) registering the Company's 11 3/4% Notes, and offering to exchange (the "Exchange Offer") any and all of the outstanding 11 3/4% Notes for Series B 11 3/4% Notes due 2008 (the "Series B Notes"), was declared effective by the Securities and Exchange Commission on May 22, 1998. The Exchange Offer terminated on June 23, 1998 after substantially all of the outstanding 11 3/4% Notes were exchanged. The terms and conditions of the Series B Notes are identical to those of the 11 3/4% Notes in all material respects.

    The Series B Notes have a principal amount at maturity of $445,000.0 and an effective interest rate of 12.45%. The Series B Notes mature on February 15, 2008. From and after February 15, 2003, interest on the Series B Notes will be payable semi-annually in cash at the rate of 11 3/4% per annum.

    The Company must make an offer to purchase the Redeemable Warrants for cash at the Relevant Value upon the occurrence of a Repurchase Event. A Repurchase Event is defined to occur when (i) the Company consolidates with or merges into another person if the Common Stock thereafter issuable upon exercise of the Redeemable Warrants is not registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or (ii) the Company sells all or substantially all of its assets to another person, if the Common Stock thereafter issuable upon the exercise of the Redeemable Warrants is not registered under the Exchange Act, unless the consideration for such a transaction is cash. The Relevant Value is defined to be the fair market value of the Common Stock as determined by the trading value of the securities if publicly traded or at an estimated fair market value without giving effect to any discount for lack of liquidity, lack of registered securities, or the fact that the securities represent a minority of the total shares outstanding. As required by SEC accounting standards the Company is recognizing the potential future redemption value of the Redeemable Warrants by recording accretion of the Redeemable Warrants to their estimated fair market value at February 3, 2008 using the effective interest method. In the event the Redeemable Warrants are exercised and used to purchase the Common Stock of the Company or expires, the redemption provisions terminate and amounts accreted would be reversed as a reduction of the losses applicable to Common Stock in measuring results of operations of the Company. Accretion recorded in the three and six months ended June 30, 1998 was $123.7 and $197.7, respectively.

    The Series B Notes are redeemable by the Company, in whole or in part, anytime on or after February 15, 2003, at 105.875% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity, plus accrued and unpaid interest on and after February 15, 2006. In addition, at any time prior to February 15, 2001, the Company may, at its option, redeem up to 35% of the principal amount at maturity of the Series B Notes in connection with a public IPO at 111.750% of the accreted value on the redemption date; provided that at least $289.3 million aggregate principal amount at maturity of the Series B Notes remains outstanding after such redemption.

    The Series B Notes carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, issue or sell capital stock, create liens, sell assets, and enter into transactions with any holder of 5% or more of any class of capital stock of the Company or any of its affiliates. The Company was in compliance with all such restrictive covenants at June 30, 1998.

10. LEGAL MATTERS:

    On August 29, 1997, WorldCom, Inc. ("WorldCom") sued the Company and two individual employees. In its complaint, WorldCom alleges that these employees violated certain noncompete and nonsolicitation agreements by accepting employment with the Company and by soliciting then current WorldCom employees to leave WorldCom's employment and join the Company. In addition, WorldCom claims that the Company tortiously interfered with WorldCom's relationships with its employees, and that the Company's behavior constituted unfair competition. WorldCom seeks injunctive relief and damages, although it has filed no motion for a temporary restraining order or preliminary injunction. The Company denies all claims and will vigorously defend itself. The Company does not expect the ultimate outcome to have a material adverse effect on the results of operations or financial condition of the Company and an estimate of possible loss cannot be made at this time.

    On October 7, 1997, the Company filed a counterclaim against WorldCom for, among other things, attempted monopolization of the "one stop shopping" telecommunications market, abuse of process, and unfair competition. WorldCom did not move to dismiss the attempted monopolization claim, but has moved to dismiss the abuse of process and unfair competition claims. On March 4, 1998, the court dismissed the claim for unfair competition.


11. COMMITMENTS AND CONTINGENCIES:

    The Company has entered into various operating lease agreements, with expirations through 2007, for office space and equipment. Future minimum lease obligations related to the Company's operating leases as of June 30, 1998 are as follows:

                          1998........ $ 4,492.9
                          1999........   4,101.8
                          2000........   4,139.0
                          2001........   3,539.5
                          2002........   3,373.7
                          Thereafter..  17,397.2

    Total rent expense for the three and six months ended June 30, 1998, was $305.5 and $760.3, respectively.

    In October 1997, the Company entered into a five-year general agreement with Lucent Technologies, Inc. ("Lucent") establishing terms and conditions for the purchase of Lucent products, services, and licensed materials. This agreement includes a three-year exclusivity commitment for the purchase of products and services related to new switches. The agreement contains no minimum purchase requirements.

12. SUBSEQUENT EVENTS:

CAPITALIZATION

    In connection with an initial public offering of common stock, the Company increased the number of authorized common shares and preferred shares to 150 million and 1 million, respectively, and effected a 426.2953905 for-one stock split which is reflected in the net loss per share amounts and the weighted number of shares outstanding reflected on the statements of operations, and the shares outstanding on the balance sheets.

INITIAL PUBLIC OFFERING

    On July 7, 1998, the Company raised $150,000.0 of gross proceeds in the IPO. The Company sold 10,000,000 shares of its Common Stock at a price of $15 per share.

    On July 7, 1998, certain venture capital investors (the "Fund Investors") and certain management investors (the "Management Investors") owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance LLC, an entity that owned substantially all of the Company's outstanding capital stock. As a result of the successful IPO, Allegiance LLC will dissolve and its assets (which consisted almost entirely of such capital stock) have been distributed to the Fund Investors and the Management Investors in accordance with Allegiance LLC's Limited Liability Company Agreement (the "LLC Agreement"). The LLC Agreement provided that the equity allocation between the Fund Investors and the Management Investors be 66.7% and 33.3%, respectively, based upon the valuation implied by the IPO. Under generally accepted accounting principles, the Company will record the increase in the assets of Allegiance LLC allocated to the Management Investors as a $193,536.6 increase in additional paid-in capital, of which $122,475.5 will be recorded as a non-cash, non-recurring charge to operating expense and $71,061.1 will be recorded as a deferred management ownership allocation charge. The deferred charge will be amortized at $38,058.9, $6,777.5, $18,870.2, $7,175.7 and $178.8 during the third quarter of 1998, the fourth quarter of 1998, and the years 1999, 2000, 2001, respectively, which is the period over which the Company has the right to repurchase the securities (at the lower of fair market value or the price paid by the employee) in the event the management employee's employment with the Company is terminated.

In connection with the consummation of the IPO, the outstanding shares of the Company's Redeemable Cumulative Convertible Preferred Stock (the "Preferred Stock") have been converted to Common Stock and the obligation of Allegiance LLC to make additional capital contributions to the Company (and the obligation of the members of Allegiance LLC to make capital contributions to it) has terminated. Upon such conversion of the Preferred Stock, the obligation of the Company to redeem the Preferred Stock also terminated and, therefore, the accretion of the Preferred Stock value recorded to the date of the IPO will be reclassified to additional paid-in capital in the stockholders' equity section of the balance sheet in the third quarter of 1998.

Had the IPO occurred on June 30, 1998, excluding the deferred management ownership allocation charge to operating expense of $160,534.4 which will be booked during the third quarter of 1998, the basic net loss per share for the three and six months ended June 30, 1998 would have been $0.41 and $0.69, respectively. The diluted net loss per share for the three and six months ended June 30, 1998 would have been $0.40 and $0.67, respectively. The basic and diluted shares outstanding would have been 50,341,554 and 51,883,466, respectively.

NOTE OFFERING

    In July 1998, the Company raised approximately $200,918.5 of gross proceeds from the sale of its 12 7/8% Senior Notes due 2008 (the "July 1998 Debt Offering") of which approximately $69,033.4 was used to purchase U.S. government securities, which were placed in a pledged account to secure and fund the first six scheduled payments of interest on the notes.

    The 12 7/8% Senior Notes due 2008 (the "12 7/8% Notes") have a principal amount at maturity of $205,000.0 with an initial accreted value of $200,918.5. The 12 7/8% Notes mature on May 15, 2008. Interest on the 12 7/8% Notes will be payable semi-annually in cash at the rate of 12 7/8% on May 15 and November 15 of each year, commencing November 15, 1998.

    The 12 7/8% Notes are redeemable by the Company, in whole or in part, at any time on or after May 15, 2003, at 106.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on or after May 15, 2006. In addition, prior to May 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 12 7/8% Notes with the proceeds of one or more public offerings (as defined in the indenture relating to the 12 7/8% Notes) at 112.875% of their principal amount, plus accrued interest, provided, however, that after any such redemption at least 65% of the aggregate principal amount of the 12 7/8% Notes originally issued remain outstanding.

    The 12 7/8% Notes carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of their capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of restricted subsidiaries (as defined in the indenture relating to the 12 7/8% Notes), enter into transactions with stockholders or affiliates or effect a consolidation or merger. However, these limitations are subject to a number of important qualifications and exceptions (as defined in the indenture relating to the 12 7/8% Notes).

RELATED PARTIES

    In connection with the IPO and the July 1998 Debt Offering, the Company incurred approximately $5,250.0 and $3,264.9, respectively, in fees to an affiliate of an investor in Allegiance LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Allegiance seeks to be a premier provider of telecommunications services to business, government and other institutional users in major metropolitan areas across the United States. As a CLEC, Allegiance anticipates offering an integrated set of telecommunications products and services including local exchange, local access, domestic and international long distance, enhanced voice, data and a full suite of Internet services.

    Since the initiation of operations in August 1997, the Company's principal activities have included developing its business plans, procuring governmental authorizations, raising capital, hiring management and other key personnel, working on the design and development of its local exchange telephone networks and operations support systems ("OSS"), acquiring equipment and facilities and negotiating interconnection agreements. The Company does not expect to achieve positive earnings before interest, taxes, depreciation, amortization and non-cash deferred compensation ("EBITDA") in any market until at least two to three years after it commences initial service in such market. As a result of its development activities, the Company has experienced significant operating losses and negative EBITDA to date.

    Allegiance is currently operational in three Phase I markets: New York City, Dallas and Atlanta; and is in the process of deploying networks in six additional Phase I markets: Chicago, Los Angeles, San Francisco, Boston, Fort Worth and Washington D.C. The Company expects to continue to experience increasing operating losses and negative EBITDA as it expands its operations.

    At July 7, 1998, the Fund Investors and Management Investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance LLC, an entity that owned substantially all of the Company's outstanding capital stock. As a result of the successful IPO, Allegiance LLC will dissolve and its assets (which consisted almost entirely of such capital stock) have been distributed to the Fund Investors and the Management Investors in accordance with the LLC Agreement. The LLC Agreement provides that the equity allocation between the Fund Investors and the Management Investors be 66.7%/33.3%, respectively, based upon the valuation implied by the IPO.

    Under generally accepted accounting principles, the Company will be required to record the $193.5 million increase in the assets of Allegiance LLC allocated to the Management Investors as an increase in additional paid-in capital, of which the Company will be required to record $122.4 million as a non-cash, non-recurring charge to operating expense and $71.1 million will be recorded as a deferred management ownership allocation charge. The deferred charge will be amortized at $38.1 million, $6.8 million, $18.9 million, $7.1 million and $.2 million during the third quarter of 1998, the fourth quarter of 1998, and the years 1999, 2000 and 2001, respectively, which is the period over which the Company has the right to repurchase the securities (at the lower of fair market value or the price paid by the employee) in the event the management employee's employment with the Company is terminated.

Revenues

     The Company generated $1.2 million and $1.4 million in revenue during the three months and six months ended June 30, 1998, respectively. As of June 30, 1998, the Company had sold approximately 21,100 access lines, of which approximately 11,000 were installed. Comparable numbers as of March 31, 1998 were approximately 4,700 lines sold and approximately 3,000 lines installed.

    Revenues realized to date have been derived exclusively from sales of telecommunications services, principally local service. There have been no sales of customer premise equipment, no revenue from installation of customer premise equipment, no revenue from system integration activities, no wireless revenue and no data or internet service provider (ISP) revenue. The Company expects to initiate data and ISP services during the fourth quarter of 1998. The Company has no plans to sell customer premise equipment, install customer premise equipment or sell system integration or wireless services in the foreseeable future. Allegiance generates sales through its direct sales force, which numbered less than five at December 31, 1997 but represents about 100 of Allegiance's total staff at June 30, 1998. The Company does not use agents to sell its services, and has no plans to do so in the future.

    Operating Expenses

    The Company's primary operating expenses will consist of network, selling, general and administrative expenses.

    Network Costs (Cost of Services). Under its "smart build" strategy, Allegiance plans to deploy digital switching platforms with local and long distance capability and initially lease fiber trunking capacity from the ILECs and other CLECs to connect the Company's switch with its transmission equipment collocated in ILEC central offices. Allegiance will lease unbundled copper loop lines and high capacity digital lines from the ILECs to connect the Company's customers and other carriers' networks to the Company's network. Allegiance plans to lease capacity or overbuild specific network segments as economically justified by traffic volume growth. The Company is moving to the next stage of its "smart build" strategy in New York City where the Company has entered into a lease agreement with Metromedia Fiber Network, Inc. for three "dark fiber" rings in Manhattan with an extension into Brooklyn. In addition, Allegiance expects to increase the capacity of its switches, and may add additional switches, in a market as demand warrants.

    In October 1997, the Company entered into a five-year general agreement with Lucent establishing terms and conditions for the purchase of Lucent products, services and licensed materials. The agreement includes a three-year exclusivity commitment for the purchase of products and services related to new switches. The agreement contains no minimum purchase requirements.

    The Company expects switch site lease costs will be a significant part of the Company's ongoing cost of services. The costs to lease unbundled copper loop lines and high capacity digital lines from the ILECs will vary by ILEC and are regulated by state authorities pursuant to the Telecommunications Act. The Company believes that in most of the markets it plans to enter there are multiple carriers in addition to the ILEC from which it could lease trunking capacity. The Company expects that the costs associated with these leases will increase with customer volume and will be a significant part of the Company's ongoing cost of services.

    Collocation costs are also expected to be a significant part of the Company's network development and ongoing cost of services. Under the Telecommunications Act, carriers like the Company must be allowed to place their equipment within the central offices of the ILEC for the purposes of interconnecting its network with that of the ILEC ("collocation"). For example, Allegiance will use collocation to access the ILECs unbundled networks elements. This collocation can be a physical space or cage within the ILEC central office where the Company would place its equipment. In some cases, virtual collocation would be used where the ILEC places equipment within the central office and would maintain the equipment on behalf of the Company. In this virtual collocation scenario, the Company would not have physical access to the ILEC's central office. For use of their central offices for collocation, ILECs typically charge both a start-up fee as well as a monthly recurring fee. The Company will be required to invest a significant amount of funds to develop the central office collocation sites and to deploy the transmission and distribution electronics. As of June 30, 1998, the Company was physically collocated in seven ILEC central offices, and had hubbing arrangements in seven additional central offices. In a hubbed central office, the Company connects its switching equipment to an ILEC central office via a leased, high capacity circuit. The Company also purchases, from the ILEC, multiplexing services and high capacity circuits to customer premises in order to connect the customer to the Allegiance network. Typically, the hubbing arrangement is implemented in advance of collocation; it may continue indefinitely depending upon the quantity and type of services provided over that facility.

    In order to enter a market, Allegiance must enter into an interconnection agreement with the ILEC to make ubiquitous calling available to its customers. Typically these agreements set the cost per minute to be charged by each party for the calls which have traversed between each carrier's network. These costs will grow in proportion to the Company's customers outbound call volume and are expected to be a major portion of the Company's cost of services. However, the Company does expect to generate increased revenue from the ILECs as the Company's customers inbound calling volume increases. To the extent the Company's customers' outbound call volume is equivalent to their inbound call volume, the Company expects that its interconnection costs paid to the ILECs will be substantially offset by the interconnection revenues received from the ILECs.

    The Company has entered into one resale agreement with a long distance carrier to provide the Company with transmission services and expects to enter into resale agreements with other carriers in the future. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments; however, the existing resale agreement does not contain any minimum volume commitments. In the event the Company fails to meet its minimum volume commitments, it may be obligated to pay underutilization charges and in the event it underestimates its need for transmission capacity, the Company may be required to obtain capacity through more expensive means. These costs will increase as the Company's customers' long distance calling volume increases, and the Company expects that these costs will be a significant portion of its cost of long distance services. As traffic on specific routes increases, the Company may lease long distance trunk capacity.

    Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses will include its infrastructure costs, including selling and marketing costs, customer care, billing, corporate administration, personnel and network maintenance.

    The Company plans to employ a large direct sales force in each market and to build a national sales force as the Company grows. To attract and retain a highly qualified sales force, the Company plans to offer its sales and customer care personnel a compensation package emphasizing commissions and stock options. The Company expects to incur significant selling and marketing costs as it continues to expand its operations. In addition, Allegiance plans to offer sales promotions to win customers, especially in the first few years as its establishes its market presence.

    Allegiance has acquired and integrated back office systems to facilitate a smooth, efficient order management, provisioning, installation, trouble management, billing and collection, and customer service process. Allegiance has licensed and is using MetaSolv software for order management and customer provisioning, Lucent's ConnectVu for switch provisioning and Intertech for billing. The Company is actively working toward "electronic bonding" between the Allegiance operating support systems and those of the ILEC which will permit creation of service requests on-line and real-time monitoring of the provisioning and installation process.

       During the second quarter of 1998, Allegiance achieved permanent local number portablilty in New York with Bell Atlantic and in Texas with Southwestern Bell. Allegiance entered into an agreement with DSET Corporation to utilize DSET's Service Order Administration Gateway for local number portability implementation.

    Along with the development cost of the systems, the Company will also incur ongoing expenses for customer care and billing. As the Company's strategy stresses the importance of personalized customer care, the Company expects that its customer care department will become a larger part of the Company's ongoing administrative expenses. The Company also expects billing costs to increase as its number of customers, and the call volume, increases. Billing is expected to be a significant part of the Company's ongoing administrative expenses.

    Allegiance will incur other costs and expenses, including the costs associated with the maintenance of its network, administrative overhead, office leases and bad debt. The Company expects that these costs will grow significantly as its expands its operations and that administrative overhead will be a large portion of these expenses during the start-up phase of the Company's business. However, the Company expects these expenses to become smaller as a percentage of the Company's revenue as the Company builds its customer base.

RESULTS OF OPERATIONS

    Because the Company did not commence operations until August 1997, no comparative data for the periods presented herein is available.

    For the three months and six months ended June 30, 1998, the Company generated revenues of $1.2 million and $1.4 million, respectively, from local and long distance services. As of June 30, 1998, the Company had sold approximately 21,100 access lines, of which approximately 11,000 were installed. Access lines sold increased approximately 350% and lines installed increased approximately 265% from March 31, 1998 levels. At the beginning of 1998, there were limited numbers of lines installed.

    The Company expects to continue to experience increasing operating losses and negative EBITDA as it expands its operations. The net loss (after accreting redeemable preferred stock and warrant values) for the second quarter was $20.9 million and was $34.5 million for the six months ended June 30, 1998. EBITDA for the same periods was a negative $8.2 million and negative $12.9 million, respectively. EBITDA excludes the non-cash deferred compensation charge to operations of $1.4 million and $2.4 million for the three and six months ended June 30, 1998, respectively.

     For the three and six months ended June 30, 1998, the Company incurred network costs of approximately $1.4 million and $1.6 million. The Company also incurred $8.1 million and $12.8 million for selling and general and administrative expenses during the same periods, respectively. These expenses primarily result from an expansion of the Company's staffing from less than 50 at December 31, 1997, to approximately 250 full-time staff at June 30, 1998. Approximately 40% of the staff at June 30, 1998 are sales personnel.

    In addition to the above expenses, the Company recognized $1.4 million and $2.4 million amortization of deferred stock compensation expense for the three and six months periods ended June 30, 1998, a non-cash charge. Interest expense for the three months then ended was $7.2 million, and for the six months ending at the same date, it was $11.9 million. These amounts reflect the issuance of the 11 3/4% Notes during February 1998. Interest income during such periods was $3.4 million and $5.6 million, respectively, resulting from the investment of the net proceeds from equity contributions and the sale of the 11 3/4% Notes and Redeemable Warrants.

    As required by accounting principles promulgated by the Securities and Exchange Commission, the Company has recorded the potential redemption values of the Redeemable Convertible Preferred Stock and the Redeemable Warrants in the potential event that they are redeemed at fair market value in August 2004 and February 2008, respectively. Amounts are accreted using the effective interest method and management's estimates of the future fair market value of these securities when redemption is first permitted. Amounts accreted increase the recorded value of the Redeemable Convertible Preferred Stock and Redeemable Warrants on the balance sheet and result in a non-cash charge to increase the net loss applicable to Common Stock. Upon consummation of the Company's initial public offering in July 1998, such preferred stock was converted into Common Stock. Accordingly, the amounts accreted for the Redeemable Convertible Preferred Stock will be reclassified as an increase to additional paid-in capital in the stockholders' equity section of the balance sheet, and there will be no additional accretion of Redeemable Convertible Preferred Stock values beyond that point in time.

FINANCIAL CONDITION

     The balance sheet of Allegiance at June 30, 1998 reflects additional cash, short-term investments, deferred debt issuance costs, long-term debt and redeemable warrants compared to the December 31, 1997 balance sheet as a result of the Unit Offering in February 1998 wherein 11 3/4% Notes and Redeemable Warrants were sold. Accounts receivable increased during the same period as the Company's networks in New York City, Dallas and Atlanta became operational.

     Property and Equipment, net of accumulated depreciation, increased between June 30, 1998 and December 31, 1997 from capital expenditures incurred in building out the Company's networks in New York City, Dallas, Atlanta, Chicago, Los Angeles, San Francisco, Boston, Fort Worth and Washington, D.C., from developing operations support and other systems required to effectively manage the business and to provide general office space and equipment for employees.

     Accounts payable and accrued liabilities have increased consistent with operations and the Company's policy to make use of working capital in funding network buildouts and operations. Redeemable cumulative convertible preferred stock increased as a result of additional contributions from Management Investors and Fund Investors received during the period.

     Stockholders' deficit increased consistent with the net loss for the six months ending June 30, 1998, and from the recognition of deferred compensation (consistent with accounting rules promulagated by the SEC) from the issuance of options and shares in Allegiance LLC purchased by Management Investors at prices below fair market value.

LIQUIDITY AND CAPITAL RESOURCES

    Allegiance plans to establish networks in 24 Tier I U.S. markets. The Company plans to deploy its networks principally in two phases of development, each to contain 12 major U.S. metropolitan markets.

    At June 30, 1998, Allegiance was operational in three Phase I markets: New York City, Dallas and Atlanta; and in the process of deploying networks in six additional Phase I markets: Chicago, Los Angeles, San Francisco, Boston, Fort Worth and Washington, D.C. As part of this effort, in October 1997, the Company acquired two Lucent Series 5ESS(R)-2000 digital switches in New York City and Atlanta and certain furniture and fixtures in Dallas from US ONE Communications, Inc. for an aggregate purchase price of $19.3 million. The Company has also purchased from Lucent, switches for the Dallas, Chicago, Los Angeles, San Francisco, Boston and Washington, D.C. markets. The cost of these switches and related equipment and installation will be approximately $41.6 million.

    Allegiance's financing plan is predicated on the pre-funding of each market's expansion to Positive Free Cash Flow (operating cash flow from a market sufficient to fund such market's operating costs and capital expenditures). This approach is designed to allow the Company to be opportunistic and raise capital on more favorable terms and conditions.

    To pre-fund each Phase I market's expansion, the Company raised approximately $50.1 million from Management Investors and Fund Investors ("Equity Contributions") and received approximately $240.7 million of net proceeds, after deducting estimated underwriting discounts and commissions and other expenses payable by the Company, from the sale of 11 3/4% Notes due
2008 and attached Redeemable Warrants in February 1998. Following completion of the Unit Offering, the Company increased the scope of its business plan to accommodate (i) an expansion of the Company's network buildout in certain Phase I markets to include additional central offices, thereby giving the Company access to a larger number of potential customers in those markets, (ii) an accelerated and expanded deployment of data, Internet and enhanced services in the Company's markets and (iii) the acceleration of network deployment in Phase II markets.

    The Company estimates that its cumulative cash requirements to fund its modified business plan, including pre-funding each Phase I and Phase II market's expansion to Positive Free Cash Flow, will be between $650 million and $700 million. To supplement the funds raised from Equity Contributions and the Unit Offering, the Company registered the IPO and the sale of additional notes (the "July 1998 Debt Offering") during the second quarter of 1998. These registrations became effective on June 30, 1998, and the consummation of the transactions occurred on July 7, 1998. Net proceeds of approximately $263.3 million were raised from the combined offerings. The Company has raised approximately $550 million through the Equity Contributions, the Unit Offering, the IPO and the July 1998 Debt Offering.

    The Company believes, based on its modified business plan, that the net proceeds from the capital raising activities completed thus far will be sufficient to pre-fund its Phase I market deployment, including an expansion in four of these markets, New York, Chicago, Los Angeles and San Francisco, the complete deployment of the Company's data and ISP plan, and six Phase II markets, to Positive Free Cash Flow. The Company will require an estimated additional $100 to $150 million to completely fund its modified business plan. Sources of additional financing may include commercial bank borrowings, vendor financing, or the private or public sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company or at all, or that the Company's estimate of additional funds required is accurate.

    The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments (including additional market developments and new opportunities) in the Company's industry. The Company also expects that it will require additional financing (or require financing sooner than anticipated) if:
(i) the Company's development plans or projections change or prove to be inaccurate; (ii) the Company engages in any acquisitions; or (iii) the Company alters the schedule or targets of its roll-out plan. Sources of additional financing may include commercial bank borrowings, vendor financing, or the private or public sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company or at all.

    Because the Company's cost of rolling out its networks and operating its business, as well as the Company's revenues, will depend on a variety of factors (including the ability of the Company to meet its roll-out schedules, negotiate favorable prices for purchases of equipment, and develop, acquire and integrate the necessary OSS and other back office systems, as well as the number of customers and the services for which they subscribe, the nature and penetration of new services that may be offered by the Company, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. Accordingly, there can be no assurance that the Company's actual capital requirements will not exceed the anticipated amounts described above. Further, the exact amount of the Company's future capital requirements will depend upon many factors, including the cost of the development of its networks in each of its markets, the extent of competition and pricing of telecommunications services in its markets, and the acceptance of the Company's services. Also, the Company expects that the expansion into additional markets will require additional financing, which may include commercial bank borrowing, vendor financing, or the public or private sale of equity or debt securities. There can be no assurance that the Company will be successful in raising sufficient additional capital at all or on terms acceptable to the Company.

    For the six month period ending June 30, 1998, the proceeds of the Unit Offering, together with additional Equity Contributions received in 1998, as well as cash in bank at the beginning of 1998, have been used, in part, to fund the buildout of networks in New York City, Dallas and Atlanta, each of which is operational, as well as networks under development in Chicago, Los Angeles, San Francisco, Boston, Fort Worth and Washington, D.C., to fund the development of operations support and other systems required to effectively manage the business and to provide general office space and equipment for its employees. Capital resources not required for the above purposes were used to fund the operations of the Company; excess amounts available were used to purchase short-term investments or money market investments.

    On February 3, 1998, the Company raised gross proceeds of approximately $250.5 million in an offering of 445,000 Units, each of which consists of one 11 3/4% Note and one warrant to purchase .0034224719 shares of Common Stock at an exercise price of $.01 per share, subject to certain antidilution provisions. Of the gross proceeds, $242.3 million was allocated to the initial accreted value of the 11 3/4% Notes and $8.2 million was allocated to the Redeemable Warrants. The 11 3/4% Notes were the subject of an Exchange Offer during the second quarter of 1998 and were exchanged for Series B Notes which contain substantially identical terms and conditions. The Redeemable Warrants became exercisable in connection with the IPO in July 1998, and each warrant may now purchase 1.45898399509 shares of Common Stock as a result of a
426.2953905 for-one stock split in connection with the IPO.

    The Series B Notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.45%. The Series B Notes mature on February 15, 2008. From and after February 15, 2003, interest on the Series B will be payable semi-annually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from June 30, 1998 to February 15, 2008 of $190.1 million. The net proceeds from the sale of the Series B Notes have been, and are continuing to be, used to fund the completion of networks in the Phase I markets. See Note 9 to the financial statements contained in Part I which includes a summary of the terms and conditions related to the Series B Notes and the Redeemable Warrants.

    The 12 7/8% Notes due 2008 issued July 1998, mature May 15, 2008. Interest is payable in cash semi-annually, commencing November 15, 1998. Gross proceeds of approximately $200.9 million were realized from the sale. The 12 7/8% Notes were sold at less than par, resulting in an effective rate of 13 1/4%, and the value of the notes is being accreted (using the effective interest method prescribed by SEC) from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. In connection with the sale of the 12 7/8% Notes, the Company purchased U.S. government securities for approximately $69.0 million and placed them in a pledged account to fund interest payments for the first three years the 12 7/8% Notes are outstanding. The remaining proceeds will be used, in conjunction with the net proceeds of the IPO, to fund the development of networks and operations in six Phase II markets and the complete data and ISP plan, as well as an expansion of the New York City, Chicago, Los Angeles and San Francisco markets. See Note 12 to the financial statements contained in Part I which includes a summary of the terms and conditions related to the 12 7/8% Notes.

YEAR 2000

     The Company has reviewed its computer systems to identify those areas that could be affected by the "Year 2000" issue. The Company believes that its systems are Year 2000 compliant. In addition, the Company believes that many of its customers and suppliers, particularly the ILECs and long distance carriers, are also impacted by the Year 2000 issue, which in turn could affect the Company. The Company is assessing the compliance effort of its major customers and suppliers. If the systems of certain of the Company's customers and suppliers, particularly the ILECs, long distance carriers and others on whose services the Company depends or with whom the Company's systems interface, are not Year 20000 compliant, it would have a material adverse effect on the Company.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 29, 1997, WorldCom, Inc. ("WorldCom") sued the Company and two individual employees. In its complaint, WorldCom alleges that these employees violated certain noncompete and nonsolicitation agreements by accepting employment with the Company and by soliciting then current WorldCom employees to leave WorldCom's employment and join the Company. In addition, WorldCom claims that the Company tortiously interfered with WorldCom's relationships with its employees, and that the Company's behavior constituted unfair competition. WorldCom seeks injunctive relief and damages, although it has filed no motion for a temporary restraining order or preliminary injunction. The Company denies all claims and will vigorously defend itself. The Company does not expect the ultimate outcome to have a material adverse effect on the results of operations or financial condition of the Company and an estimate of possible loss cannot be made at this time.

     On October 7, 1997, the Company filed a counterclaim against WorldCom for, among other things, attempted monopolization of the "one stop shopping" telecommunications market, abuse of process, and unfair competition. WorldCom did not move to dismiss the attempted monopolization claim, but has moved to dismiss the abuse of process and unfair competition claims. On March 4, 1998, the court dismissed the claim for unfair competition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     A Registration Statement on Form S-1 (File No. 333-53475) (the "IPO Registration Statement") registering shares of the Company's Common Stock, par value $0.01 per share, the Company's IPO of common shares, was declared effective by the Securities and Exchange Commission on June 30, 1998. The IPO commenced on the effective date and terminated after 10 million shares of Common Stock were sold by the Company for pursuant to the IPO Registration Statement, for an aggregate offering price of $150 million. The managing underwriters of the IPO were Morgan Stanley Dean Witter and Salomon Smith Barney.

     In connection with the IPO, the Company incurred expenses of approximately $11.3 million, including underwriting discounts and commissions of $10.5 million and other expenses of $.8 million. After such expenses, the Company's net proceeds from the IPO were $138.7 million.

     A Registration Statement on Form S-1 (File No. 333-53479) registering the Company's 12 7/8% Notes was declared effective by the Securities and Exchange Commission on June 30, 1998. The offering of the 12 7/8% Notes commenced on July 1, 1998 and terminated after $205.0 million aggregate principal amount of the 12 7/8% Notes registered under such registration statement were sold for gross proceeds of $200.9 million. The managing underwriters of the sale were Morgan Stanley Dean Witter and Salomon Smith Barney.

     In connection with the sale of the 12 7/8% Notes, the Company purchased approximately $69.0 million U.S. Treasury securities and placed them in a pledged account to be used solely to fund interest payments for the first three years the 12 7/8% Notes are outstanding. In addition, the Company incurred expenses of approximately $7.3 million, including underwriting discounts and commissions of $6.5 million and other expenses of $.8 million. After such purchase and expenses, the Company's net proceeds from the sale of the 12 7/8% Notes were $124.6 million.

     The total net proceeds from the IPO and the sale of the 12 7/8% Notes were $263.3 million, which will be used to fund the data and ISP plan, the expansion of four Phase I markets, New York City, Chicago, Los Angels and San Francisco, and the first six Phase II markets.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on June 18, 1998, Allegiance Telecom, L.L.C., the sole stockholder of the Company, by written consent adopted the following resolutions:


     1. Approving the Amended and Restated Certificate of Incorporation and the Amended and Restated By-Laws of the Company.

     2. Electing as Directors the following persons: (i) John J. Callahan, Paul J. Finnegan, Paul D. Carbery and John B. Ehrenkranz to serve until the annual meeting of stockholders in 1999; (ii) C. Daniel Yost, Thomas M. Lord, James E. Crawford, III and Richard D. Frisbie to serve until the annual meeting of stockholders in 2000 and (iii) Royce J. Holland, Reed E. Hundt, James N. Perry, Jr. and Robert H. Niehaus to serve until the annual meeting of stockholders in 2001.

     3. Approving a form of Indemnification Agreement for directors and officers of the Company.

     4. Approving the adoption of the Company's 1998 Stock Incentive Plan and Employee Stock Discount Purchase Plan.

     5. Approving the conversion of the Company's 12% Cumulative Convertible Preferred Stock into shares of Common Stock.


ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibit Index

            Exhibit No.    Description of Exhibit
            -----------    ----------------------

            3.1 Amended and Restated Certificate of Incorporation of Allegiance Telecom, Inc.

            3.2            Amended and Restated By-Laws of Allegiance Telecom,
                           Inc.

            27.1           Financial Data Schedule


     (B) No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1998.

                                    SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALLEGIANCETELECOM,INC.


Dated: August 12, 1998              By: /s/ ROYCE J. HOLLAND
                                       ----------------------------------------
                                    Name:  Royce J. Holland
                                    Title: Chairman and Chief Executive Officer

                                    By: /s/ THOMAS M. LORD
                                       ----------------------------------------
                                    Name:  Thomas M. Lord
                                    Title: Executive Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS

          EXHIBIT
           NUMBER             DESCRIPTION
           ------             -----------
             3.1           Amended and Restated Certificate of Incorporation of
                           Allegiance Telecom, Inc.

             3.2           Amended and Restated By-Laws of Allegiance Telecom, Inc.

            27.1           Financial Data Schedule