Form 10-Q
period 1998-09-30
ALLEGIANCE TELECOM INC
filed 1998-11-05
CIK 1058703

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q


     (Mark one) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1998


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


         For the Transition Period From ___________ to _______________.


                         Commission File Number: 0-24509


                            ALLEGIANCE TELECOM, INC.
           (Exact name of registrant as specified in its certificate)


             Delaware                              75-2721491
  (State or other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)


              1950 STEMMONS FREEWAY SUITE 3026 DALLAS, TEXAS 75207
               (Address of principal executive offices) (Zip Code)


                                 (214) 261-7100
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No



    AS OF NOVEMBER 5, 1998, THE REGISTRANT HAS 50,341,554 SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE OUTSTANDING.

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX




                                                                                        PAGE NO.
                                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1998 and
December 31, 1997.......................................................................  3

Condensed Consolidated Statements of Operations for the Three
and Nine Months Ended September 30, 1998 and the Period from
Inception (April 22, 1997) through September 30, 1997...................................  4

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 1998 and the Period from
Inception (April 22, 1997) through September 30, 1997...................................  5

Notes to Condensed Consolidated Financial Statements....................................  6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations............................................................... 12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................................... 22

Item 2. Changes in Securities and Use of Proceeds....................................... 22

Item 3. Defaults upon Senior Securities................................................. 22

Item 4. Submission of Matters to a Vote of Security Holders............................. 22

Item 5. Other Information............................................................... 22

Item 6. Exhibits and Reports on Form 8-K................................................ 22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                          September 30, 1998  December 31, 1997
                                                                                          ------------------  -----------------
                                                                                              (unaudited)      (audited)
                                                           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                  $404,745.1         $  5,726.4
   Short-term investments                                                                       50,256.0                 --
   Short-term investments, restricted                                                           22,094.7                 --
   Accounts receivable (net of allowance for doubtful accounts
     of $152.9 and $0, respectively)                                                             2,031.9                4.3
   Prepaid expenses and other current assets                                                     1,711.4              245.2
                                                                                              ----------         ----------
     Total current assets                                                                      480,839.1            5,975.9

PROPERTY AND EQUIPMENT:
   Property and equipment                                                                      104,259.0           23,912.6
   Accumulated depreciation and amortization                                                    (3,718.0)             (12.7)
                                                                                              ----------         ----------
     Property and equipment, net                                                               100,541.0           23,899.9

OTHER NON-CURRENT ASSETS:
   Deferred debt issuance costs (net of accumulated amortization of $485.9
     and $0, respectively)                                                                      16,326.2                 --
   Long-term investments, restricted                                                            47,798.0                 --
   Other assets                                                                                  1,268.0              171.2
                                                                                              ----------         ----------
     Total other non-current assets                                                             65,392.2              171.2
                                                                                              ----------         ----------
     Total assets                                                                             $646,772.3         $ 30,047.0
                                                                                              ==========         ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                           $  6,716.8         $  2,261.7
   Accrued liabilities and other                                                                25,676.3            1,668.0
                                                                                              ----------         ----------
     Total current liabilities                                                                  32,393.1            3,929.7

LONG-TERM DEBT                                                                                 463,751.6                 --

REDEEMABLE CUMULATIVE CONVERTIBLE
   PREFERRED STOCK - 0 and 40,498,062 shares issued and outstanding
     at September 30, 1998 and December 31, 1997, respectively                                        --           33,409.4

REDEEMABLE WARRANTS                                                                              8,506.7                 --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

   Common stock - 50,341,554 and 426 shares issued and
     outstanding at September 30, 1998 and December 31, 1997, respectively                         503.4                 --
   Additional paid-in capital                                                                  416,095.6            3,008.4
   Deferred compensation                                                                       (15,531.5)          (2,798.4)
   Deferred management ownership allocation charge                                             (33,002.2)                --
   Accumulated deficit                                                                        (225,944.4)          (7,502.1)
                                                                                              ----------         ----------
     Total stockholders' equity (deficit)                                                      142,120.9           (7,292.1)
                                                                                              ----------         ----------
     Total liabilities and stockholders' equity (deficit)                                     $646,772.3         $ 30,047.0
                                                                                              ==========         ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share amounts)

                                                                                             Period From
                                                                                              Inception
                                                                                          (April 22, 1997)
                                                 Three Months Ended  Nine Months Ended        through
                                                 September 30, 1998  September 30, 1998  September 30, 1997
                                                 ------------------  ------------------  ------------------
                                                     (unaudited)         (unaudited)         (unaudited)
REVENUES                                          $      2,785.7      $      4,200.6      $           --
OPERATING EXPENSES:
       Network                                           2,920.3             4,506.0                  --
       Selling                                           3,751.8             6,212.8                 1.5
       General and administrative                        9,547.3            19,862.4               898.0
       Management ownership allocation charge          160,534.4           160,534.4                  --
       Non-cash deferred compensation                    1,389.9             3,758.7                  --
       Depreciation and amortization                     2,491.8             3,705.3                  --
                                                  --------------      --------------      --------------
           Total operating expenses                    180,635.5           198,579.6               899.5
           Loss from operations                       (177,849.8)         (194,379.0)             (899.5)

OTHER (EXPENSE) INCOME:
       Interest income                                   7,463.0            13,059.1                24.6
       Interest expense                                (13,380.3)          (25,278.4)                 --
                                                  --------------      --------------      --------------
           Total other (expense) income                 (5,917.3)          (12,219.3)               24.6

NET LOSS                                              (183,767.1)         (206,598.3)             (874.9)
ACCRETION OF REDEEMABLE PREFERRED
    STOCK AND WARRANT VALUES                              (125.5)          (11,844.0)             (409.1)
                                                  --------------      --------------      --------------

NET LOSS APPLICABLE TO COMMON STOCK               $   (183,892.6)     $   (218,442.3)     $     (1,284.0)
                                                  ==============      ==============      ==============

NET LOSS PER SHARE, basic and diluted             $        (3.69)     $       (13.02)     $    (3,014.12)
                                                  ==============      ==============      ==============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING, basic and diluted                    49,794,368          16,780,802                 426
                                                  ==============      ==============      ==============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                        Period From
                                                                                                         Inception
                                                                                   Nine Months        (April 22, 1997)
                                                                                      Ended               through
                                                                                September 30, 1998   September 30, 1997
                                                                                ------------------   ------------------
                                                                                    (unaudited)          (unaudited)
Cash Flows from Operating Activities
     Net loss                                                                     $(206,598.3)           $   (874.9)
     Adjustments to reconcile net (loss) to cash
          provided by operating activities
          Depreciation and amortization                                              3,705.3                    --
          Provision for uncollectible accounts receivable                              152.9                    --
          Accretion of senior discount notes                                        20,114.0                    --
          Amortization of original issue discount                                      387.8                    --
          Amortization of deferred debt issuance costs                                 485.9                    --
          Management ownership allocation charge and
              amortization of deferred compensation                                164,293.1                    --
          Increase in receivables                                                   (2,180.5)                  (6.0)
          Increase in prepaid expenses and other current assets                     (1,466.2)                 (51.3)
          Increase (decrease) in accounts payable                                   (1,453.6)                  79.4
          Increase in accrued liabilities                                           13,158.5                  423.2
          Increase in other assets                                                  (1,096.8)                 (21.2)
                                                                                  ----------             ----------
              Net cash used in operations                                          (10,497.9)                (450.8)

Cash Flows from Investing Activities
          Capital expenditures                                                     (63,550.2)                 (17.3)
          Investment in short-term and long-term investments                      (120,148.7)                    --
                                                                                  ----------             ----------
              Net cash used in investing activities                               (183,698.9)                 (17.3)

Cash Flows from Financing Activities
          Proceeds from issuance of senior discount notes                          443,212.1                     --
          Proceeds from issuance of redeemable warrants                              8,183.6                     --
          Debt issuance costs                                                      (16,812.1)                    --
          Proceeds from issuance of redeemable preferred stock                            --                5,004.7
          Proceeds from issuance of common stock                                          --                    0.1
          Proceeds from redeemable capital contributions                            20,880.4                     --
          Refund overpayment of redeemable capital contributions                        (5.3)                    --
          Proceeds from initial public offering                                    137,756.8                     --
                                                                                  ----------             ----------
              Net cash provided from financing activities                          593,215.5                5,004.8
                                                                                  ----------             ----------
              Net increase in cash and cash equivalents                            399,018.7                4,536.7

              Cash and cash equivalents, beginning of period                         5,726.4                     --
                                                                                  ----------             ----------
              Cash and cash equivalents, end of period                            $404,745.1             $  4,536.7
                                                                                  ==========             ==========





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1. GENERAL:

   Allegiance Telecom, Inc., a competitive local exchange carrier ("CLEC"), seeks to become a leading provider of voice, data, and Internet services to business, government, and other institutional users in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the "Company."

   The Company's development plan is focused on offering services in 24 of the largest U.S. metropolitan areas. As of September 30, 1998, Allegiance is operational in six Phase I markets: New York City, Dallas, Atlanta, Fort Worth, Chicago and Los Angeles; and is in the process of deploying networks in seven other markets: San Francisco, Boston, Washington D.C., Northern New Jersey, Oakland, San Diego and San Jose. In addition, the Company has switching equipment on order for two of its other target markets, Philadelphia and Houston.

   Until December 16, 1997, the Company was in the development stage. From the Company's initial funding in August 1997 to December 16, 1997, its principal activities included developing business plans, procuring governmental authorizations, raising capital, hiring management and other key personnel, working on the design and development of its local exchange telephone networks and operations support systems, acquiring equipment and facilities and negotiating interconnection agreements. Accordingly, the Company has incurred operating losses and operating cash flow deficits.

   The Company's success will be affected by the problems, expenses, and delays encountered in connection with the formation of any new business, and the competitive environment in which the Company intends to operate. The Company's performance will further be affected by its ability to assess potential markets, secure financing or raise additional capital, implement expanded interconnection and collocation with the facilities of incumbent local exchange carriers ("ILECs"), lease adequate trunking capacity from the ILECs or other CLECs, purchase and install switches in additional markets, implement efficient operations support systems and other back office systems, develop a sufficient customer base, and attract, retain, and motivate qualified personnel. The Company's networks and the provisioning of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

   Expenses are expected to exceed revenues in each location in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take a number of years, and positive cash flows from operations are not expected in the near future.

2. BASIS OF PRESENTATION:

   The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Because the Company did not commence operations until August 1997, the results of operations and cash flows for the three and nine month periods ending September 30, 1997 are identical. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the three month period ended March 31, 1998 and for the year ended December 31, 1997 and the second quarter 1998 Form 10-Q. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

   Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

3. REPORTING ON THE COST OF START-UP ACTIVITIES:

   On April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires start-up activities and organization costs to be expensed as incurred and that start-up costs capitalized prior to the adoption of SOP 98-5 be reported as the cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 during the second quarter of 1998. Adoption of SOP 98-5 did not have an affect on the Company, inasmuch as the Company had previously expensed all such costs.

4. REVENUE RECOGNITION:

   Revenue is recognized in the month in which service is provided, except for local reciprocal compensation which is recorded on a cash basis. The propriety of CLECs, such as Allegiance, to earn local reciprocal compensation is the subject of numerous regulatory and legal challenges, and until this issue is ultimately resolved, Allegiance has determined to recognize this revenue only upon receipt.

5. SHORT-TERM INVESTMENTS:

   Short-term investments consist primarily of commercial paper with original maturities at date of purchase beyond three months and less than 12 months. Such short-term investments are carried at their accreted value, which approximates fair value, due to the short period of time to maturity.

6. RESTRICTED INVESTMENTS:

   Restricted investments consist entirely of U.S. government securities purchased in connection with the 12 7/8% Notes (see Note 9) to secure the first three years' (six semi-annual) interest payments on these Notes. Such investments are stated at accreted value, which approximates fair value, and are shown in both current and long-term assets, based upon the maturity dates of each of the securities.

7. PROPERTY AND EQUIPMENT:

   Property and equipment includes network equipment, leasehold improvements, software, furniture and fixtures and office equipment and other and construction-in-progress of network equipment, leasehold improvements, software and office equipment and other. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated once placed in service using the straight-line method. Interest expense for the three and nine months ended September 30, 1998 was $14,231.6 and $27,073.1 before the capitalization of $851.3 and $1,794.7 of interest related to construction-in-progress for the three and nine months ended September 30, 1998, respectively. Repair and maintenance costs are expensed as incurred.

   Property and equipment at September 30, 1998 and December 31, 1997, consisted of the following:

                                       SEPTEMBER 30,    DECEMBER 31,   USEFUL LIVES
                                           1998            1997         (IN YEARS)
                                       -------------    ------------   ------------
Network equipment ....................  $ 35,190.3      $       --         5-7
Leasehold improvements ...............     8,765.1            37.5        5-10
Software .............................     6,314.5              --           3
Office equipment and other ...........     3,735.7            89.9           2
Furniture and fixtures ...............     1,518.3           150.2           5
                                        ----------      ----------
Property and equipment, in
    service  .........................    55,523.9           277.6
Less: Accumulated depreciation .......    (3,718.0)          (12.7)
                                        ----------      ----------
  Property and equipment in
    service, net .....................    51,805.9           264.9
Construction-in-progress network
     equipment .......................    34,269.9        19,989.9
Construction-in-progress leasehold
     improvements ....................    11,743.2         2,458.7
Construction-in-progress software ....     2,058.1              --
Construction-in-progress office
     equipment and other .............       663.9         1,186.4
                                        ----------      ----------
       Property and equipment, net ...  $100,541.0      $ 23,899.9
                                        ==========      ==========

8. CAPITAL LEASE:

   On May 29, 1998, the Company signed a capital lease agreement for three, four-fiber rings, with a term of ten years and a renewal term of ten years, at an expected total cost of $3,485.0, a portion of which was paid in 1998. The remainder is expected to be paid in 1999, contingent upon the timing of completion of network segments.

9. LONG-TERM DEBT:

   On February 3, 1998, the Company raised gross proceeds of approximately $250,477.2 in an offering of 445,000 Units (the "Unit Offering"), each of which consisted of one 11 3/4% Senior Discount Note due 2008 (the "11 3/4% Notes") and one warrant to purchase .0034224719 shares of Common Stock (the "Redeemable Warrants") at an exercise price of $.01 per share, subject to certain antidilution provisions. Of the gross proceeds, $242,293.6 was allocated to the 11 3/4% Notes and $8,183.6 was allocated to the Redeemable Warrants. The Redeemable Warrants became exercisable in connection with the initial public offering of Common Stock (see Note 11) in July 1998, and each warrant may now purchase 1.45898399509 shares of Common Stock as a result of the stock split (see Note 11).

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

   The Company must make an offer to purchase the Redeemable Warrants for cash at the Relevant Value upon the occurrence of a Repurchase Event. A Repurchase Event is defined to occur when (i) the Company consolidates with or merges into another person if the common stock thereafter issuable upon exercise of the Redeemable Warrants is not registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or (ii) the Company sells all or substantially all of its assets to another person, if the common stock thereafter issuable upon the exercise of the Redeemable Warrants is not registered under the Exchange Act, unless the consideration for such a transaction is cash. The Relevant Value is defined to be the fair market value of the common stock as determined by the trading value of the securities if publicly traded or at an estimated fair market value without giving effect to any discount for lack of liquidity, lack of registered securities, or the fact that the securities represent a minority of the total shares outstanding. As required by SEC accounting standards the Company is recognizing the potential future redemption value of the Redeemable Warrants by recording accretion of the Redeemable Warrants to their estimated fair market value at February 3, 2008 using the effective interest method. Accretion recorded in the three and nine months ended September 30, 1998 was $125.5 and $323.2, respectively.

    The Series B Notes are redeemable by the Company, in whole or in part, any time on or after February 15, 2003, at 105.875% of their principal amount at maturity, plus accrued and unpaid interest, declining to 100% of their principal amount at maturity, plus accrued and unpaid interest on and after February 15, 2006. In addition, at any time prior to February 15, 2001, the Company may, at its option, redeem up to 35% of the principal amount at maturity of the Series B Notes in connection with one or more Public Equity Offerings (as defined in the Indenture relating to the Series B Notes) at 111.750% of the accreted value on the redemption date; provided that at least $289.3 million aggregate principal amount at maturity of the Series B Notes remains outstanding after such redemption.

    In July 1998, the Company raised approximately $200,918.5 of gross proceeds from the sale of its 12 7/8% Senior Notes due 2008 (the "July 1998 Debt Offering") of which approximately $69,033.4 was used to purchase U.S. government securities, which were placed in a pledged account to secure and fund the first six scheduled payments of interest on such notes (see Note 6).

    The 12 7/8% Senior Notes due 2008 (the "12 7/8% Notes") have a principal amount at maturity of $205,000.0. The 12 7/8% Notes mature on May 15, 2008. Interest on the 12 7/8% Notes will be payable semi-annually in cash at the rate of 12 7/8% on May 15 and November 15 of each year, commencing November 15, 1998.

    The 12 7/8% Notes are redeemable by the Company, in whole or in part, at any time on or after May 15, 2003, at 106.438% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on or after May 15, 2006. In addition, prior to May 15, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 12 7/8% Notes with the proceeds of one or more Public Equity Offerings (as defined in the Indenture relating to the 12 7/8% Notes) at 112.875% of their principal amount, plus accrued interest, provided, however, that after any such redemption at least 65% of the aggregate principal amount of the 12 7/8% Notes originally issued remain outstanding.

    The Series B Notes and the 12 7/8% Notes carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of their capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain Subsidiaries, enter into transactions with any holder of 5% or more of any class of capital stock of the Company or effect a consolidation or merger. In addition, upon a change of control, the Company is required to make an offer to purchase Series B notes at a price equal to 101% of their accreted amount plus accrued interest, if any and the 12 7/8% Notes at 101% of their principal amount plus accrued interest. However, these limitations are subject to a number of important qualifications and exceptions (as defined in the indentures relating to each series of notes). The Company was in compliance with all such restrictive covenants at September 30, 1998.

10. COMMITMENTS AND CONTINGENCIES:

    The Company has entered into various operating lease agreements, with expirations through 2009, for office space and equipment.

Future minimum lease obligations related to the Company's operating leases as of September 30, 1998 are as follows:

                          1998        $ 4,421.2
                          1999          6,787.5
                          2000          6,845.7
                          2001          6,087.3
                          2002          5,559.5
                          2003          5,550.4
                          Thereafter  $22,020.5

    Total rent expense for the three and nine months ended September 30, 1998, was $815.4 and $1,575.7, respectively, and was $2.7 for the period ended September 30, 1997.

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

11. CAPITALIZATION

    In connection with its initial public offering of Common Stock, the Company increased the number of authorized common shares and preferred shares to 150 million and 1 million, respectively, and effected a 426.2953905 for-one stock split which is reflected in the net loss per share amounts and the weighted number of shares outstanding reflected on the statements of operations, and the shares outstanding on the balance sheets.

    On July 7, 1998, the Company raised $150,000.0 of gross proceeds in the Company's initial public offering of Common Stock. The Company sold 10,000,000 shares of its Common Stock at a price of $15 per share.

    On July 7, 1998, certain venture capital investors (the "Fund Investors") and certain management investors (the "Management Investors") owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance LLC, an entity that owned substantially all of the Company's outstanding capital stock. As a result of the successful initial public offering, Allegiance LLC was dissolved and its assets (which consisted almost entirely of such capital stock) have been distributed to the Fund Investors and the Management Investors in accordance with Allegiance LLC's Limited Liability Company Agreement (the "LLC Agreement"). The LLC Agreement provided that the equity allocation between the Fund Investors and the Management Investors be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. Under generally accepted accounting principles, the Company recorded the increase in the assets of Allegiance LLC allocated to the Management Investors as a $193,536.6 increase in additional paid-in capital, of which $122,475.5 was recorded as a non-cash, non-recurring charge to operating expense and $71,061.1 was recorded as a deferred management ownership allocation charge. The deferred charge was amortized at $38,058.9 during the third quarter of 1998 and will be further amortized at $6,777.5, $18,870.2, $7,175.7 and $178.8 during the fourth quarter of 1998, and the years 1999, 2000 and 2001, respectively, which is the period over which the Company has the right to repurchase certain of the securities (at the lower of fair market value or the price paid by the employee) in the event the management employee's employment with the Company is terminated.

In connection with the consummation of the initial public offering, the outstanding shares of the Company's Redeemable Cumulative Convertible Preferred Stock (the "Preferred Stock") have been converted into 40,341,128 shares of Common Stock and the obligation of Allegiance LLC to make additional capital contributions to the Company (and the obligation of the members of Allegiance LLC to make capital contributions to it) has terminated. Upon such conversion of the Preferred Stock, the obligation of the Company to redeem the Preferred Stock also terminated and, therefore, the accretion of the Preferred Stock value recorded to the date of the initial public offering, $15,335.0, was reclassified to additional paid-in capital in the stockholders' equity section of the balance sheet in the third quarter of 1998, along with $50,470.3 in proceeds from the issuance of the Preferred Stock and redeemable capital contributions.

12. LOSS PER SHARE:

    The net loss per share amounts reflected on the statements of operations and the number of shares outstanding on the balance sheets reflect a 426.2953905 for-one stock split, which occurred in connection with the initial public offering of common stock (the "IPO") (see Note 11). The preferred shares, warrants and options were not included in the net loss per share calculation as the effect from the conversion would be antidilutive. The net loss applicable to common stock includes the accretion of redeemable preferred stock and warrant values of $125.5 and $11,844.0 for the three and nine months ended September 30, 1998, and $409.1 for the period ended September 30, 1997, respectively.

13. COMPREHENSIVE INCOME:

    In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting and disclosure requirements for comprehensive income and its components within the financial statements. The Company's comprehensive income components were immaterial for the three and nine months ending September 30, 1998 and the Company had no comprehensive income components as of December 31, 1997; therefore, comprehensive income is the same as net income for both periods.

14. RELATED PARTIES

    In connection with the Unit Offering, the IPO and the July 1998 Debt Offering, the Company incurred approximately $6,956.5 and $11,331.5 in fees to an affiliate of an investor in the Company of for the three and nine months ended September 30, 1998, respectively.

15.  LEGAL MATTERS:

    On August 29, 1997, WorldCom, Inc. ("WorldCom") sued the Company and two individual employees. In its complaint, WorldCom alleges that these employees violated certain noncompete and nonsolicitation agreements by accepting employment with the Company and by soliciting then current WorldCom employees to leave WorldCom's employment and join the Company. In addition, WorldCom claims that the Company tortiously interfered with WorldCom's relationships with its employees, and that the Company's behavior constituted unfair competition. WorldCom seeks injunctive relief and damages, although it has filed no motion for a temporary restraining order or preliminary injunction. The Company denies all claims and will vigorously defend itself. The Company does not expect the ultimate outcome to have a material adverse effect on the results of operations or financial condition of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    Allegiance seeks to be a premier provider of telecommunications services to business, government and other institutional users in major metropolitan areas across the United States. Allegiance anticipates offering an integrated set of telecommunications products and services including local exchange, local access, domestic and international long distance, enhanced voice, data and a full suite of Internet services. Allegiance plans to establish networks in 24 of the largest U.S. markets.

RESULTS OF OPERATIONS

Sales and Revenues

The Company commenced operations in August 1997. During the period from August to September, 1997 Allegiance did not sell any services or open any markets. At that time, the Company devoted substantial effort in developing its business plans, initiating applications for governmental authorizations, hiring management and other key personnel, working on the design and development of its local exchange telephone networks and operations support systems, acquiring equipment and facilities and negotiating interconnection agreements. Inasmuch as the Company has significantly increased the scope and size of its operations from its infancy during the third quarter of 1997, comparisons of the third quarter 1998 results with the third quarter of 1997 are not meaningful.

    The net loss (after the non-cash one-time management allocation charge and amortization of deferred compensation and a portion of the deferred management allocation charge) for the third quarter of 1998 was $183.9 million and was $218.4 million for the nine months ended September 30, 1998. Earnings before interest, taxes, depreciation, amortization, management ownership allocation charge and non-cash deferred compensation ("EBITDA") for the same periods was a negative $13.4 million and negative $26.4 million, respectively. EBITDA excludes the non-cash charges to operations described in the preceding sentence totaling $161.9 million and $164.3 million for the three and nine months ended September 30, 1998, respectively.

    The Company expects to continue to experience increasing operating losses and negative EBITDA as a result of its development activities and as it expands its operations. The Company does not expect to achieve positive EBITDA in any market until at least two to three years after it commences initial service in such market.

    The Company opened three new markets during the third quarter of 1998: Fort Worth, Chicago and Los Angeles. Allegiance is now operational in six markets, including New York City, Dallas, Atlanta, Fort Worth, Chicago and Los Angeles. Allegiance is in the process of deploying networks in seven markets: San Francisco, Oakland, Boston, Washington D.C., Northern New Jersey, San Diego and San Jose. The Company has collocation applications pending in Orange County and plans to initiate the collocation application process for Long Island, New York central offices during the fourth quarter of 1998. In addition to the above, the Company has switching equipment on order for two of its other target markets, Philadelphia and Houston. The Company plans to continue to open markets at the rate of one per month during the fourth quarter, and into the first eight months of 1999.

    The Company generated $2.8 million and $4.2 million in revenue during the three months and nine months ended September 30, 1998, respectively. The third quarter revenues represent a 133% increase compared to revenues for the second quarter of 1998. The Company installed approximately 14,900 lines during the third quarter of 1998, an increase of 86% compared with 8,000 lines installed in the second quarter of 1998. At September 30, 1998, the Company has a total installed base of 25,900 lines, which compares with 11,000 access lines installed at June 30, 1998.

    The Company has significantly increased sales of facilities-based lines, while de-emphasizing reselling of ILEC provided services. Of the 14,900 access lines installed during the third quarter of 1998, 73% are facility-based. At the end of the third quarter, facility-based lines represented 47% of the total installed base. Allegiance will continue to emphasize the sale and installation of facility-based lines over resale lines. The Company estimates that resale services will continue to diminish proportionally and will ultimately represent no more than 5% of all lines installed.

    Through September 30, 1998, the Company had sold a total approximately 43,400 access lines. Lines sold in the third quarter were 22,300, compared with 16,400 in the second quarter, a 36% increase. Facility-based lines accounted for 86% of third quarter sales and represented 64% of all sales through September 30, 1998.

    Sales are expected to increase from the level realized in the third quarter of 1998 as new markets are opened, and as sales teams in existing markets are increased. Allegiance presently has 17 sales teams, a total of 231 sales personnel, and plans to add 11 new sales teams before the end of 1998. Markets expected to become operational in the fourth quarter of 1998 are San Francisco, Oakland and Boston. Three teams will initially address the San Francisco and Oakland markets, and two new teams will sell in the Boston market during the fourth quarter. Two new teams will be added early in the fourth quarter to sell in Dallas and Fort Worth and two new teams in Los Angeles. There will be one new team added in each of the New York and Atlanta markets also in the fourth quarter.

     The Company does not use agents to sell its services, and has no plans to do so in the future.

    Allegiance generated revenue of approximately $53 per average line during September 1998. Such amount is the result of the sales effort to date focusing on basic local services for small and medium sized business customers and a majority of installed lines being high capacity local connections. Allegiance's sales teams will begin to focus their sales effort on long distance and Internet services during the fourth quarter of 1998, and the Company expects the revenue per line to increase accordingly. The Company does not accept orders for long distance service only; the Company rejects orders which do not include local service.

    Revenues realized to date have been derived exclusively from sales of telecommunications services, principally local service. The Company has not recognized any revenue from so-called "reciprocal compensation" from inception to date, and does not plan to recognize any such revenue except upon receipt of cash.

    ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to CLECs should apply to local telephone calls from ILEC customers to Internet service providers served by the CLECs. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. CLECs have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable. The FCC recently held that GTE's ADSL service, which provides a dedicated connection (rather than circuit switched dial-up) that permits an Internet service provider to provide its end user with high-speed access to the Internet, is a special access service with more than a de minimis amount of interstate traffic. This Order (GTE ADSL Order) determined that GTE's ADSL service is properly tariffed at the federal level but if GTE or any other ILECs were to offer an xDSL service that is intrastate in nature, that service should be tariffed at the state level.

    Under the Eighth Circuit decisions, the states have primary jurisdiction over the determination of reciprocal compensation arrangements and as a result, the treatment of this issue can vary from state to state. Currently, 23 state commissions, three federal courts and one state court have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers. Certain of these rulings are subject to appeal. Additional disputes over the appropriate treatment of Internet service provider traffic are pending in other states. The NARUC adopted a resolution in favor of applying reciprocal compensation to calls to Internet service providers. The FCC made clear that its GTE ADSL Order did not determine whether reciprocal compensation is owed pursuant to existing interconnection agreements, state arbitration decisions and federal court decisions. The FCC indicated that it intends to issue a separate order specifically addressing reciprocal compensation issues. The Company anticipates that Internet service providers will be among its target customers, and adverse decisions in these proceedings could limit the Company's ability to service this group of customers profitably.

    The Company has had no sales of customer premise equipment, no revenue from installation of customer premise equipment, no revenue from system integration activities, no wireless revenue and no data or internet service provider revenue. The Company expects to initiate data and Internet services during the fourth quarter of 1998. The Company has no plans to sell wireless services in the foreseeable future.

    Operating Expenses

    Network Costs (Cost of Services). Under its "smart build" strategy, Allegiance plans to deploy digital switching platforms with local and long distance capability and initially lease fiber trunking capacity from the ILECs and other CLECs to connect the Company's switch with its transmission equipment collocated in ILEC central offices. Allegiance will lease unbundled copper loop lines and high capacity digital lines from the ILECs to connect the Company's customers and other carriers' networks to the Company's network. Allegiance plans to lease dark fiber capacity or overbuild specific network segments as economically justified by traffic volume growth or when these arrangements otherwise become more attractive than leasing unbundled network elements. During the third quarter, Allegiance increased the number of ILEC central offices in which it is collocated by 44. Thus, Allegiance is collocated in a total of 51 central offices at September 30, 1998, and has DS3 hub connections to three additional ILEC central offices. Through the process of achieving collocation in the 51 offices the Company has determined that it takes six to seven months before a typical collocation site will be ready to generate revenue, instead of the three-month period the Company had originally estimated. As a result of the longer lead time, Allegiance has adjusted its network planning and is now delivering completed central office collocation applications to ILECs six to seven months in advance of the desired revenue ready date. The Company has 159 central office collocations currently in various stages of process, from applications pending, to deposits for construction, to equipment being installed and tested. Allegiance estimates it will have a total of 90 central office collocations in service or revenue ready by the end of 1998.

    For the three and nine months ended September 30, 1998, the Company incurred network costs of approximately $2.9 million and $4.5 million, respectively. No such costs were incurred during 1997.

    The Company is moving to the next stage of its "smart build" strategy in New York City where the Company has entered into a lease agreement with Metromedia Fiber Network, Inc. for three "dark fiber" rings in Manhattan with an extension into Brooklyn. Allegiance is accounting for the Metromedia Fiber Network lease as a capital lease, based on the terms and conditions of the lease agreement. The Company anticipates that any future dark fiber leases will have roughly similar terms and conditions, and therefore it is likely that such additional dark fiber leases, if any, will also be accounted for as capital leases. In addition, Allegiance expects to increase the capacity of its switches, and may add additional switches, in a market as demand warrants.

    The Company expects switch site lease costs will be a significant part of the Company's ongoing cost of services. The costs to lease unbundled copper loop lines and high capacity digital lines from the ILECs will vary by ILEC and are regulated by state authorities pursuant to the Telecommunications Act of 1996. The Company believes that in most of the markets it plans to enter there are multiple carriers in addition to the ILEC from which it could lease trunking capacity; typically at lower prices than the ILEC price. The Company expects that the costs associated with these leases will increase with customer volume and will be a significant part of the Company's ongoing cost of services.

    To enter a market and make ubiquitous calling available to its customers, Allegiance must enter into an interconnection agreement with the ILEC in such market. Typically these agreements set the cost per minute to be charged by each party for the calls which have traversed between each carrier's network. These costs will grow in proportion to the Company's customers outbound call volume and are expected to be a major portion of the Company's cost of services. However, the Company does expect to generate increased revenue from the ILECs as the Company's customers inbound calling volume increases. To the extent the Company's customers' outbound call volume is equivalent to their inbound call volume, the Company expects that its interconnection costs paid to the ILECs will be substantially offset by the interconnection revenues received from the ILECs.

    The Company has entered into one resale agreement with a long distance carrier to provide the Company with transmission services. The Company expects to enter into resale agreements with other carriers in the future. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments; however, the existing resale agreement does not contain any minimum volume commitments. Under such agreements, if a company fails to meet any minimum volume commitments, it may be obligated to pay underutilization charges. If a company underestimates its need for transmission capacity under such agreements, it may be required to obtain capacity through more expensive means. These costs will increase as the Company's customers' long distance calling volume increases, and the Company expects that these costs will be a significant portion of its cost of long distance services. As traffic on specific routes increases, the Company may lease long distance trunk capacity.

    Collocation costs are also expected to be a significant part of the Company's network development and ongoing cost of services. Under the Telecommunications Act, carriers like the Company must be allowed to place their equipment within the central offices of the ILEC for the purposes of interconnecting its network with that of the ILEC. For example, Allegiance uses collocation to access the ILECs unbundled networks elements. This collocation can be a physical space or cage within the ILEC central office where the Company places its equipment or it can consist of "virtual collocation" where the ILEC places equipment within the central office and maintains the equipment on behalf of the Company. In the virtual collocation scenario, the Company does not have physical access to the ILEC's central office. For use of their central offices for collocation, ILECs typically charge both a start-up fee as well as a monthly recurring fee. In addition, the Company is required to invest a significant amount of funds to develop the central office collocation sites and to deploy the transmission and distribution electronics.

    Another network alternative is a DS3 hub arrangement whereby the Company connects its switching equipment to an ILEC central office through a leased, high capacity circuit. The Company then purchases, from the ILEC, multiplexing services and high capacity circuits to customer premises to connect the customer to the Allegiance network. Typically, the hubbing arrangement is implemented in advance of collocation; but it may continue indefinitely depending upon the quantity and type of services provided over that facility.

    The cost of collocation has exceeded the Company's estimates in some instances because of changes in configuration of transmission equipment and because of certain requirements imposed by ILECs on the first company requesting collocation in a specific central office. ILECs generally require the company initially requesting collocation to reimburse the ILEC for the cost associated with a minimum buildout space and this minimum space is often greater than the amount Allegiance actually requests for its use. In those instances in which Allegiance is the company initially requesting collocation, it will be rebated a portion of the costs paid as additional companies commit to collocation in the same central office. While these circumstances have led, and will continue to lead, to greater than anticipated capital expenditures, the Company believes these additional expenditures will be offset by the benefits of the Company entering its selected markets earlier than its competitors.

    Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses will include its infrastructure costs, including selling and marketing costs, customer care, billing, corporate administration, personnel and network maintenance.

    The Company incurred $13.3 million and $26.1 million for selling and general and administrative expenses during the three and nine month periods ending September 30, 1998, respectively. These increased expenses resulted primarily from an expansion of the Company's staffing from less than 50 at December 31, 1997, and approximately 250 at June 30, 1998, to approximately 460 full-time staff at September 30, 1998. Sales personnel represent approximately 50% of total staff at September 30, 1998. Also, as the Company has increased the deployment of its network, its costs associated with monitoring that network has increased as well. Network monitoring costs during the three and nine month periods ending September 30, 1998 totaled $.9 million.

    The Company plans to employ a large direct sales force in each market and to build a national sales force as the Company grows. To attract and retain a highly qualified sales force, the Company offers its sales and customer care personnel a compensation package emphasizing commissions and stock options. The Company expects to incur significant, and increased, selling and marketing costs as it continues to expand its operations. In addition, Allegiance plans to offer sales promotions to win customers, especially in the first few years as its establishes its market presence.

    Allegiance has acquired and is integrating back office systems to facilitate a smooth, efficient order management, provisioning, installation, trouble management, billing and collection, and customer service process.

Allegiance has licensed and is using MetaSolv software for order management and customer provisioning, Lucent's ConnectVu for switch provisioning and Intertech for billing.

    The Company is actively working toward "electronic bonding" between the Allegiance operating support systems and those of the ILEC which will permit creation of service requests on-line and real-time monitoring of the provisioning and installation process. During the third quarter of 1998, Allegiance expended significant effort in developing such an electronic bond with Bell Atlantic in New York. Currently, the electronic bond is being subjected to a high volume, production test in which all new orders taken by Allegiance for the New York market are relayed to Bell Atlantic electronically. The test is expected to successfully conclude during the fourth quarter of 1998, at which time the electronic bond will be placed into production.

    Electronic bonding is expected to result in significant productivity improvements by reducing the period between the time of sale and the time a customer's line is installed in the Allegiance network and accepted by the customer. The Bell Atlantic test has demonstrated a reduction of elapsed time from the conveyance of a service request to the ILEC to the receipt of communication from the ILEC that the service order has been received and confirmed as complete in as little as five minutes. This is a significant reduction in elapsed time; confirmation of receipt and completeness of previous orders has taken as little as three to four hours to as long as several days or weeks.

    In addition to the electronic bonding process with Bell Atlantic, Allegiance and Southwestern Bell and Pacific Bell have agreed to begin discussions about the possibility of using the same template Allegiance uses with Bell Atlantic to pass service requests between these parties.

    During the second quarter of 1998, Allegiance achieved permanent local number portability in New York with Bell Atlantic and in Texas with Southwestern Bell. During the third quarter of 1998, Allegiance achieved permanent local number portability in Georgia with Bell South, in Illinois with Ameritech and in California with Pacific Bell. Allegiance uses DSET Corporation's Service Order Administration Gateway for local number portability implementation.

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

    Allegiance will incur other costs and expenses, including the costs associated with the maintenance of its network, administrative overhead, office leases and bad debts. The Company expects that these costs will grow significantly as its expands its operations and that administrative overhead will be a large portion of these expenses during the start-up phase of the Company's business. However, the Company expects these expenses to become smaller as a percentage of the Company's revenue as the Company builds its customer base.

    The magnitude of the loss for the third quarter is principally due to the management ownership allocation charge. On July 7, 1998, the Fund Investors and the Management Investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance LLC, an entity that owned substantially all of the Company's outstanding capital stock. As a result of the Company's initial public offering of common stock, the assets of Allegiance LLC (which consisted almost entirely of such capital stock) have been distributed to the Fund Investors and the Management Investors in accordance with the LLC Agreement.

    The LLC Agreement provided that the equity allocation between the Fund Investors and the Management Investors be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. Under generally accepted accounting principles, the Company recorded the increase in the assets of Allegiance LLC allocated to the Management Investors as a $193.5 million increase in additional paid-in capital, of which $122.5 million was recorded as a non-cash, non-recurring charge to operating expense and $71.0 million was recorded as a deferred management ownership allocation charge. The deferred charge was amortized at $38.0 million during the third quarter of 1998 and will be further amortized at $6.8 million, $18.8 million, $7.2 million and $.2 million during the fourth quarter of 1998, and the years 1999, 2000, 2001, respectively, which is the period over which the

Company has the right to repurchase the securities (at the lower of fair market value or the price paid by the employee) in the event the management employee's employment with the Company is terminated.

    In addition to the above expenses, the Company recognized $1.4 million and $3.8 million amortization of deferred stock compensation expense for the three and nine months periods ended September 30, 1998, respectively, also a non-cash charge. Interest expense for the three months then ended was $13.4 million, and for the nine months ending at the same date, it was $25.3 million. These amounts reflect the issuance of the 11 3/4% Notes during February 1998 and 12 7/8% Notes during July 1998. Interest income during such periods was $7.5 million and $13.1 million, respectively, resulting from the investment of cash not used in operations or network rollout. The amount of invested cash increased between the second and third quarters, reflecting the net proceeds of both the initial public offering and the 12 7/8% Notes.

    As required by accounting principles promulgated by the Securities and Exchange Commission, the Company has recorded the potential redemption value of Redeemable Warrants in the potential event that they are redeemed at fair market value in February 2008. Amounts are accreted using the effective interest method and management's estimates of the future fair market value of the warrants when redemption is first permitted. Amounts accreted increase the recorded value of the Redeemable Warrants on the balance sheet and result in a non-cash charge to increase the net loss applicable to Common Stock. Accretion of $.1 million and $.3 million has been recorded for the three and nine month periods ending September 30, 1998, respectively.

    Until the consummation of the Company's initial public offering in July 1998, Allegiance also recorded the potential redemption values of Redeemable Convertible Preferred Stock, in the potential event that they would be redeemed at fair market value in August 2004. At the time of the initial public offering, such preferred stock was converted into Common Stock. Accordingly, the amounts accreted for the Redeemable Convertible Preferred Stock were reclassified as an increase to additional paid-in capital in the stockholders' equity section of the balance sheet, and there has been, and will be, no additional accretion of Redeemable Convertible Preferred Stock values beyond that point in time. Accretion of $0.0 and $11,520.8 was recorded for the three and nine months ending September 30, 1998, respectively, and $409.1 was recorded for the period ending September 30, 1997.

FINANCIAL CONDITION

    The balance sheet of Allegiance at September 30, 1998 reflects additional cash, unrestricted short-term investments, short-term and long-term restricted investments, deferred debt issuance costs, long-term debt and redeemable warrants compared to the December 31, 1997 balance sheet as a result of the Unit Offering in February 1998 wherein 11 3/4% Notes and Redeemable Warrants were sold, the initial public offering of Common Stock and issuance of 12 7/8% Notes in July 1998. In accordance with the terms of the 12 7/8% Notes, the Company purchased, and placed in a pledged account, U.S. government securities which will be used to pay the first three years' (or six semi-annual installments) interest payments on the 12 7/8% Notes. Such securities are reflected in the balance sheet at accreted value at September 30, 1998 of approximately $69.9 million, $22.1 million of which is classified as current assets, and $47.8 million of which is classified in other, non-current assets.

    Accounts receivable increased during the same period as the Company's networks in New York City, Dallas and Atlanta became operational.

    Property and Equipment, net of accumulated depreciation, increased between September 30, 1998 and December 31, 1997 from capital expenditures incurred in building out the Company's networks in New York City, Dallas, Atlanta, Chicago, Los Angeles, San Francisco, Boston, Fort Worth, Washington, D.C., Oakland and Houston, from developing operations support and other systems required to effectively manage the business and to provide general office space and equipment for employees.

    Accounts payable and accrued liabilities have increased consistent with operations and the Company's policy to make use of working capital in funding network construction and operations. Redeemable Convertible Preferred Stock outstanding at December 31, 1997 was converted to Common Stock in July 1998 at the closing of the initial public offering.

    Accumulated deficit increased consistent with the net loss for the nine months ending September 30, 1998. There have been no dividends declared from inception to date.

LIQUIDITY AND CAPITAL RESOURCES

    Allegiance plans to establish networks in the 24 largest U.S. metropolitan markets. Total funds required for the buildout of the networks and to fund operating losses to Positive Free Cash Flow (operating cash flow from a market sufficient to fund such market's operating costs and capital expenditures) is estimated to be approximately $700 million.

    In October 1997, the Company entered into a five-year general agreement with Lucent establishing terms and conditions for the purchase of Lucent products, services and licensed materials. The agreement includes a three-year exclusivity commitment for the purchase of products and services related to new switches. The agreement contains no minimum purchase requirements.

    Also, as part of its network deployment, in October 1997, the Company acquired two Lucent Series 5ESS(R)-2000 digital switches in New York City and Atlanta and certain furniture and fixtures in Dallas from US ONE Communications, Inc. for an aggregate purchase price of $19.3 million. The Company has also purchased from Lucent, switches for the Dallas, Chicago, Los Angeles, San Francisco, Boston and Washington, D.C. markets. The Company has ordered, and made initial payments for, switching equipment for two additional target markets, the Philadelphia and Houston. The cost of all of these switches and related equipment and installation will be approximately $49.7 million.

    Allegiance's financing plan is predicated on the pre-funding of each market's expansion to Positive Free Cash Flow. This approach is designed to allow the Company to be opportunistic and raise capital on more favorable terms and conditions.

    To pre-fund its market expansion, the Company raised approximately $50.1 million from Management Investors and Fund Investors and received approximately $240.7 million of net proceeds, after deducting underwriting discounts and commissions and other expenses payable by the Company, from the sale of 11 3/4% Notes due 2008 and attached Redeemable Warrants in February 1998.

    On February 3, 1998, the Company raised gross proceeds of approximately $250.5 million in an offering of 445,000 Units, each of which consists of one
11 3/4% Note and one warrant to purchase .0034224719 shares of Common Stock at an exercise price of $.01 per share, subject to certain antidilution provisions. Of the gross proceeds, $242.3 million was allocated to the initial accreted value of the 11 3/4% Notes and $8.2 million was allocated to the Redeemable Warrants. The 11 3/4% Notes were the subject of an Exchange Offer during the second quarter of 1998 and were exchanged for Series B Notes which contain substantially identical terms and conditions. The Redeemable Warrants became exercisable in connection with the Company's initial public offering of common stock in July 1998, and each warrant may now purchase 1.45898399509 shares of Common Stock as a result of a 426.2953905 for-one stock split in connection with the Company's initial public offering.

    The Series B Notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.45%. The Series B Notes mature on February 15, 2008. From and after February 15, 2003, interest on the Series B will be payable semi-annually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from September 30, 1998 to February 15, 2008 of $187.6 million. The net proceeds from the sale of the Series B Notes have been, and are continuing to be, used to fund the completion of networks in the Company's initial 12 target markets. See Note 9 to the financial statements contained in Part I which includes a summary of the terms and conditions related to the Series B Notes and the Redeemable Warrants.

    Following completion of the Unit Offering, the Company increased the scope of its business plan to, among other things, accommodate (i) an expansion of the Company's network buildout in the New York, Chicago, Los Angeles and San Francisco markets to include additional central offices, thereby giving the Company access to a larger number of potential customers in those markets, (ii) an accelerated and expanded deployment of data, Internet and enhanced services in the Company's markets and (iii) the acceleration of network deployment in its target markets. To fund these activities, the Company consummated an initial public offering of its common stock and sold the 12 7/8% Notes (the "July 1998 Debt Offering") during the second quarter of 1998. These sales were consummated on July 7, 1998 and the Company raised net proceeds of approximately $262.6 million, bringing the Company's total capital raised since inception to approximately $553.8 million.

    The 12 7/8% Notes issued July 1998, mature May 15, 2008. Interest is payable in cash semi-annually, commencing November 15, 1998. Gross proceeds of approximately $200.9 million were realized from the sale. The 12 7/8% Notes were sold at less than par, resulting in an effective rate of 13 1/4%, and the value of the notes is being accreted (using the effective interest method prescribed by SEC) from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. In connection with the sale of the 12 7/8% Notes, the Company purchased U.S. government securities for approximately $69.0 million and placed them in a pledged account to fund interest payments for the first three years the 12 7/8% Notes are outstanding. The remaining proceeds will be used, in conjunction with the net proceeds of the Company's initial public offering of Common Stock, to fund the development of networks in six of its 24 target markets, the data and ISP network, as well as an expansion of the networks in New York City, Chicago, Los Angeles and San Francisco markets. See Note 9 to the financial statements contained in Part I which includes a summary of the terms and conditions related to the 12 7/8% Notes.

    For the nine month period ending September 30, 1998, the proceeds of the Unit Offering, together with additional Equity Contributions received in 1998, as well as cash in bank at the beginning of 1998, have been used, in part, to fund the buildout of networks in New York City, Dallas, Atlanta, Fort Worth, Chicago and Los Angeles each of which is operational, as well as networks under development in San Francisco, Boston, Oakland, Washington, D.C., Philadelphia and Houston, to fund the development of operations support and other systems required to effectively manage the business and to provide general office space and equipment for its employees. Capital resources not required for the above purposes were used to fund the operations of the Company; excess amounts available were used to purchase short-term investments or money market investments.

    As of September 30, 1998, Allegiance had approximately $455.0 million of cash and short term investments. Such amount excludes the restricted U.S. Government securities which have been placed in a pledged account. The Company believes, based on its business plan, that the net proceeds from the capital raising activities completed thus far will be sufficient to pre-fund its market deployment in its initial 18 markets to Positive Free Cash Flow. The Company will require up to an estimated additional $200 million to completely fund its remaining six target markets.

    The Company recently initiated discussions with commercial and investment banks, vendors and equipment lease finance companies for the purposes of evaluating the feasibility of raising up to an additional $200 million in financing on or before December 31, 1998. Allegiance will not expend any funds, other than minimum amounts required to incorporate and become certified to do business, for the unfunded six markets, until such time as the permanent financing required to rollout the network and fund the operations to Positive Free Cash Flow in these markets is obtained. There can be no assurance that such financing will be available on terms acceptable to the Company or at all, or that the Company's estimate of additional funds required is accurate.

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

    Because the Company's cost of rolling out its networks and operating its business, as well as the Company's revenues, will depend on a variety of factors (including the ability of the Company to meet its roll-out schedules, negotiate favorable prices for purchases of equipment, and develop, acquire and integrate the necessary operations support systems and other back office systems, as well as the number of customers and the services for which they subscribe, the nature and penetration of new services that may be offered by the Company, regulatory changes and changes in technology), actual costs and revenues will vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. Accordingly, there can be no assurance that the Company's actual capital requirements will not exceed the anticipated amounts described above. Further, the exact amount of the Company's future capital requirements will depend upon many factors, including the cost of the development of its networks in each of its markets, the extent of competition and pricing of telecommunications services in its markets, and the acceptance of the Company's services.

IMPACT OF THE YEAR 2000

    The "year 2000" issue generally describes the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as a result of computer hardware and software using two digits to identify the year in a date. If a computer program or other piece of equipment fails to properly process dates including and after the year 2000, date-sensitive calculations may be inaccurate. The failure to process dates could result in system failures or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities.

    State of Readiness. Generally, the Company has identified two areas for year 2000 review: internal systems and operations, and external systems and services. As a new enterprise, the Company is not burdened internally with legacy systems that are not year 2000 ready. As it develops its network and support systems, the Company intends to ensure that all systems will be year 2000 ready. The Company is purchasing its operations support systems with express specifications, warranties and remedies that all systems be year 2000 ready. In addition, all vendors supplying third party software and hardware to the Company are required to warrant year 2000 readiness. However, there can be no assurance until the year 2000 that all systems will then function adequately. Also, the Company intends to sell its telecommunications services to companies that may rely upon computerized systems to make payments for such services, and to interconnect certain portions of its network and systems with other companies' networks and systems. These transactions and interactions potentially will expose the Company to year 2000 problems. The Company intends to contact its external suppliers, vendors and providers to obtain information about their year 2000 readiness and, based on that information, to assess the extent to which these external information technology and non-information technology systems (including embedded technology) could cause a material adverse effect on the Company's operations in the event that the systems fail to properly process date-sensitive calculations after December 31, 1999.

    The Company's assessment of its year 2000 readiness will be ongoing as it continues to develop its own operations support system and becomes reliant on the systems of additional third parties as a result of the geographic expansion of its business into additional markets. As a result, the Company may in the future identify a significant internal or external year 2000 issue which, if not remedied in a timely manner, could have a material adverse effect on the Company's business, financial condition and results of operations.

    Costs to Address Year 2000 Issues. Other than time spent by the Company's internal information technology and other personnel, the Company has not incurred any significant costs in identifying year 2000 issues. The Company does not anticipate any significant costs to make its internal systems year 2000 compliant because no remediation is expected to be required. Because no material year 2000 issues have yet been identified in connection with external sources, the Company cannot reasonably estimate costs which may be required for remediation or for implementation of contingency plans. As the Company gathers information relating to external sources of year 2000 issues, the Company will reevaluate its ability to estimate costs associated with year 2000 issues. There can be no assurance that as additional year 2000 issues are addressed, the Company's costs to remediate such issues will be consistent with its historical costs.

    Risks of Year 2000 Issues. Because no material year 2000 issues have yet been identified, the Company cannot reasonably ascertain the extent of the risks involved in the event that any one system fails to process date-sensitive calculations accurately. Potential risks include the inability to process customer billing accurately or in a timely manner, the inability to provide accurate financial reporting to management, auditors, investors and others, litigation costs associated with potential suits from customers and investors, delays in implementing other information technology projects as a result of work by internal personnel on year 2000 issues, delays in receiving payment or equipment from customers or suppliers as a result of their systems' failure, and the inability to occupy and operate in a facility. Any one of these risks, if they materialize, could individually have a material adverse effect on the Company's business, financial condition or results of operations.

    As all of the Company's information technology and non-information technology systems and products relating to the Company's external issues are manufactured or supplied by third parties outside of the Company's control, there can be no assurance that each one of those third parties' systems will be year 2000 ready. In particular, the Company will be dependent upon other ILECs, long distance carriers and others on whose services the Company depends for interconnection and completion of off-network calls. These interconnection arrangements are material to the Company's ability to conduct its business and failure by any of these providers to be year 2000 ready may have a material adverse effect on the Company's business in the affected market. Moreover, although the Company has taken every precaution to purchase its internal systems to be fully year 2000 ready, there can be no assurance that every vendor will fully comply with the contract requirements. If some or all of the Company's internal and external systems fail or are not year 2000 ready in a timely manner, there could be a material adverse effect on the Company's business, financial condition or results of operations.

    Contingency Plans. Even though the Company has not identified any specific year 2000 issues, the Company believes that the design of its networks and support systems could provide the Company with certain operating contingencies in the event material external systems fail. In all of its markets, however, the Company has or intends to establish interconnection agreements with the ILECs and other regional and international carriers and should one of these carriers fail for any reason including year 2000 problems there may be little the Company can do to mitigate the impact of such a failure on the Company's operations. The Company has provisioned its operations facilities and systems to be fully backed up with auxiliary power generators capable of operating all equipment and systems for indeterminate periods should power supplies fail. The Company also has the ability to relocate headquarters and administrative personnel to one of its backed-up facilities should power and other services at its Dallas headquarters fail. Because of the inability of the Company's contingency plans to eliminate the negative impact that disruptions in ILEC service or the service of other carriers would create, there can be no assurance that the Company will not experience numerous disruptions that could have a material effect on the Company's operations and its ability to service its indebtedness.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) Exhibit Index

          EXHIBIT
           NUMBER                           DESCRIPTION

            11.1       Statement regarding computation of per share loss for
                       the three months ended September 30, 1998
            11.2       Statement regarding computation of per share loss for
                       the period ended September 30, 1997
            11.3 Statement regarding computation of per share loss for the nine months ended September 30, 1998
            27.1       Financial Data Schedule


    (B) No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1998.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALLEGIANCE TELECOM, INC.



     Dated: November 5, 1998        By: /s/ ROYCE J. HOLLAND
                                    Name: Royce J. Holland
                                    Title: Chairman and Chief Executive Officer





                                    By: /s/ THOMAS M. LORD
                                    Name: Thomas M. Lord
                                    Title: Executive Vice President and Chief
                                           Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  11.1       Statement regarding computation of per share loss for
             the three months ended September 30, 1998
  11.2       Statement regarding computation of per share loss for
             the period ended September 30, 1997
  11.3       Statement regarding computation of per share loss for
             the nine months ended September 30, 1998
  27.1       Financial Data Schedule