Form 10-K405
period 1998-12-31
ALLEGIANCE TELECOM INC
filed 1999-03-30
CIK 1058703

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
         ______________.

                         Commission File Number: 0-24509

                            ALLEGIANCE TELECOM, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                                                             75-2721491
            (State of Incorporation)                                      (IRS Employer Identification No.)

                              1950 Stemmons Freeway
                                   Suite 3026
                               Dallas, Texas 75207
                                 (214) 261-7100
               (Address of Principal Executive Offices) (Zip Code)
              (Registrant's Telephone Number, Including Area Code)

  Securities Registered Pursuant to Section 12(b) of the Act:   None

  Securities Registered Pursuant to Section 12(g) of the Act:   Common  Stock,  par  value  $.01,  quoted on
                                                                the Nasdaq National Market

Indicate by check mark whether Allegiance (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Allegiance's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price on the Nasdaq National Market on March 24, 1999 of $26.125, the aggregate market value of our voting stock held by non-affiliates on such date was approximately $400,981,896. Shares of common stock held by each director and executive officer and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of that date, Allegiance Telecom, Inc. had 50,360,886 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

o Portions of Allegiance's annual report to stockholders for fiscal year ended December 31, 1998 are incorporated by reference into Parts II and IV of this report. This annual report shall be deemed "filed" with the SEC only with respect to those portions specifically incorporated by reference in this report.

o Portions of Allegiance's definitive proxy statement for the annual meeting of stockholders for the fiscal year ended December 31, 1998, which will be filed with the SEC no later than April 30, 1999, are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS
                                       TO
              ALLEGIANCE TELECOM, INC.'S ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDING DECEMBER 31, 1998



                                                                                                                PAGE
                                                                                                                ----

PART I........................................................................................................    1
   Recent Developments .......................................................................................    1
   Item 1.      Business .....................................................................................    1
   Item 2.      Properties....................................................................................   22
   Item 3.      Legal Proceedings.............................................................................   22
   Item 4.      Submission of Matters to a Vote of Security Holders...........................................   22
   Item 4A.     Executive Officers of Allegiance..............................................................   23

PART II.......................................................................................................   25
   Item 5.      Market for Allegiance's Common Stock and Related Stockholder Matters..........................   25
   Item 6.      Selected Financial Data.......................................................................   26
   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
   Operations.................................................................................................   26
   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....................................   26
   Item 8.      Consolidated Financial Statements and Supplementary Data......................................   27
   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
   Disclosure.................................................................................................   27

PART III......................................................................................................   27
   Item 10.     Directors and Executive Officers of Allegiance................................................   27
   Item 11.     Executive Compensation........................................................................   27
   Item 12.     Security Ownership of Certain Beneficial Owners and Management................................   27
   Item 13.     Certain Relationships and Related Transactions................................................   27

PART IV.......................................................................................................   28
   Item 14.     Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K
Index to Exhibits.............................................................................................  E-1

                               RECENT DEVELOPMENTS

On March 19, 1999, we announced that we intend to offer 10,000,000 shares of our common stock in an underwritten primary offering. We also recently retained Goldman Sachs Credit Partners L.P., TD Securities (USA) Inc. and Morgan Stanley Senior Funding, Inc. to arrange a senior secured revolving credit facility maturing December 31, 2005 for a subsidiary of Allegiance Telecom, Inc. These banks have received commitments for this facility aggregating in excess of $200 million from various lenders. These commitments remain subject to various conditions including the negotiation and execution of a definitive credit agreement. Assuming the closing of the common stock offering and of the credit facility, we plan to accelerate deployment of our networks in Detroit and Baltimore into 1999.

Based on preliminary information, we estimate that for the three months ended March 31, 1999, we will have consolidated revenues of $9.7 million and earnings before interest, income taxes, depreciation and amortization, management ownership allocation charge and noncash deferred compensation of negative $25 million; and will have made capital expenditures of approximately $60 million. We believe that for the first quarter of 1999, we will have sold 44,500 lines and that 32,000 lines will have been installed.


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Allegiance seeks to be a premier provider of telecommunications services to business, government and other institutional users in 24 of the largest major metropolitan areas across the United States. Allegiance offers an integrated set of telecommunications products and services including local exchange, local access, domestic and international long distance, enhanced voice, data and a full suite of Internet services. Allegiance generally prices these services at a discount of 5% to 15% below the prices charged by the incumbent local exchange carriers. Allegiance was founded in April 1997 by a management team led by Royce
J. Holland, the former President, Chief Operating Officer and co-founder of MFS Communications, and Thomas M. Lord, former Managing Director of Bear, Stearns & Co. Inc., where he specialized in the telecommunications, information services and technology industries.

Allegiance believes that the Telecommunications Act, by opening the local exchange market to competition, has created an attractive opportunity for new facilities-based competitive local exchange carriers like Allegiance. Most importantly, the Telecommunications Act stated that these carriers, known as CLECs, should be able to lease the various elements of the ILECs' networks, which are necessary for the cost-effective provision of service. This aspect of the Telecommunications Act, which is referred to as "unbundling" the ILEC networks, has enabled Allegiance to deploy digital switches with local and long distance capability and lease fiber optic lines from the ILECs, other CLECs, and other telecommunications companies to connect Allegiance's switch with its transmission equipment located in ILEC central offices. Once traffic volume growth justifies further capital investment, Allegiance may lease dark fiber or construct its own fiber network.

Allegiance has developed procedures, together with its back office systems vendors, MetaSolv, DSET, Lucent and Intertech, that it believes will provide it with a significant competitive advantage in terms of reducing costs, processing large order volumes and providing customer service. Back office systems enable a phone company to enter, schedule and track a customer's order from the point of sale to the installation and testing of service. These systems also include or interface with trouble management, inventory, billing, collection and customer service systems.

Allegiance is determined to achieve electronic bonding, the on-line and real-time connection of Allegiance's operations support systems with those of the ILECs, with each of the incumbent telecommunications companies in most of its markets by the end of 1999. On January 8, 1999, Allegiance and Bell Atlantic became the first facilities-based CLEC and ILEC to formally engage in electronic bonding after working since April 1998 to develop the necessary software and processes. This will allow Allegiance to create service requests on-line, leading to faster installations of customer orders through a reduction in errors associated with multiple manual inputs. Allegiance expects electronic bonding to improve productivity by decreasing the period between the time of sale and the time a customer's line is installed in the Allegiance network. In addition, Allegiance expects that the simplified process will reduce selling, general and administrative costs.

Allegiance believes that it will be some time before many other CLECs and telecommunications service companies will be able to implement similar electronic bonding systems. Unlike Allegiance, which is a new company designing its systems specifically for electronic bonding, most of these other carriers have systems that have been in place for years and already support a large number of customers with ongoing service. Updating these systems can therefore disrupt service and be much more costly and time consuming.

Allegiance intends to continue network deployment of its initial 24 markets. Allegiance estimates that these 24 markets will include more than 21 million non-residential access lines. According to Allegiance estimates, this represents approximately 44.7% of the total non-residential access lines in the U.S. With a strategy focusing on the central business districts and suburban commercial districts in these areas, Allegiance plans to address a majority of the non-residential access lines in most of its targeted markets.

As of December 31, 1998, Allegiance was operational in nine markets: New York City, Dallas, Atlanta, Fort Worth, Chicago, Los Angeles, San Francisco, Boston and Oakland. As of such date, Allegiance was in the process of deploying networks in eight other markets: Houston, Long Island, Northern New Jersey, Orange County, San Diego, San Jose, Philadelphia and Washington, D.C.

 As of March 15, 1999, Allegiance was operational in eleven markets: New York City, Dallas, Atlanta, Fort Worth, Chicago, Los Angeles, San Francisco, Boston, Oakland, Philadelphia and Washington, D.C. As of such date, Allegiance was in the process of deploying networks in six other markets: Houston, Long Island, Northern New Jersey, Orange County, San Diego and San Jose.

ALLEGIANCE'S TELECOMMUNICATIONS SERVICES

Allegiance tailors its service offerings to meet the specific needs of the business, government, and other institutional customers in its target markets. Management believes that Allegiance's close contact with customers from its direct sales force and customer care personnel will enable it to tailor its service offerings to meet customers' needs and to creatively package its services to provide "one-stop shopping" solutions for those customers.

Local Exchange Services. Allegiance offers local telephone services, including local dial tone as well as other features such as:

o        call forwarding;

o        call waiting;

o        dial back;

o        caller ID; and

o        voice mail.

By offering dial tone service, Allegiance also receives originating and terminating access charges for interexchange calls placed or received by its subscribers.

Private Branch Exchange/Shared Tenant Services. In areas where telephone density is high and most telephone customers desire similar services, such as office buildings, apartments, condominiums or campus-type environments, a private branch exchange or services such as Centrex are among the most efficient means of providing telephone services. A private branch exchange, also known as "PBX," is a switching system located within an office building and owned by a customer which allows calls from the outside to be routed directly to the individual instead of through a central number. PBX also allows for calling within an office by way of four digit extensions. Centrex is a service that offers features similar to those of a PBX, except that the switching equipment is located at the telephone carrier's premises and not at the customer's premises. The use of the Centrex service eliminates the need for large capital expenditures on a PBX. Allegiance intends to offer these services in areas where market potential warrants.

Integrated Services Digital Network and High Speed Data Services. Allegiance offers high speed data transmission services, such as:

o wide area network interconnection, which are remote computer communications systems that allow file sharing among geographically distributed workgroups; wide area networks typically use links provided by local telephone companies; and

o broadband Internet access, also known as "wideband," which allows large quantities of data to be transmitted simultaneously.

These services may be provided via frame relay and dedicated point-to-point connections. In order to provide these services, Allegiance intends to utilize leased high capacity connections, such as multiple DS-1, DS-3, T1 or T3 connections, to medium- and large-sized business, government and other institutional customers. Allegiance may also employ DSL and/or ISDN connections over unbundled copper wire connections to smaller business users whose telecommunications requirements may not justify such high capacity connections or which are located in areas where T1 connections are not available.

Interexchange/Long Distance Services. Allegiance offers a full range of:

o    domestic long distance services, such as:

         -- interLATA, which are calls that pass one "Local Access and Transport Area" or "LATA" to another, and such calls must be carried across the LATA boundary by a long-distance carrier,

         -- intraLATA, which is a call that falls within the local service area of a single local telephone company, and

o    international long distance services.

These services include "1+" outbound calling, inbound toll free service, and such complementary services as calling cards, operator assistance, and conference calling.

Enhanced Internet Services. Allegiance offers dedicated and dial-up high speed Internet access services via conventional modem connections, ISDN, and T1 and higher speed dedicated connections. In addition, Allegiance expects to offer DSL services beginning in 1999. Dedicated access services are telecommunications lines dedicated or reserved for use by particular customers.

Web Site Design and Hosting Services. Allegiance plans to offer Web site design services and Web site hosting on its own computer servers to provide customers with a complete, easy to use key solution that gives them a presence on the World Wide Web.

Facilities and Systems Integration Services. Allegiance offers individual customers assistance with the:

o design and implementation of complete, easy to use solutions in order to meet their specific needs, including the selection of the customer's premises equipment, interconnection of local area networks and wide area networks, and

o implementation of virtual private networks. Virtual private networks simulate private line networks without actually building a private network and offer special services such as abbreviated dialing, where a customer can call between offices in different area codes without having to dial all eleven digits.

Wholesale Services to Internet Service Providers. Allegiance believes that with the recent growth in demand for Internet services, numerous Internet service providers are unable to obtain network capacity rapidly enough to meet customer demand and eliminate network congestion problems. Allegiance plans to supplement its core customer product offerings by providing a full array of local services to Internet service providers, including telephone numbers and switched and dedicated access to the Internet.

SALES AND CUSTOMER SUPPORT

Allegiance offers an integrated package of local exchange, local access, domestic and international long distance, enhanced voice, data, and a full suite of Internet services to small and medium-sized businesses. Unlike large corporate, government, or other institutional users, small and medium-sized businesses often have no in-house telecommunications manager. Based on management's previous experience, Allegiance believes that a direct sales and customer care program focusing on complete, "one-stop shopping" solutions will have a competitive advantage in capturing this type of customer's total telecommunications traffic.

Although the vast majority of Allegiance's sales force is focused primarily on the small and medium-sized business market, Allegiance also provides services to large business, government, and other institutional users, as well as to Internet service providers, and expects that a significant portion of its initial revenue will come from these areas of its business. Therefore, Allegiance has organized its sales and customer care organizations to serve each of these three markets. Sales and marketing approaches in the telecommunications market are market-segment specific, and Allegiance believes the following are the most effective approaches with respect to its three targeted markets:

o    Small/medium businesses -- Allegiance uses direct sales.

o Large business, government, and other institutional users -- Allegiance uses account teams, established business relationships, applications sales and technical journal articles, and is an exhibitor at trade shows.

o Wholesale carriers, primarily Internet service providers -- Allegiance uses direct sales, established business relationships, and competitive pricing.

Allegiance organizes account executives into teams of six to eight persons with a team manager and a sales support specialist. These teams utilize telemarketing to "qualify" leads and set up initial appointments. Allegiance closely manages account executives with regard to the number of sales calls per week, with the goal of eventually calling on every prospective business customer in an account executive's sales territory. Allegiance uses commission plans and incentive programs to reward and retain the top performers and encourage strong customer relationships. The sales team managers for each market report to a city sales vice president who in turn reports to a regional vice president.

Allegiance's wholesale sales to Internet service providers are performed by account executives reporting to the vice president of national accounts. The vice president of national accounts also has responsibility for large corporate, government, and other institutional accounts, with designated national account managers and sales support personnel assigned to the major accounts. Unlike the small and medium-sized business accounts, the national account program is being built by recruiting national account managers with established business relationships with large corporate accounts, supported by technical applications personnel and customer care specialists.

Allegiance has focused its efforts on developing a personalized customer care program. Allegiance's customer service representatives are available seven days a week, 24 hours a day. In addition, Allegiance uses customer care specialists to support its national accounts.

INFORMATION SYSTEMS

Allegiance is continuing to develop its tailored information systems and procedures for operations support and other back office systems that it believes will provide a significant competitive advantage in terms of cost, processing large order volumes, and customer service. These systems are required to enter, schedule, provision, and track a customer's order from the point of sale to the installation and testing of service and also include or interface with trouble management, inventory, billing, collection and customer service systems. The existing systems currently employed by most ILECs, CLECs and long distance carriers, which were developed prior to the passage of the Telecommunications Act, generally require multiple entries of customer information to accomplish order management, provisioning, switch administration and billing. This process is not only labor intensive, but it creates numerous opportunities for errors in provisioning service and billing, delays in installing orders, service interruptions, poor customer service, increased customer turnover, and significant added expenses due to duplicated efforts and decreased customer satisfaction.

Allegiance believes that the practical problems and costs of upgrading existing systems are often prohibitive for companies whose existing systems support a large number of customers with ongoing service. Because Allegiance does not have systems designed prior to the expanded interaction between CLECs and ILECs introduced by the Telecommunications Act, Allegiance's team of engineering and information technology professionals experienced in the CLEC industry is free to develop operations support and other back office systems designed to facilitate a smooth, efficient order management, provisioning, trouble management, billing and collection, and customer care process. See "Risk Factors -- We Are Dependent on Effective Billing, Customer Service and Information Systems and We May Have Difficulties in Developing These Systems."

Order Management. Allegiance is licensing MetaSolv's order management software. This product allows the sales team not only to enter customer orders onsite, via computer and/or over the Internet, but also to monitor the status of the order as it progresses through the service initiation process.

Provisioning Management. The licensed order management software also supports the design and management of the provisioning process, including circuit design and work flow management. The system has been designed to permit programming into the system of a standard schedule of tasks which must be accomplished in order to initiate service to a customer, as well as the standard time intervals during which each such task must be completed. This way, when a standard order is selected in the system, each required task in the service initiation process can be efficiently managed to its assigned time interval.

External Interfaces. Several external interfaces are required to initiate service for a customer. While some of these are automated via gateways from the order management software, the most important interfaces, those to the ILEC, have generally been accomplished via fax or e-mail. In an effort to make this process more efficient, Allegiance and Bell Atlantic announced on January 8, 1999, the first implementation of electronic bonding between the operations support system of a facilities-based CLEC and an ILEC.

Electronic bonding will allow Allegiance to access data from the ILEC, submit service requests electronically, and more quickly attend to errors in the local service request form because an order is bounced back immediately if the ILEC determines that there is a mistake. As a result, Allegiance expects to be able to eventually reduce the time frame required to switch service to Allegiance from approximately 25 business days to as low as five business days, as compared to three days currently required to switch to a new long distance carrier. Electronic bonding should also enable Allegiance to improve its ability to provide better customer care since Allegiance will more readily be able to pinpoint where any problems may have occurred with a customer's order.

Network Element Administration. Allegiance licenses their software for administrating each element of the Allegiance network. Allegiance is currently developing an interface between its order management system and the network element manager to integrate data integrity and eliminate redundant data entry.

Customer Billing. Allegiance has selected a billing services provider which credits the collections made to Allegiance's lock-box. Customer information is electronically interfaced with this provider from Allegiance's order management system via a gateway, thereby integrating all repositories of information. We are continuing to develop other enhancements to the gateway.

Billing Records. Local and intraLATA billing records are generated by the Lucent Series 5ESS(R)-2000 switches to record customer calling activity. InterLATA billing records are generated by the long distance carrier with whom Allegiance has a resale agreement, to record customer calling activity. These records will be automatically processed by the billing services provider in order to calculate and produce bills in a customer-specified billing format.

NETWORK DEPLOYMENT

As of March 15, 1999, Allegiance was operational in eleven markets: New York City, Dallas, Atlanta, Fort Worth, Chicago, Los Angeles, San Francisco, Boston, Oakland, Philadelphia and Washington, D.C. As of such date, Allegiance was in the process of deploying networks in six other markets: Houston, Long Island, Northern New Jersey, Orange County, San Diego, and San Jose.

The following table sets forth the initial markets targeted by Allegiance and the current buildout schedule. The order and timing of network deployment may vary and will depend on a number of factors, including recruiting city management, the regulatory environment, Allegiance's results of operations and the existence of specific market opportunities, such as acquisitions. Allegiance may also elect not to deploy networks in each such market.

                        MARKET SIZE AND BUILDOUT SCHEDULE

                                ESTIMATED TOTAL
                                NON-RESIDENTIAL               % OF TOTAL                 INITIAL
                               ACCESS LINES (1)          U.S. NON-RESIDENTIAL        FACILITIES-BASED
          MARKET                  (THOUSANDS)              ACCESS LINES (2)          SERVICE DATE (3)
--------------------------- -------------------------- ------------------------- -------------------------

New York City...........         3,298(4)                       6.7%(4)                 March 1998
Dallas, TX..............           867(5)                       1.8%(5)                 April 1998
Atlanta, GA.............           612                          1.2%                    April 1998
Fort Worth, TX..........            --(5)                       --  (5)                 July 1998
Chicago, IL.............         1,951                          4.0%                  September 1998
Los Angeles, CA.........         3,430(6)                       7.0%(6)                October 1998
San Francisco, CA.......         2,148(7)                       4.4%(7)               November 1998
Boston, MA..............           649                          1.3%                  December 1998
Oakland, CA.............            --(7)                       --  (7)               December 1998
Philadelphia, PA........         1,754                          3.6%                  February 1999
Washington, D.C.........           871                          1.8%                    March 1999
San Jose, CA............            --(7)                       --  (7)                    1999
Northern New Jersey.....            --(4)                       --  (4)                    1999
Houston, TX.............           765                          1.6%                       1999
Orange County, CA..                 --(6)                       --  (6)                    1999
San Diego, CA...........           790                          1.6%                       1999
Long Island, NY.........            --(4)                       --  (4)                    1999
Baltimore, MD...........           639                          1.3%                       1999
Detroit, MI.............           821                          1.7%                       1999
Denver, CO..............           632                          1.3%                       2000
Seattle, WA.............           779                          1.6%                       2000
Cleveland, OH...........           654                          1.3%                       2000
Miami, FL...............           769                          1.6%                       2000
St. Louis, MO...........           449                          0.9%                       2000
                                ------                         ----
          Total.........        21,878                         44.7%
                                ======                         ====

----------

(1)  Data as of December 31, 1996.

(2) Based on an estimated 49.0 million U.S. non-residential access lines as of December 31, 1996.

(3) Refers to the first month during which Allegiance could offer facilities-based service or the year during which Allegiance expects to be able to offer facilities-based service based on its current business plan.

(4)  Data for New York City also includes Northern New Jersey and Long Island,
     NY.

(5)  Data for Dallas, TX also includes Fort Worth, TX.

(6)  Data for Los Angeles, CA also includes Orange County, CA.

(7)  Data for San Francisco, CA also includes San Jose, CA and Oakland, CA.

In the majority of its targeted markets, Allegiance will initially deploy switches and collocate transmission equipment in ILEC central offices with heavy concentrations of non-residential access lines. Over time, Allegiance plans to expand its networks throughout the metropolitan areas to address the majority of the business market in each area. In some markets, such as Northern New Jersey, Allegiance will not initially deploy its own switch, but will deploy transmission equipment in major central offices and route traffic to an existing Allegiance switch until traffic growth warrants the addition of a switch to service that market.

NETWORK ARCHITECTURE

An important element of Allegiance's smart build strategy is the installation of Lucent Series 5ESS(R)-2000 digital switches and related equipment at a central location in each market. As of December 31, 1998, Allegiance had deployed seven switches to serve nine markets: New York City, Dallas, Atlanta, Chicago, Los Angeles, San Francisco, Fort Worth, Oakland and Boston.

Initially, Allegiance intends to lease local network trunking facilities from the ILEC and/or one or more CLECs in order to connect Allegiance's switch to major ILEC central offices serving the central business district and outlying areas of business concentrations in each market. The switch will also be connected to ILEC tandem switches and certain interexchange carrier points-of-presence, the equivalent of a local phone company's central office. To access the largest number of customers possible without having to lay fiber to each of their premises, Allegiance will also locate access equipment such as integrated digital loop carriers and related equipment in each of the ILEC central offices in which it is connected.

As each customer is signed up, service will be provided by leasing unbundled loops from the ILEC to connect Allegiance's integrated digital loop carriers located in the serving central office to the customer premise equipment. For large business, government, or other institutional customers or for numerous customers located in large buildings, it may be more cost-effective for Allegiance to use leased ILEC or CLEC capacity in the 1.5 to 150 megabit range, or perhaps a wireless local loop leased from one of the emerging wireless CLECs, to connect the customer(s) to the Allegiance network. In this case, Allegiance will locate its integrated digital loop carriers or other equipment in the customer's building.

Although Allegiance will initially lease its local network transmission facilities, Allegiance plans to replace leased capacity with its own fiber optic facilities as and when it experiences sufficient traffic volume growth between its switch and specific ILEC central offices or as other factors make these arrangements more attractive.

IMPLEMENTATION OF SERVICES

To offer services in a market, Allegiance generally must secure certification from the state regulator and typically must file tariffs or price lists for the services that it will offer. The certification process varies from state to state; however, the fundamental requirements are largely the same. State regulators require new entrants to demonstrate that they have secured adequate financial resources to establish and maintain good customer service. New entrants must also show that they possess the knowledge and ability required to establish and operate a telecommunications network. Allegiance has made such demonstrations in Texas, Georgia, California, Illinois, Maryland, New York, New Jersey, Virginia, Massachusetts and Washington, D.C., where Allegiance has obtained certificates to provide local exchange and intrastate toll services. Applications for such authority are pending in Colorado, Michigan, Washington and Pennsylvania, where Allegiance has obtained interim operating authority. Allegiance intends to file similar applications in the near future in Ohio, Missouri and Florida.

Before providing local service, a new entrant must negotiate and execute an interconnection agreement with the ILEC. While such agreements can be voluminous and may take months to negotiate, most of the key interconnection issues have now been thoroughly addressed and commissions in most states have ruled on arbitrations between the ILECs and new entrants. However, interconnection rates and conditions may be subject to change as the result of future commission actions or other changes in the regulatory environment. Under a recent United States Supreme Court ruling, new entrants may adopt either all or portions of an interconnection agreement already entered into by the ILEC and another carrier. Such an approach will be selectively adopted by Allegiance to enable it to enter markets quickly while at the same time preserving its right to replace the adopted agreement with a customized interconnection agreement that can be negotiated once service has already been established. For example, Allegiance has adopted the interconnection agreement entered into between Southwestern Bell and WinStar Wireless of Texas, Inc. in Texas and has begun to negotiate enhancements to that agreement for ultimate inclusion in Allegiance's customized agreement with Southwestern Bell.

While such interconnection agreements include key terms and prices for interconnection, a significant joint implementation effort must be made with the ILEC in order to establish operationally efficient and reliable traffic interchange arrangements. Such interchange arrangements must include those between the new entrant's network and the facilities of other service providers as well as public service agencies. For example, Allegiance worked closely with Southwestern Bell in order to devise and implement an efficient 911 call routing plan that will meet the requirements of each individual 911 service bureau in Southwestern Bell areas that Allegiance will serve using its own switches. Allegiance meets with key personnel from 911 service bureaus to obtain their acceptance and to establish dates for circuit establishment and joint testing. Other examples of traffic interchange and interconnection arrangements utilizing the ILEC's network include connectivity to its out-of-band signaling facilities, interconnectivity to the ILEC's operator services and directory assistance personnel, and access through the ILEC to the networks of wireless companies and interexchange carriers.

Allegiance has entered into interconnection agreements with the ILECs in each of the states in which its current eleven geographic markets are located. In Georgia, New York and Texas, however, the original interconnection agreements have expired. Allegiance is operating under the terms of these agreements while negotiating new interconnection agreements. The new agreements will likely have retroactive effective dates.

After the initial implementation activities are completed in a market, Allegiance follows an on-going capacity management plan to ensure that adequate quantities of network facilities, such as interconnection trunks are in place, and a contingency plan must be devised to address spikes in demand caused by events such as a larger-than-expected customer sale in a relatively small geographic area.

REGULATION

Allegiance's telecommunications services business is subject to federal, state and local regulation.

Federal Regulation

The FCC regulates interstate and international telecommunications services, including the use of local telephone facilities to originate and terminate interstate and international calls. Allegiance provides such services on a common carrier basis. The FCC imposes certain regulations on common carriers such as the ILECs that have some degree of market power. The FCC imposes less regulation on common carriers without market power including, to date, CLECs like Allegiance. The FCC requires common carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points.

Under the Telecommunications Act, any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act is subject to numerous federal and state policy rulemaking proceedings and judicial review there is still uncertainty as to what impact such legislation will have on Allegiance.

The Telecommunications Act is intended to increase competition. The act opens the local services market by requiring ILECs to permit interconnection to their networks and establishing ILEC obligations with respect to:

        Reciprocal Compensation. Requires all local exchange carriers to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices based on tariffs or negotiated prices.

        Resale. Requires all ILECs and CLECs to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, ILECs are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.

        Interconnection. Requires all ILECs and CLECs to permit their competitors to interconnect with their facilities. Requires all ILECs to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, collocation of the requesting carrier's equipment in the ILECs' premises must be offered, except where an ILEC can demonstrate space limitations or other technical impediments to collocation.

        Unbundled Access. Requires all ILECs to provide nondiscriminatory access to unbundled network elements including, network facilities, equipment, features, functions, and capabilities, at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit.

        Number Portability. Requires all ILECs and CLECs to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

        Dialing Parity. Requires all ILECs and CLECs to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

        Access to Rights-of-Way. Requires all ILECs and CLECs to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

ILECs are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, ILECs remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

In August 1996, the FCC released a decision establishing rules implementing the ILEC interconnection obligations described above. On July 18, 1997, the Eighth Circuit vacated certain portions of this decision and narrowly interpreted the FCC's power to prescribe and enforce rules implementing the Telecommunications Act. On January 25, 1999, the United States Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's broad authority to issue rules implementing the Telecommunications Act, although it did vacate a rule determining which network elements the incumbent local exchange carriers must provide to competitors on an unbundled basis. Allegiance, however, leases only the basic unbundled network elements from the ILEC and therefore does not expect reconsideration of the unbundling rules to have an adverse effect on its smart build strategy.

Nevertheless, the FCC likely will conduct additional rulemaking proceedings to conform to the Supreme Court's interpretation of the law, and these proceedings may result in further judicial review. While these court proceedings were pending, Allegiance entered into interconnection agreements with a number of ILECs through negotiations or, in some cases, adoption of another CLEC's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. However, it is uncertain whether Allegiance will be able to obtain renewal of these agreements on favorable terms when they expire.

The Telecommunications Act codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in telecommunications equipment manufacturing. The Telecommunications Act permitted the regional Bell operating companies to enter the out-of-region long distance market immediately upon its enactment. Further, provisions of the Telecommunications Act permit a regional Bell operating company to enter the long distance market in its in-region states if it satisfies several procedural and substantive requirements, including:

o obtaining FCC approval upon a showing that the regional Bell operating company has entered into interconnection agreements or, under some circumstances, has offered to enter into such agreements in those states in which it seeks long distance relief;

o the interconnection agreements satisfy a 14-point "checklist" of competitive requirements; and

o the FCC is satisfied that the regional Bell operating company's entry into long distance markets is in the public interest.

To date, several petitions by regional Bell operating companies for such entry have been denied by the FCC, and none have been granted. However, it is likely that additional petitions will be filed in 1999 and it is possible that regional Bell operating companies may receive approval to offer long distance services in one or more states. This may have an unfavorable effect on Allegiance's business. Allegiance is legally able to offer its customers both long distance and local exchange services, which the regional Bell operating companies currently may not do. This ability to offer "one-stop shopping" gives Allegiance a marketing advantage that it would no longer enjoy. See "-- Competition."

On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million. The FCC also expanded the federal subsidies for local exchange telephone services provided to low-income consumers. Providers of interstate telecommunications service, such as Allegiance must pay for a portion of these programs. Allegiance's share of these federal subsidy funds will be based on its share of certain defined telecommunications end user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. The FCC announced that it intends, effective July 1, 1999, to revise its rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Several parties have appealed the May 8th order. Such appeals have been consolidated and transferred to the United States Court of Appeals for the Fifth Circuit where they are currently pending.

For the first half of 1999, Allegiance expects to incur a contribution liability equal to approximately 1.5% of its 1998 operating revenues. With respect to subsequent periods, however, Allegiance is currently unable to quantify the amount of subsidy payments that it will be required to make or the effect that these required payments will have on its financial condition.

Under authority granted by the FCC, Allegiance will resell the international telecommunications services of other common carriers between the United States and international points. In connection with such authority, Allegiance's subsidiary, Allegiance Telecom International, Inc., has filed tariffs with the FCC stating the rates, terms and conditions for its international services.

With respect to its domestic service offerings, various subsidiaries of Allegiance have filed tariffs with the FCC stating the rates, terms and conditions for their interstate services. Allegiance's tariffs are generally not subject to pre-effective review by the FCC, and can be amended on one day's notice. Allegiance's interstate services are provided in competition with interexchange carriers and, with respect to access services, the ILECs. With limited exceptions, the current policy of the FCC for most interstate access services dictates that ILECs charge all customers the same price for the same service. Thus, the ILECs generally cannot lower prices to those customers likely to contract for their services without also lowering charges for the same service to all customers in the same geographic area, including those whose telecommunications requirements would not justify the use of such lower prices. The FCC may, however, alleviate this constraint on the ILECs and permit them to offer special rate packages to very large customers, as it has done in a few cases, or permit other forms of rate flexibility. The FCC has adopted some proposals that significantly lessen the regulation of ILECs that are subject to competition in their service areas and provide such ILECs with additional flexibility in pricing their interstate switched and special access on a central office specific basis; and, as discussed in the following paragraph, is considering expanding such flexibility.

In two orders released on December 24, 1996, and May 16, 1997, the FCC made major changes in the interstate access charge structure. In the December 24th order, the FCC removed restrictions on ILECs' ability to lower access prices and relaxed the regulation of new switched access services in those markets where there are other providers of access services. If this increased pricing flexibility is not effectively monitored by federal regulators, it could have a material adverse effect on Allegiance's ability to compete in providing interstate access services. The May 16th order substantially increased the costs that ILECs subject to the FCC's price cap rules recover through monthly, non-traffic sensitive access charges and substantially decreased the costs that these carriers recover through traffic sensitive access charges. In the May 16th order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The plan will include rules that may grant these carriers increased pricing flexibility upon demonstrations of increased competition or potential competition in relevant markets. The manner in which the FCC implements this approach to lowering access charge levels could have a material effect on Allegiance's ability to compete in providing interstate access services. Several parties appealed the May 16th order. On August 19, 1998, the May 16th order was affirmed by the Eighth Circuit U.S. Court of Appeals. The FCC is now considering public comments on pricing flexibility proposals submitted by two regional Bell operating companies and on changing the productivity factor (currently 6.5%), which is applied annually to reduce ILECs' price cap indices.

ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to competitive local exchange carriers should apply to local telephone calls from an ILEC's customers to Internet service providers served by competitive local exchange carriers. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Competitive local exchange carriers have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable. Currently, over 25 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, and no jurisdiction has ruled to the contrary. Certain of these rulings are subject to appeal. Additional disputes over the appropriate treatment of Internet service provider traffic are pending in other states.

On February 26, 1999, the FCC released a Declaratory Ruling determining that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. In response to the FCC ruling, some regional Bell operating companies have asked state commissions to reopen previous decisions requiring the payment of reciprocal compensation on Internet service provider calls.

Allegiance anticipates that Internet service providers will be among its target customers, and adverse decisions in state proceedings could limit its ability to service this group of customers profitably. Allegiance limits the switch capacity used for Internet service provider lines to 20%. In addition, given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, Allegiance recognizes such revenue only when realization of it is certain, which in most cases will be upon receipt of cash.

State Regulation

The Telecommunications Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other procompetitive measures. Because the implementation of the Telecommunications Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services, including local dial tone, will be introduced.

State regulatory agencies have regulatory jurisdiction when Allegiance facilities and services are used to provide intrastate services. A portion of Allegiance's current traffic may be classified as intrastate and therefore subject to state regulation. Allegiance expects that it will offer more intrastate services, including intrastate switched services, as its business and product lines expand and state regulations are modified to allow increased local services competition. To provide intrastate services, Allegiance generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements.

State agencies, like the FCC, require Allegiance to file periodic reports, pay various fees and assessments, and comply with rules governing quality of service, consumer protection, and similar issues. Although the specific requirements vary from state to state, they tend to be more detailed than the FCC's regulation because of the strong public interest in the quality of basic local exchange service. Allegiance intends to comply with all applicable state regulations, and as a general matter does not expect that these requirements of industry-wide applicability will have a material adverse effect on its business. However, no assurance can be given that the imposition of new regulatory burdens in a particular state will not affect the profitability of Allegiance's services in that state.

Local Regulation

Allegiance's networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. If Allegiance decides in the future to install its own fiber optic transmission facilities, it will need to obtain rights-of-way over private and publicly owned land. There can be no assurance that such rights-of-way will be available to Allegiance on economically reasonable or advantageous terms.

COMPETITION

The telecommunications industry is highly competitive. Allegiance believes that the principal competitive factors affecting its business will be pricing levels and clear pricing policies, customer service, accurate billing and, to a lesser extent, variety of services. The ability of Allegiance to compete effectively will depend upon its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors. To maintain its competitive posture, Allegiance believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could adversely affect Allegiance. Many of Allegiance's current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than those of Allegiance, as well as other competitive advantages over Allegiance.

Local Exchange Carriers. In each of the markets targeted by Allegiance, Allegiance will compete principally with the ILEC serving that area, such as Ameritech, BellSouth, Southwestern Bell, Bell Atlantic or US WEST. Allegiance believes the regional Bell operating companies' primary agenda is to be able to offer long distance service in their service territories. The independent telephone companies have already achieved this goal with good early returns. Many experts expect the regional Bell operating companies to be successful in entering the long distance market in a few states sometime in 1999. Allegiance believes the regional Bell operating companies expect to offset share losses in their local markets by capturing a significant percentage of the in-region long distance market, especially in the residential segments where the regional Bell operating companies' strong regional brand names and extensive advertising campaigns may be very successful. See "-- Regulation."

As a recent entrant in the integrated telecommunications services industry, Allegiance has not achieved and does not expect to achieve a significant market share for any of its services. In particular, the ILECs have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than those of Allegiance, have the potential to subsidize competitive services with revenues from a variety of businesses and currently benefit from certain existing regulations that favor the ILECs over Allegiance in certain respects. While recent regulatory initiatives, which allow CLECs such as Allegiance to interconnect with ILEC facilities, provide increased business opportunities for Allegiance, such interconnection opportunities have been and likely will continue to be accompanied by increased pricing flexibility for and relaxation of regulatory oversight of the ILECs.

ILECs have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to telecommunications providers such as Allegiance, they also provide the ILECs with increased pricing flexibility for their private line and special access and switched access services. In addition, with respect to competitive access services as opposed to switched access services, the FCC recently proposed a rule that would provide for increased ILEC pricing flexibility and deregulation for such access services either automatically or after certain competitive levels are reached. If the ILECs are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, the income of competitors to the ILECs, including Allegiance, could be materially adversely affected. If future regulatory decisions afford the ILECs increased access services pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors to the ILEC, including Allegiance.

Competitive Access Carriers/Competitive Local Exchange Carriers/Interexchange Carriers/ Other Market Entrants. Allegiance also faces, and expects to continue to face, competition from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange market such as AT&T, MCI WorldCom, and Sprint, and from other CLECs, resellers of local exchange services, competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors to Allegiance. For example, WorldCom acquired MFS Communications in December 1996, acquired another CLEC, Brooks Fiber Properties, Inc. in 1997, and recently merged with MCI. AT&T recently acquired Teleport Communications Group Inc., a CLEC, and TeleCommunications, Inc., a cable, telecommunications and high-speed Internet services provider. Ameritech Corporation has agreed to merge with SBC Communications; and Bell Atlantic has agreed to merge with GTE Corporation. These types of consolidations and strategic alliances could put Allegiance at a competitive disadvantage.

The Telecommunications Act includes provisions which impose certain regulatory requirements on all local exchange carriers, including competitors such as Allegiance, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including ILECs. The manner in which these provisions of the Telecommunications Act are implemented and enforced could have a material adverse effect on Allegiance's ability to successfully compete against ILECs and other telecommunications service providers. Allegiance also competes with equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business.

The changes in the Telecommunications Act radically altered the market opportunity for traditional competitive access providers and CLECs. Due to the fact that most existing competitive access providers/ CLECs initially entered the market providing dedicated access in the pre-1996 era, these companies had to build a fiber infrastructure before offering services. Switches were added by most competitive access providers/CLECs in the last year to take advantage of the opening of the local market. With the Telecommunications Act requiring unbundling of the local exchange carrier networks, competitive access providers/CLECs will now be able to more rapidly enter the market by installing switches and leasing trunk and loop capacity until traffic volume justifies building facilities. New CLECs will not have to replicate existing facilities and can be more opportunistic in designing and implementing networks.

A number of CLECs have entered or announced their intention to enter into one or more of the same markets as Allegiance. Allegiance believes that not all CLECs however, are pursuing the same target customers as Allegiance. Demographically, business customers are divided into three categories: small, medium and large. Targeted cities are divided into three groups by population: Tier 1, Tier 2 and Tier 3. As would be expected, each CLEC may focus on different combinations of primary and secondary target customers.

Allegiance has chosen to focus primarily on small and medium-sized business customers in large "Tier 1" markets. To help distinguish itself from other competitors who have adopted a similar strategy, Allegiance uses a direct sales approach to offer potential customers "one-stop shopping" services through a single point of contact. In addition, Allegiance is actively pursuing collocations throughout all of its target markets which, in combination with its smart build strategy, is expected to allow Allegiance to access its markets and provide a greater array of services more quickly than if it were able to use a traditional build approach.

Allegiance believes the major interexchange carriers, such as AT&T, MCI WorldCom and Sprint, have a two pronged strategy:

o keep the regional Bell operating companies out of in-region long distance as long as possible, and

o develop facilities-based and unbundled local service, an approach already being pursued by MCI WorldCom with the acquisition of MFS Communications, and more recently by AT&T with its acquisitions of Teleport Communications and TeleCommunications, Inc.

Competition for Provision of Long Distance Services. The long distance telecommunications industry has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Allegiance expects to increasingly face competition from companies offering long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay carrier access charges or universal service fees.

Data/Internet Service Providers. The Internet services market is highly competitive, and Allegiance expects that competition will continue to intensify. Allegiance's competitors in this market will include Internet service providers, other telecommunications companies, online services providers and Internet software providers. Many of these competitors have greater financial, technological and marketing resources than those available to Allegiance.

Competition from International Telecommunications Providers. Under the recent World Trade Organization agreement on basic telecommunications services, the United States and 72 other members of the World Trade Organization committed themselves to opening their respective telecommunications markets and/or foreign ownership and/or to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telecommunications companies, effective in some cases as early as January 1998. Although Allegiance believes that this agreement could provide Allegiance with significant opportunities to compete in markets that were not previously accessible and to provide more reliable services at lower costs than Allegiance could have provided prior to implementation of this agreement, it could also provide similar opportunities to Allegiance's competitors and facilitate entry by foreign carriers into the U.S. market. There can be no assurance that the pro-competitive effects of the World Trade Organization agreement will not have a material adverse effect on Allegiance's business, financial condition and results of operations or that members of the World Trade Organization will implement the terms of this agreement.

EMPLOYEES

As of December 31, 1998, Allegiance had approximately 649 full-time employees. Allegiance believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of Allegiance's employees are currently represented by a collective bargaining agreement. Allegiance believes that it enjoys good relationships with its employees.

RISK FACTORS

OUR FORWARD-LOOKING STATEMENTS MAY MATERIALLY DIFFER FROM ACTUAL EVENTS OR
RESULTS

This report, including the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains "forward-looking statements," which you generally can identify by our use of forward-looking words such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems, changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you that we will achieve the future results reflected in these statements. The risks we face that could cause us not to achieve these results include, but are not limited to our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

o    successfully market our services to current and new customers;

o connect with and develop cooperative working relationships with incumbent local exchange carriers;

o    develop efficient operations support systems and other back office systems;

o successfully and efficiently transfer new customers to our networks and access new geographic markets;

o    identify, finance and complete suitable acquisitions;

o    borrow under our senior credit facility;

o    install new switching facilities and other network equipment; and

o obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits.

Regulatory, legislative and judicial developments could also cause actual results to differ materially from the future results reflected in such forward-looking statements. You should consider all of our subsequent written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they speak only as of the dates we make them. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed in this "Risk Factors" section and throughout this report.

OUR LIMITED HISTORY OF OPERATIONS MAY NOT BE A RELIABLE BASIS FOR EVALUATING OUR PROSPECTS

Because of our short operating history, you have limited operating and financial data which you can use to evaluate our performance. From our inception on April 22, 1997 through December 16, 1997, we were in the development stage of operations.

IF WE DO NOT EFFECTIVELY MANAGE RAPID EXPANSION OF OUR BUSINESS, OUR FINANCIAL CONDITION WILL SUFFER

We are in the early stages of our operations and have only recently begun to deploy networks in our first 17 target markets. If we are successful in the implementation of our business plan, we will be rapidly expanding our operations and providing bundled telecommunications services on a widespread basis. This rapid expansion may place a significant strain on our management, financial and other resources. If we fail to manage our growth effectively, we may not be able to expand our customer base and service offerings as we have planned.

OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL AND WE MAY NOT BE ABLE TO REPLACE KEY EXECUTIVES WHO LEAVE

We are managed by a small number of key executive officers, most notably Royce
J. Holland, our Chairman and Chief Executive Officer. The loss of services of one or more of these key individuals, particularly Mr. Holland, could materially and adversely affect our business and our prospects. Most of our executive officers do not have employment agreements, and we do not maintain key person life insurance for any of our executive officers. The competition for qualified personnel in the telecommunications industry is intense. For this reason, we cannot assure you that we will be able to hire or retain necessary personnel in the future.

WE ARE DEPENDENT ON EFFECTIVE BILLING, CUSTOMER SERVICE AND INFORMATION SYSTEMS AND WE MAY HAVE DIFFICULTIES IN DEVELOPING THESE SYSTEMS

Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill customers, initiate, implement and track customer orders and achieve operating efficiencies. We cannot assure you that these systems will be successfully implemented on a timely basis or at all or will perform as expected because:

o our vendors may fail to deliver proposed products and services in a timely and effective manner and at acceptable costs;

o we may fail to adequately identify all of our information and processing needs;

o    our processing or information systems may fail or be inadequate;

o    we may be unable to effectively integrate such products or services;

o    we may fail to upgrade systems as necessary; and

o third party vendors may cancel or fail to renew license agreements that relate to these systems.

WE MAY BE ADVERSELY IMPACTED BY YEAR 2000 ISSUES, MANY OF WHICH ARE BEYOND OUR CONTROL

The "year 2000" issue generally describes the various problems that may result from the improper processing of dates and date-sensitive transactions by computers and other equipment as a result of computer hardware and software using two digits to identify the year in a date. The failure to process dates could result in network and system failures or miscalculations causing disruptions in operations including, among other things, a temporary inability to process transactions, send invoices or engage in other routine business activities. A failure of our customers or vendors, including other telecommunications operators, to cause their software and systems to be year 2000 compliant could have a material adverse effect on us and on our ability to meet our obligations. Until the year 2000 occurs, we will not know for sure that all systems will then function adequately. In addition, we are dependent upon third-party suppliers, including other telecommunications operators, for the delivery of interconnection and other services and on third-party customers for the purchase of our services. In many cases, our services and operations require electronic interfacing with the systems and networks of third-party telecommunication operators such as the incumbent local exchange carriers.

WE FACE POTENTIAL CONFLICTS OF INTEREST CAUSED BY FUND INVESTOR CONTROL WHICH COULD BE DETRIMENTAL TO HOLDERS OF OUR SECURITIES

You should be aware that the investment funds that provided our initial equity hold a majority of our board seats and a significant amount of our common stock and that as a result, our direction and future operations may be controlled by these funds. For a discussion of the voting agreement among our original fund and management investors regarding the election of nominees to the board of directors, see the discussion under Item 13, "Certain Relationships and Related Transactions" of this report. In addition, decisions concerning our operations or financial structure may present conflicts of interest between these investors and our management and other holders of our securities, including our notes. In addition to their investments in us, these investors or their affiliates currently have significant investments in other telecommunications companies and may in the future invest in other entities engaged in the telecommunications business or in related businesses, including entities that compete with us. Conflicts may also arise in the negotiation or enforcement of arrangements entered into by us and entities in which these investors have an interest.

UNDER CERTAIN CIRCUMSTANCES WE MAY NEED ADDITIONAL CAPITAL TO EXPAND OUR BUSINESS AND INCREASE REVENUE

We may need additional capital to fund capital expenditures, working capital, debt service and cash flow deficits during the period in which we are expanding and developing our business and deploying our networks, services and systems. We estimate, based on our current business plan, that approximately $750 to $850 million of capital will be necessary to fund the deployment and operation of our networks in all of our initial 24 markets to the point at which operating cash flow from a market will be sufficient to fund such market's operating and capital expenditures. This amount includes capital expenditures, working capital and cash flow deficits, but excludes debt service. We have raised approximately $554 million of capital to date. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of financial, business and other factors many of which are beyond our control, as well as prevailing economic conditions.

We believe that the proceeds from our anticipated common stock offering and borrowings expected to be available under a senior credit facility, together with our cash on hand, will be sufficient to pre-fund market deployment in all 24 targeted markets. However, we have not yet entered into the credit facility and if established, we will only be able to borrow under the credit facility if we are in compliance with certain financial covenants. In the event we cannot borrow under the credit facility we may need to access alternative sources of capital. If we are unable to do so we may not be able to expand as we expect, which may have an adverse effect on us.

OUR SUBSTANTIAL INDEBTEDNESS COULD MAKE US UNABLE TO SERVICE INDEBTEDNESS AND MEET OUR OTHER REQUIREMENTS AND COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH

We have a significant amount of debt outstanding and plan to access additional debt financing to fund our business plan. On December 31, 1998, we had $471.7 million of outstanding indebtedness and $110.4 million of stockholders' equity. We anticipate incurring additional indebtedness in the future, including a senior secured revolving credit facility that we expect to close in April 1999. See the discussion of this credit facility in the section titled "Recent Developments."

This level of debt could:

o impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

o require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the funds available for the growth of our networks;

o place us at a competitive disadvantage with those of our competitors who do not have as much debt as we do;

o    impair our ability to adjust rapidly to changing market conditions; and

o make us more vulnerable if there is a downturn in general economic conditions or in our business.

The successful implementation of our business plan is essential for us to meet our working capital, capital expenditure and debt service requirements. Allegiance's earnings for the year ended December 31, 1998 were insufficient to cover fixed charges by approximately $249.3 million. We cannot assure you that we will be able to meet our working capital, capital expenditure and debt service requirements.

LIMITATIONS IMPOSED BY RESTRICTIVE COVENANTS COULD LIMIT HOW WE CONDUCT BUSINESS AND A DEFAULT UNDER OUR INDENTURES AND FINANCING AGREEMENTS COULD SIGNIFICANTLY IMPACT OUR ABILITY TO REPAY OUR INDEBTEDNESS

Our indentures and the agreements entered into in connection with our initial equity funding contain covenants that restrict our ability to:

o    incur additional indebtedness;

o    pay dividends and make other distributions;

o    prepay subordinated indebtedness;

o    make investments and other restricted payments;

o    enter into sale and leaseback transactions;

o    create liens;

o    sell assets; and

o    engage in certain transactions with affiliates.

Our future financing arrangements, including the senior secured revolving credit facility discussed in the section titled "Recent Developments" will most likely contain similar or more restrictive covenants, as well as other covenants that will require us to maintain specified financial ratios and satisfy financial tests. As a result of these restrictions, we are limited in how we conduct business and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues and cash, we may not be able to pay interest and principal on our indebtedness.

Our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to a default under the terms of these agreements. If such a default occurs, the other parties to such agreements could declare all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross-default due and payable. In addition, lenders under our future financing arrangements could terminate their commitments to lend to us. If that occurs, we cannot assure you that we would be able to make payments on our indebtedness, meet our working capital and capital expenditure requirements, or that we would be able to find additional alternative financing. Even if we could obtain additional alternative financing, we cannot assure you that it would be on terms that are favorable or acceptable to us.

WE MAY NOT HAVE THE FUNDS NECESSARY TO FINANCE THE CHANGE OF CONTROL OFFER WHICH MAY BE REQUIRED BY OUR INDENTURES

Our indentures provide that upon a change of control, each note holder will have the right to require us to purchase all or a portion of such holder's notes. We would be required to purchase the notes at a purchase price of 101% of the accreted value of the 11 3/4% notes and 101% of the principal amount of the 12 7/8% notes, plus any accrued and unpaid interest to the date of repurchase. It is possible that we will not have sufficient funds at that time to repurchase our notes.

IF WE DO NOT INTERCONNECT WITH OUR PRIMARY COMPETITORS, THE INCUMBENT LOCAL EXCHANGE CARRIERS, OUR BUSINESS WILL BE ADVERSELY AFFECTED

Many new carriers, including Allegiance, have experienced difficulties in working with the incumbent local exchange carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local exchange carriers. As a new carrier, we must coordinate with incumbent local exchange carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The regional Bell operating companies in our markets are not yet permitted by the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service, our ability to offer local services in such region on a timely and cost-effective basis will be adversely affected.

IF WE DO NOT OBTAIN PEERING ARRANGEMENTS WITH INTERNET SERVICE PROVIDERS, THE PROFITABILITY OF OUR INTERNET ACCESS SERVICES WILL SUFFER

The profitability of our Internet access services, and related services such as Web site hosting, may be adversely affected if we are unable to obtain "peering" arrangements with Internet service providers. In the past, major Internet service providers routinely exchanged traffic with other Internet service providers that met technical criteria on a "peering" basis, meaning that each Internet service provider accepted traffic routed to Internet addresses on their system from their "peers" on a reciprocal basis, without payment of compensation. However, since 1997 UUNET Technologies, Inc., the largest Internet service provider, has been greatly restricting the use of peering arrangements with other providers and has been imposing charges for accepting traffic from providers other than its "peers." Other major Internet service providers have adopted similar policies. We do not currently have any peering arrangements and cannot assure you that we will be able to negotiate "peer" status with any of the major nationwide Internet service providers in the future, or that we will be able to terminate traffic on Internet service providers' networks at favorable prices.

OUR OFFERING OF LONG DISTANCE SERVICES IS AFFECTED BY OUR ABILITY TO ESTABLISH EFFECTIVE RESALE AGREEMENTS

As part of our "one-stop shopping" offering of bundled telecommunications services to our customers, we offer long distance services. We have relied and will continue to rely on other carriers to provide transmission and termination services for all of our long distance traffic. We will continue to enter into resale agreements with long distance carriers to provide us with transmission services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling pattern and traffic levels of our future customers. If we fail to meet our minimum volume commitments, we may be obligated to pay underutilization charges and if we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means.

OUR PRINCIPAL COMPETITORS FOR LOCAL SERVICES, THE INCUMBENT LOCAL EXCHANGE CARRIERS, AND POTENTIAL ADDITIONAL COMPETITORS, HAVE ADVANTAGES THAT MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE WITH THEM

The telecommunications industry is highly competitive. Many of our current and potential competitors in the local market have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. In each of the markets targeted by us, we will compete principally with the incumbent local exchange carrier serving that area and they enjoy advantages that may adversely affect our ability to compete with them. Incumbent local exchange carriers are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Incumbent local exchange carriers also have long-standing relationships with federal and state regulatory authorities. FCC and state administrative decisions and initiatives provide the incumbent local exchange carriers with pricing flexibility for their:

o private lines, which are private, dedicated telecommunications connections between customers;

o special access services, which are dedicated lines from a customer to a long distance company provided by the local phone company; and

o switched access services, which refers to the call connection provided by the local phone company's switch between a customer's phone and the long distance company's switch.

In addition, with respect to competitive access services, such as special access services as opposed to switched access services, the FCC is considering allowing incumbent local exchange carriers increased pricing flexibility and deregulation for such access services either automatically or after certain competitive levels are reached. If the incumbent local exchange carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, competitors such as us could be materially adversely affected. If future regulatory decisions afford the incumbent local exchange carriers increased pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors such as us.

We also face, and expect to continue to face, competition in the local market from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace such as AT&T, MCI WorldCom and Sprint, and from other competitive local exchange carriers, resellers, competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, the development of new technologies could give rise to significant new competitors in the local market.

SIGNIFICANT COMPETITION IN PROVIDING LONG DISTANCE AND INTERNET SERVICES COULD REDUCE THE DEMAND FOR AND PROFITABILITY OF OUR SERVICES

We also face significant competition in providing long distance and Internet services. Many of these competitors have greater financial, technological, marketing, personnel and other resources than those available to us.

The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, MCI WorldCom and Sprint and many smaller long distance carriers. Other competitors are likely to include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local exchange carriers, microwave and satellite carriers and private networks owned by large end users. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay. In addition, in June 1998, Sprint announced its intention to offer voice, data and video services over its nationwide asynchronous transfer mode network, which Sprint anticipates will significantly reduce its cost to provide such services. Sprint plans to bill its customers based upon the amount of traffic carried, irrespective of the time required to send the traffic or the traffic's destination.

The Internet services market is highly competitive and we expect that competition will continue to intensify. Our competitors in this market include Internet service providers, other telecommunications companies, online services providers and Internet software providers.

OUR NEED TO COMPLY WITH EXTENSIVE GOVERNMENT REGULATION CAN INCREASE OUR COSTS AND SLOW OUR GROWTH

Our networks and the provision of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon us.

The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained through our subsidiary, Allegiance Telecom International, Inc., prior FCC authorization for installation and operation of international facilities and the provision, including by resale, of international long distance services. Additionally, we file publicly available documents detailing our services, equipment and pricing, also known as "tariffs," with the FCC for both international and domestic long-distance services.

State regulatory commissions exercise jurisdiction over us because we provide intrastate services. We are required to obtain regulatory authorization and/or file tariffs at state agencies in most of the states in which we operate. If and when we seek to build our own network segments, local authorities regulate our access to municipal rights-of-way. Constructing a network is also subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis.

Regulators at both the federal and state level require us to pay various fees and assessments, file periodic reports, and comply with various rules regarding the contents of our bills, protection of subscriber privacy, and similar matters on an on-going basis.

We cannot assure you that the FCC or state commissions will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Regulators or others could challenge our compliance with applicable rules and orders. Such challenges could cause us to incur substantial legal and administrative expenses.

DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY INVOLVES UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS

The Telecommunications Act provides for a significant deregulation of the domestic telecommunications industry, including the local exchange, long distance and cable television industries. The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunications industry. We cannot assure you that these changes will not have a material adverse effect upon us.

THE REGULATION OF INTERCONNECTION WITH INCUMBENT LOCAL EXCHANGE CARRIERS INVOLVES UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS

Although the incumbent local exchange carriers are required under the Telecommunications Act to unbundle and make available elements of their network and permit us to purchase only the origination and termination services that we need, thereby decreasing our operating expenses, such unbundling may not be done as quickly as we require and may be priced higher than we expect. This is important because we rely on the facilities of these other carriers to connect to our high capacity digital switches so that we can provide services to our customers. Our ability to obtain these interconnection agreements on favorable terms, and the time and expense involved in negotiating them, can be adversely affected by legal developments.

A recent Supreme Court decision vacated a FCC rule determining which network elements the incumbent local exchange carriers must provide to competitors on an unbundled basis. We expect that the FCC will conduct a rulemaking to adopt new standards for unbundling of network elements in conformance with this decision. The implementation of these and other FCC rules may lead to further litigation. This may complicate our interconnection negotiations, and may adversely affect our existing agreements and operations.

WE COULD LOSE REVENUE IF CALLS TO INTERNET SERVICE PROVIDERS ARE TREATED AS LONG DISTANCE INTERSTATE CALLS

We believe that other local exchange carriers should have to compensate us when their customers place calls to Internet service providers who are our customers. Most incumbent local exchange carriers disagree. Internet service providers are among our target customers, and decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably.

For all other local calls, it is clear that the telecommunications company whose customer calls a customer of a second telecommunications company must compensate the second company. This is known as reciprocal compensation. This rule does not apply to long distance interstate calls and the FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements.

THE REGULATION OF ACCESS CHARGES INVOLVES UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS

To the extent we provide long-distance, often referred to as "interexchange," telecommunications service, we are required to pay access charges to other local exchange carriers when we use the facilities of those companies to originate or terminate interexchange calls. As a competitive local exchange carrier, we also provide access services to other long distance service providers. The interstate access charges of incumbent local exchange carriers are subject to extensive regulation by the FCC, while those of competitive local exchange carriers are subject to a lesser degree of FCC regulation, but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. Disputes have arisen regarding the regulation of access charges and these may be resolved adversely to us.

The FCC has made major changes in the interstate access charge structure. The manner in which the FCC implements and monitors these increased pricing flexibility changes could have a material adverse effect on our ability to compete in providing interstate access services.

Some interexchange carriers, including AT&T, have also asked the FCC to take regulatory action to prevent competitive local exchange carriers from charging allegedly "excessive" access charges. Although no complaints have been filed against us, we do provide access service to interexchange carriers and we could be subject in the future to allegations that our charges for this service are unjust and unreasonable. In that event, we would have to provide the FCC with an explanation of how we set our rates and justify them as reasonable. We can give no assurance that the FCC will accept our rates as reasonable. If our rates are reduced by regulatory order, this could have a material adverse effect on our profitability.

IF WE DO NOT CONTINUALLY ADAPT TO TECHNOLOGICAL CHANGE, WE COULD LOSE CUSTOMERS AND MARKET SHARE

The telecommunications industry is subject to rapid and significant changes in technology, and we rely on outside vendors for the development of and access to new technology. The effect of technological changes on our business cannot be predicted. We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands. We cannot assure you that we will obtain access to new technology on a timely basis or on satisfactory terms. Any failure by us to obtain new technology could cause us to lose customers and market share.

WE HAVE APPLIED FOR, BUT NOT YET RECEIVED, ASSURANCE FROM THE SEC REGARDING OUR STATUS UNDER THE INVESTMENT COMPANY ACT AND IF WE ARE SUBJECT TO THE INVESTMENT COMPANY ACT, IT COULD ADVERSELY AFFECT OUR FINANCING ACTIVITIES AND FINANCIAL RESULTS

Allegiance currently has substantial short-term investments, pending the deployment of our capital in the pursuit of building our business. This may result in Allegiance being deemed as an "investment company" under the Investment Company Act of 1940. This statute requires the registration of, and imposes various substantive restrictions on, certain companies that are, or hold themselves out as being, engaged primarily, or propose to engage primarily in, the business of investing, reinvesting or trading in securities, or that fail certain statistical tests regarding composition of assets and sources of income even though they do not intend to be primarily engaged in the businesses of investing, reinvesting, owning, holding or trading securities.

Allegiance is primarily engaged in a business other than investing, reinvesting, owning, holding or trading securities and, therefore, is not an investment company within the meaning of this statute. While we believe this means we are not an investment company within the meaning of that law, we have been able to also rely on a safe harbor in that law for certain transient or temporary investment companies. However, this exemption is only available to companies for a one-year period and that one-year period terminated in January 1999. We have applied to the SEC for a one-year exemptive order declaring that Allegiance is not an investment company and not required to register under this statute. We have not yet received such an order, and it is possible that we will not ultimately be successful in receiving such an order. We believe that if we are granted the exemption, under our current business plan we will have deployed a sufficient amount of capital by the end of the one-year period such that we would not then be deemed to be an investment company.

If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons and other matters. To avoid having to register as an investment company, we may have to invest a portion of our liquid assets in cash and demand deposits instead of short-term securities. The extent to which we will have to do so will depend on the composition and value of our total assets at that time. Having to register as an investment company or having to invest a material portion of our liquid assets in cash and demand deposits to avoid such registration, could have a material adverse effect on our business, financial condition and results of operations.

FUTURE SALES OF OUR STOCK BY EXISTING STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

We currently have 50,360,866 shares of common stock outstanding. While certain of these shares are "restricted securities" under the federal securities laws, such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding Allegiance. Sales of substantial amounts of stock in the public market, or the perception that sales could occur, could depress the prevailing market price for our stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

ANTI-TAKEOVER PROVISIONS IN ALLEGIANCE'S CHARTER AND BYLAWS COULD LIMIT OUR SHARE PRICE AND DELAY A CHANGE OF MANAGEMENT

Our certificate of incorporation and by-laws contain provisions that could make it more difficult or even prevent a third party from acquiring Allegiance without the approval of our incumbent board of directors.

ITEM 2.   PROPERTIES

Allegiance owns or leases, in its operating territories, telephone property which includes:

o    owning switches

o leasing high capacity digital lines that interconnect Allegiance's network with ILEC networks;

o leasing high capacity digital lines that connect Allegiance's switching equipment to Allegiance transmission equipment located in ILEC central offices;

o leasing local loop lines which connect Allegiance's customers to Allegiance's network; and

o leasing space in ILEC central offices for collocating Allegiance transmission equipment.

Allegiance is headquartered in Dallas, Texas and leases offices and space in a number of locations, primarily for sales offices and network equipment installations. The table below lists Allegiance's current leased facilities:

                                             LEASE            APPROXIMATE
                  LOCATION                EXPIRATION        SQUARE FOOTAGE
                  ---------               ----------        --------------

         Dallas, TX............        February 2008          76,000
         Atlanta, GA...........        February 2003           7,400
         Atlanta, GA...........        November 2001           7,300
         Boston, MA............        September 2003         12,000
         Boston, MA............        September 2008         18,000
         Chicago, IL...........        March 2009             11,000
         Chicago, IL...........        July 2008              14,000
         Fort Worth, TX........        June 2003               3,900
         Houston, TX...........        December 2005          11,700
         Houston, TX...........        November 2008          18,000
         Los Angeles, CA.......        June 2008              11,700
         Los Angeles, CA.......        June 2008              14,585
         Newport, CA...........        April 2006              7,800
         New York, NY..........        August 2006             8,700
         New York, NY..........        March 2008             19,500
         New York, NY..........        June 2008              12,400
         Oakland, CA...........        December 2006           2,000
         Philadelphia, PA......        April 2002              8,900
         Philadelphia, PA......        October 2008           18,000
         San Diego, CA.........        March 2008             14,000
         San Francisco, CA.....        April 2002              8,100
         San Francisco, CA.....        June 2008              16,000
         San Jose, CA..........        February 2004           4,500
         Washington, DC........        November 2008          15,000
         Washington, DC........        November 2006           8,200
         Westchester, IL.......        January 2001           10,700
         Westchester, IL.......        April 2001              5,700

Allegiance believes that its leased facilities are adequate to meet its current needs in the markets in which it has begun to deploy networks, and that additional facilities are available to meet its development and expansion needs in existing and projected target markets for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

Allegiance is not party to any legal proceeding that Allegiance believes would, individually or in the aggregate, have a material adverse effect on Allegiance's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Allegiance did not submit any matter to a vote of its stockholders during the fourth quarter of 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF ALLEGIANCE

The following sets forth certain information regarding Allegiance's executive officers. Allegiance's executive officers are elected annually by the board of directors at its first meeting held after each annual meeting of stockholders or as soon thereafter as convenient.

                       NAME                  AGE                            POSITION(S)
           -----------------------------     ------    -------------------------------------------------------

           Royce J. Holland                   50       Chairman of the Board and Chief Executive Officer

           C. Daniel Yost                     50       President and Chief Operating Officer and Director

           Thomas M. Lord                     42       Executive Vice President of Corporate Development,
                                                       Chief Financial Officer, and Director

           John J. Callahan                   49       Senior Vice President of Sales and Marketing and
                                                       Director

           Dana A. Crowne                     38       Senior Vice President and Chief Engineer

           Stephen N. Holland                 47       Senior Vice President and Chief Information Officer

           Patricia E. Koide                  50       Senior Vice President of Human Resources, Real
                                                       Estate, Training, Facilities and Administration

           Gregg A. Long                      45       Senior Vice President of Development and Regulatory

           Mark B. Tresnowski                 39       Senior Vice President, General Counsel and Secretary

           Anthony J. Parella                 39       National Vice President of Field Sales

Royce J. Holland, Allegiance's Chairman of the Board and Chief Executive Officer, has more than 25 years of experience in the telecommunications, independent power and engineering/construction industries. Prior to founding Allegiance in April 1997, Mr. Holland was one of several co-founders of MFS Communications, where he served as President and Chief Operating Officer from April 1990 until September 1996 and as Vice Chairman from September 1996 to February 1997. In January 1993, Mr. Holland was appointed by President George Bush to the National Security Telecommunications Advisory Committee. Mr. Holland was recently named Chairman of the Association for Local Telecommunications Services, the industry trade organization for the competitive telephone sector. Mr. Holland also presently serves on the board of directors of CSG Systems, a publicly held billing services company. Mr. Holland's brother, Stephen N. Holland, is employed as Allegiance's Senior Vice President and Chief Information Officer.

C. Daniel Yost, who joined Allegiance as President and Chief Operating Officer in February 1998, was elected to Allegiance's board of directors in March 1998. Mr. Yost has more than 26 years of experience in the telecommunications industry. From July 1997 until he joined Allegiance, Mr. Yost was the President and Chief Operating Officer for U.S. Operations of Netcom On-Line Communications Services, Inc., a leading Internet service provider. Mr. Yost served as the President, Southwest Region of AT&T Wireless Services, Inc. from June 1994 to July 1997. Prior to that, from July 1991 to June 1994, Mr. Yost was the President, Southwest Region of McCaw Cellular Communications/LIN Broadcasting.

Thomas M. Lord, a co-founder and director of Allegiance and its Executive Vice President of Corporate Development and Chief Financial Officer, is responsible for overseeing Allegiance's mergers and acquisitions, corporate finance and investor relations functions. Mr. Lord is an 18-year veteran in investment banking, securities research and portfolio management, including serving as a managing director of Bear, Stearns & Co. Inc. from January 1986 to December 1996. In the five-year period ending December 1996, Mr. Lord oversaw 43 different transactions valued in excess of $6.2 billion for the telecommunications, information services and technology industries.

John J. Callahan, who joined Allegiance as Senior Vice President of Sales and Marketing in December 1997, has more than 18 years of experience in the telecommunications industry. Most recently, Mr. Callahan was President of the Western Division for MFS Communications from December 1991 to November 1997, where he was responsible for the company's sales and operations in Arizona, California, Georgia, Florida, Illinois, Michigan, Missouri, Ohio, Oregon, Texas and Washington. Prior to joining MFS Communications, Mr. Callahan was Vice President and General Manager, Southwest Division for Sprint. Mr. Callahan also held sales positions with Data Switch and North American Telecom. Mr. Callahan was elected to Allegiance's board of directors in March 1998.

Dana A. Crowne became Allegiance's Senior Vice President and Chief Engineer in August 1997. Prior to joining Allegiance, Mr. Crowne held various management positions at MFS Communications from the time of its founding in 1988, where his responsibilities included providing engineering support and overseeing budgets for the construction of MFS Communications' networks. Mr. Crowne ultimately became Vice President, Network Optimization for MFS Communications from January 1996 to May 1997 and managed the company's network expenses and planning and its domestic engineering functions. Prior to joining MFS Communications, Mr. Crowne designed and installed fiber optic transmission systems for Morrison-Knudsen and served as a consultant on the construction of private telecommunications networks with JW Reed and Associates.

Stephen N. Holland joined Allegiance as its Senior Vice President and Chief Information Officer in September 1997. Prior to that time, Mr. Holland held several senior level positions involving management of or consulting on information systems, accounting, taxation and finance. Mr. Holland's experience includes serving as Practice Manager and Information Technology Consultant for Oracle Corporation from June 1995 to September 1997, as Chief Financial Officer of Petrosurance Casualty Co. from September 1992 to June 1995, as Manager of Business Development for Electronic Data Systems, and as a partner of Price Waterhouse. Mr. Holland's brother, Royce J. Holland, presently serves as Allegiance's Chairman of the Board and Chief Executive Officer.

Patricia E. Koide has been Allegiance's Senior Vice President of Human Resources, Real Estate, Training Facilities and Administration since August 1997. Before then, Ms. Koide was Vice President of Corporate Services, Facilities and Administration for WorldCom from March 1997 to August 1997. Ms. Koide also held various management positions within MFS Communications and its subsidiaries since 1989, including Senior Vice President of Facilities, Administration and Purchasing for MFS Communications North America from 1996 to 1997, Senior Vice President of Human Resources, Facilities and Administration for MFS Communications Telecom from 1994 to 1996, and Vice President of Human Resources and Administration for MFS Communications North America from 1989 to 1993. Prior to MFS Communications, Ms. Koide was with Sprint for eight years where she managed the company's human resources, real estate and facilities for the Midwest.

Gregg A. Long, who became Allegiance's Senior Vice President of Regulatory and Development in September 1997, spent 11 years at Destec Energy, Inc. as Project Development Manager C Partnership Vice President and Director. In that position, he was responsible for the development of gas-fired power plants from conceptual stages through project financing. Prior to joining Destec, Mr. Long was Manager of Project Finance at Morrison-Knudsen, where he was responsible for analyzing and arranging finance packages for various industrial, mining and civil projects and also served as financial consultant and analyst.

Mark B. Tresnowski became Allegiance's Senior Vice President and General Counsel in February 1999. Mr. Tresnowski has been Allegiance's Secretary since September 1997. Mr. Tresnowski practiced law at Kirkland & Ellis for 13 years and was a partner of that firm from October 1992 to January 1999. In private practice, Mr. Tresnowski specialized in private and public financings, mergers and acquisitions and securities law.

Anthony J. Parella, who joined Allegiance as its Regional Vice President -- Central Division in August 1997 and became its National Vice President of Field Sales in August 1998, has more than 10 years of experience in the telecommunications industry. Prior to joining Allegiance, Mr. Parella was Vice President and General Manager for MFS Intelenet, Inc., an operating unit of MFS Communications, from February 1994 to January 1997, where he was responsible for the company's sales and operations in Texas. Mr. Parella also served as Director of Commercial Sales for Sprint from 1991 to January 1994.

                                     PART II

ITEM 5.  MARKET FOR ALLEGIANCE'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Allegiance's common stock is listed on the Nasdaq National Market. Allegiance's ticker symbol is "ALGX." Allegiance completed the initial public offering of its common stock in July 1998. Prior to July 1, 1998, no established public trading market for the common stock existed.

The following table sets forth on a per share basis, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                                                            HIGH                  LOW
                                                                                            ----                  ---
Year ended December 31, 1998:
     Third quarter (from July 1, 1998)..........................................          $15.688               $ 6.250
     Fourth quarter............................................................           $13.375               $ 5.000

Year ended December 31, 1999:
     First quarter (through March 24, 1999)....................................           $31.000               $11.563

STOCKHOLDERS

There were approximately 128 owners of record of Allegiance common stock as of March 24, 1999. This number excludes stockholders whose stock is held in nominee or street name by brokers and Allegiance believes that it has a significantly larger number of beneficial holders of common stock. A recent reported last sale price of our common stock on the Nasdaq National Market is set forth on the front cover of this report.

DIVIDENDS

We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. In addition, our current financing arrangements effectively prohibit us from paying cash dividends for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On February 25, 1998, Allegiance issued:

   (a) 71.25 shares of redeemable convertible preferred stock to Richard Fields for an aggregate initial purchase price of $37,500; these shares now represent 30,374 shares of common stock after giving effect to the conversion of such preferred stock into common stock and stock split in connection with the initial public offering;

   (b) 95 shares of redeemable convertible preferred stock to Roger Curry for an aggregate initial purchase price of $50,000; these shares now represent 40,498 shares of common stock after giving effect to the conversion of such preferred stock into common stock and stock split in connection with the initial public offering;

   (c) 23.75 shares of redeemable convertible preferred stock to Northwestern University for an aggregate initial purchase price of $12,500; these shares now represent 10,125 shares of common stock after giving effect to the conversion of such preferred stock into common stock and stock split in connection with the initial public offering;

   (d) 237.5 shares of redeemable convertible preferred stock to MKW Partners, L.P. for an aggregate initial purchase price of $125,001; these shares now represent 101,245 shares of common stock after giving effect to the conversion of such preferred stock into common stock and stock split in connection with the initial public offering;

   (e) 47.5 shares of redeemable convertible preferred stock to Tom Shattan for an aggregate initial purchase price of $25,000; these shares now represent 20,249 shares of common stock after giving effect to the conversion of such preferred stock into common stock and stock split in connection with the initial public offering;

   (f) 28.5 shares of redeemable convertible preferred stock to Greg Mendel for an aggregate initial purchase price of $15,000; these shares now represent 12,149 shares of common stock after giving effect to the conversion of such preferred stock into common stock and stock split in connection with the initial public offering; and

   (g) 19 shares of redeemable convertible preferred stock to Kevin Fechtmeyer for an aggregate initial purchase price of $10,000; these shares now represent 8,100 shares of common stock after giving effect to the conversion of such preferred stock into common stock and stock split in connection with the initial public offering.

On March 13, 1998, Allegiance issued 118.75 shares of redeemable convertible preferred stock to Charles Ross Partners, LLC for an aggregate initial purchase price of $62,500. These shares now represent 50,623 shares of common stock after giving effect to the conversion of such preferred stock into common stock and stock split in connection with the initial public offering.

The above-described transactions were exempt from registration under the Securities Act under Section 4(2) of the Securities Act, as transactions not involving any public offering.

On February 3, 1998, Allegiance issued 445,000 units, with each unit consisting of one 11 3/4% Senior Discount Note due 2008 and one redeemable warrant to purchase .0034224719 shares of Allegiance's common stock. Allegiance received approximately $240.7 million of net proceeds, after deducting underwriting discounts and commissions of approximately $8.75 million and other expenses payable by Allegiance of approximately $1.0 million, from the issuance of the units. Such units were issued to:

   (a) "qualified institutional buyers" (as defined in Rule 144A of the Securities Act),

   (b) other institutional "accredited investors" (as defined in Rule 501(a) of the Securities Act), and

   (c) outside the United States in compliance with Regulation S under the Securities Act,

and therefore, the issuance of such units was exempt from registration under the Securities Act. Morgan Stanley & Co. Incorporated, Salomon Brothers Inc, Bear, Stearns & Co. Inc. and Donaldson, Lufkin & Jenrette Securities Corporation were the initial purchasers of the units. As a result of Allegiance's 426.2953905-for-one stock split in connection with its initial public offering, each warrant is exercisable to purchase 1.45898399509 shares of common stock at an exercise price of $.01 per share, subject to anti-dilution adjustments set forth in the warrant agreement governing the warrants. All of these warrants are currently exercisable.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this Item 6 is incorporated in this report by reference from the section titled "Selected Financial Data" of our annual report to stockholders for the fiscal year ended December 31, 1998 (the "annual report").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item 7 is incorporated in this report by reference from the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Allegiance's investment policy is limited by its existing bond indentures. Allegiance is restricted to investing in financial instruments with a maturity of one year or less. The indentures require investments in high quality instruments, such as obligations of the U.S. Government or any agency thereof guaranteed by the United States of America, money market deposits, and commercial paper with a rating of A1/P1.

Allegiance is thus exposed to market risk related to changes in short-term U.S. interest rates. Allegiance manages these risks by closely monitoring market rates and the duration of its investments. Allegiance does not enter into financial or commodity investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.

Interest income earned on Allegiance's investment portfolio is affected by changes in short-term U.S. interest rates. Allegiance believes that it is not exposed to significant changes in fair value because of its conservative investment strategy. However, the estimated interest income for the calendar year 1999, based on the average 1998 earned rate on investments, is $13.6 million and assuming a 100 basis point drop in the average rate, Allegiance would be exposed to a $2.5 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

                                                                                  QUARTER ENDING
                                                                                  --------------
                                                            MARCH          JUNE       SEPTEMBER     DECEMBER
                                                            1999           1999         1999          1999          TOTAL
                                                            -----          ----         ----          ----          -----
                                                                                 ($S IN MILLIONS)

     Estimated Average Outstanding Balance............    $ 367.4        $ 290.7       $ 213.9       $ 131.8

     Estimated Interest Earned at Estimated  Rate
     of 5.4% at December 31, 1998.....................    $   5.0        $   3.9       $   2.9       $   1.8       $ 13.6

     Estimated Impact of Interest Rate drop...........    $   0.9        $   0.7       $   0.5       $   0.3       $  2.5

    Allegiance has outstanding long term, fixed rate notes, not subject to interest rate fluctuations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated in this report by reference from the financial statements contained in our annual report, except for the financial statement schedules which are included in Item 14 of this report. For a list of financial statements filed as part of this report, see
Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLEGIANCE

The information required by this Item 10 regarding Allegiance's directors is incorporated in this report by reference from certain sections of our definitive proxy statement for the annual meeting of stockholders for the fiscal year ended December 31, 1998, which will be filed with the SEC no later than April 30, 1999 (the "proxy statement"). You will find our response to this Item 10 in the sections titled "Who Are Allegiance's Directors and Officers?" and "About the Board of Directors and its Committees" of our proxy statement.

Information required by this Item 10 regarding the executive officers of Allegiance is included in Item 4A of Part I of this report as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference from the sections titled "Compensation of Directors and Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Executive Agreements" of our proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated in this report by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management" of our proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference from the section titled "Certain Relationships and Related Transactions" of our proxy statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements (the following financial information from our annual report is incorporated by reference into Part II of this report):

              Report of Independent Public Accountants

              Consolidated Balance Sheets as of December 31, 1998, and December 31, 1997

              Consolidated Statements of Operations for the year ended December 31, 1998, and for the Period from Inception (April 22, 1997) through December 31, 1997

              Consolidated Statements of Stockholders' Equity (Deficit) for the year ended December 31, 1998, and for the Period from Inception (April 22, 1997) through December 31, 1997

              Consolidated Statements of Cash Flows for the year ended December 31, 1998, and for the Period from Inception (April 22, 1997) through December 31, 1997

              Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules:

               S-I Report of Independent Public Accountants on Financial Statement Schedule

               S-II Valuation and Qualifying Accounts for the years ended
                    December 31, 1997 and 1998

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page E-1 of this report.

(b)      Reports on Form 8-K

         There were no reports filed during the three months ended December 31, 1998.

                                   SIGNATURES

According to the requirements of the Securities Exchange act of 1934, Allegiance Telecom, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.

                              ALLEGIANCE TELECOM, INC.


                              By  /s/ ROYCE J. HOLLAND
                                 ----------------------------------------------
                                 Royce J. Holland, Chairman of the Board
                                 and Chief Executive Officer


According to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 1999.

/s/ ROYCE J. HOLLAND                                    Chairman of the Board and Chief Executive Officer
------------------------------------------              (Principal Executive Officer)
Royce J. Holland


/s/ C. DANIEL YOST
------------------------------------------              President, Chief Operating Officer, and Director
C. Daniel Yost


/s/ THOMAS M. LORD                                      Executive Vice President, Chief Financial Officer,
------------------------------------------              and Director (Principal Financial Officer)
Thomas M. Lord


/s/ DENNIS M. MAUNDER                                   Vice President and Controller (Principal Accounting
------------------------------------------              Officer)
Dennis M. Maunder


/s/ JOHN J. CALLAHAN                                    Senior Vice President of Sales and Marketing, and
------------------------------------------              Director
John J. Callahan


/s/ PAUL D. CARBERY
------------------------------------------              Director
Paul D. Carbery


/s/ JAMES E. CRAWFORD, III
------------------------------------------              Director
James E. Crawford, III


/s/ JOHN B. EHRENKRANZ
------------------------------------------              Director
John B. Ehrenkranz


/s/ PAUL J. FINNEGAN
------------------------------------------              Director
Paul J. Finnegan


/s/ RICHARD D. FRISBIE
------------------------------------------              Director
Richard D. Frisbie


/s/ ALAN E. GOLDBERG
------------------------------------------              Director
Alan E. Goldberg


/s/ REED E. HUNDT
------------------------------------------              Director
Reed E. Hundt


/s/ JAMES N. PERRY, JR.
------------------------------------------              Director
James N. Perry, Jr.

                            ALLEGIANCE TELECOM, INC.

             SCHEDULE I -- REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Allegiance Telecom, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Allegiance Telecom, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1998, and for the period from inception (April 22, 1997), to December 31, 1997, incorporated by reference in this Form 10-K and have issued our report thereon dated February 3, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II -- Valuation and Qualifying Accounts is not a required part of the basic consolidated financial statements but is supplementary information required by the Securities and Exchange Commission. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
February 3, 1999

                            ALLEGIANCE TELECOM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                  ADDITIONS
                                                            ---------------------
                                              BALANCE AT    CHARGED TO   CHARGED
                                             BEGINNING OF   COSTS AND    TO OTHER                 BALANCE AT
                DESCRIPTION                     PERIOD       EXPENSES    ACCOUNTS   DEDUCTIONS   END OF PERIOD
                -----------                  ------------   ----------   --------   ----------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year Ended December 31, 1998.............     $  --         $649.8      $  --       $(72.6)       $577.2
  From period of inception (April 22, 1997)
     to December 31, 1997..................     $  --         $   --      $  --       $   --        $   --

                                 EXHIBIT INDEX


       EXHIBIT
         NO.                                                     DESCRIPTION
     ------------      -------------------------------------------------------------------------------------------------


         1.1           Form of Underwriting Agreement (Exhibit 1.1 to Allegiance's Registration Statement on Form S-1,
                       Registration No. 333-53479 (the "Form S-1 Registration Statement")).

         3.1           Amended and Restated Certificate of Incorporation (Exhibit 3.1 to Allegiance's Form 10-Q for the
                       period ended June 30, 1998).

        *3.2           Certificate of Correction to Amended and Restated Certificate of Incorporation.

         3.3           Amended and Restated By-Laws (Exhibit 3.2 to Allegiance's Form 10-Q for the period ended June 30,
                       1998).

         4.1           Indenture, dated as of July 7, 1998, by and between Allegiance and The Bank of New York, as trustee (including the Form of Notes) (Exhibit 4.1 to Allegiance's Registration Statement on Form
                       S-1, Registration No. 333-69543).

         4.2           Indenture, dated as of February 3, 1998, by and between Allegiance and The Bank of New York, as trustee (Exhibit 4.2 to Allegiance's Registration Statement on Form S-4, Registration No.
                       333-49013 (the "Form S-4 Registration Statement")).

         4.3           Form of 11 3/4% Senior Discount Notes (Exhibit 4.3 to the Form S-4 Registration Statement).

         4.4           Collateral Pledge and Security Agreement, dated as of July 7, 1998, by and between Allegiance and
                       The Bank of New York, as trustee (Exhibit 4.4 to Allegiance Telecom, Inc.'s Registration
                       Statement on Form S-1, Registration No. 333-69543).

        10.1           Stock Purchase Agreement, dated August 13, 1997, between Allegiance LLC and Allegiance (Exhibit
                       10.1 to the Form S-4 Registration Statement).

        10.2           Securityholders Agreement, dated August 13, 1997, among Allegiance LLC, the Fund Investors, the
                       Management Investors and Allegiance (Exhibit 10.2 to the Form S-4 Registration Statement).

        10.3           Registration Agreement, dated August 13, 1997, among the Fund Investors, the Management Investors and Allegiance (Exhibit 10.3 to the Form S-4 Registration Statement).

        10.4           Warrant Registration Rights Agreement, dated as of January 29, 1998, by and among Allegiance and
                       Morgan Stanley & Co. Incorporated, Salomon Brothers Inc, Bear, Stearns & Co. Inc. and Donaldson,
                       Lufkin & Jenrette Securities Corporation, as initial purchasers of the 11 3/4% Senior Discount
                       Notes (Exhibit 10.11 to the Form S-4 Registration Statement).

       +10.5           Allegiance Telecom, Inc. 1997 Nonqualified Stock Option Plan (Exhibit 10.4 to the Form S-4
                       Registration Statement).

       +10.6           Allegiance Telecom, Inc. 1998 Stock Incentive Plan (Exhibit 10.6 to the Form S-1 Registration
                       Statement).

      *+10.7           First Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan.

       +10.8           Executive Purchase Agreement, dated August 13, 1997, among Allegiance LLC, Allegiance and Royce
                       J. Holland (Exhibit 10.5 to the Form S-4 Registration Statement).

       +10.9           Executive Purchase Agreement, dated August 13, 1997, among Allegiance LLC, Allegiance and Thomas
                       M. Lord (Exhibit 10.6 to the Form S-4 Registration Statement).

      +10.10           Executive Purchase Agreement, dated January 28, 1998, among Allegiance LLC, Allegiance and C.
                       Daniel Yost (Exhibit 10.7 to the Form S-4 Registration Statement).

      +10.11           Form of Executive Purchase Agreement among Allegiance LLC, Allegiance and each of the other
                       Management Investors (Exhibit 10.8 to the Form S-4 Registration Statement).

       10.12           Warrant Agreement, dated February 3, 1998, by and between Allegiance and The Bank of New York, as
                       Warrant Agent (including the form of the Warrant Certificate) (Exhibit 10.9 to the Form S-4
                       Registration Statement).

       10.13           General Agreement, dated October 16, 1997, as amended, between Allegiance and Lucent
                       Technologies Inc. (Exhibit 10.10 to the Form S-4 Registration Statement).

       10.14           Form of Indemnification Agreement by and between Allegiance and its directors and officers
                       (Exhibit 10.13 to the Form S-1 Registration Statement).

       *11.1           Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31,
                       1998.

       *11.2           Statement Regarding Computation of Per Share Earnings (Loss) for the period from inception (April
                       22, 1997) through December 31, 1997.

       *13.1           Portions of Allegiance's Annual Report to Stockholders for the year ended December 31, 1998.

       *21.1           Subsidiaries of Allegiance.

           *23.1       Consent of Arthur Andersen LLP.

           *27.1       Financial Data Schedule for the year ended December 31, 1998.

            27.2       Financial Data Schedule for the period from inception
                       (April 22, 1997) through December 31, 1997 (incorporated by reference to Exhibit 27.2 to the Form S-4 Registration
                       Statement).

------------------

*        Filed as part of this report.
+ Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 14(a) and 14(c) of Form 10-K.