Form 10-Q
period 1999-03-31
ALLEGIANCE TELECOM INC
filed 1999-04-21
CIK 1058703

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------

                                   FORM 10-Q

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarterly Period Ended March 31, 1999.

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from                to                .

                        Commission File Number: 0-24509

                            Allegiance Telecom, Inc.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       75-2721491
      (State or other jurisdiction of                (IRS Employer Identification No.)
       incorporation or organization)

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

     As of April 20, 1999, the registrant has 62,216,165 shares of common stock, par value $0.01 per share outstanding.

================================================================================

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

                                                              PAGE NO.
                                                              --------
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements..............................      1
     Condensed Consolidated Balance Sheets as of March 31,
      1999 and December 31, 1998............................      1
     Condensed Consolidated Statements of Operations for the
      three months ended March 31, 1999 and 1998............      2
     Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 1999 and 1998............      3
     Notes to Condensed Consolidated Financial Statements...      4
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................      8
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................     18
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................     19
  Item 6. Exhibits and Reports on Form 8-K..................     19
  Signatures................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              MARCH 31, 1999   DECEMBER 31, 1998
                                                              --------------   -----------------
                                                               (UNAUDITED)         (AUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 267,665          $ 262,502
  Short-term investments....................................       58,379            143,390
  Short-term investments, restricted........................       25,888             25,543
  Accounts receivable (net of allowance for doubtful
    accounts of $1,132 and $577, respectively)..............        9,608              6,186
  Prepaid expenses and other current assets.................        1,301              1,243
                                                                ---------          ---------
         Total current assets...............................      362,841            438,864
PROPERTY AND EQUIPMENT (net of accumulated depreciation and
  amortization of $16,233 and $9,015, respectively).........      216,149            144,860
OTHER NON-CURRENT ASSETS:
  Deferred debt issuance costs (net of accumulated
    amortization of $996 and $734, respectively)............       15,338             16,078
  Long-term investments, restricted.........................       37,120             36,699
  Other assets..............................................        1,787              1,373
                                                                ---------          ---------
         Total other non-current assets.....................       54,245             54,150
                                                                ---------          ---------
         Total assets.......................................    $ 633,235          $ 637,874
                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  47,786          $  20,981
  Accrued liabilities and other.............................       27,217             26,177
                                                                ---------          ---------
         Total current liabilities..........................       75,003             47,158
LONG-TERM DEBT..............................................      480,265            471,652
REDEEMABLE WARRANTS.........................................        8,764              8,634
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock -- $.01 par value, 1,000,000 shares
    authorized, no shares issued or outstanding at March 31,
    1999 and December 31, 1998..............................           --                 --
  Common stock -- $.01 par value, 50,386,178 and 50,341,554
    shares issued and 50,360,866 and 50,341,554 shares
    outstanding at March 31, 1999 and December 31, 1998.....          503                503
  Common stock in treasury, at cost, 25,312 and no shares at
    March 31, 1999 and December 31, 1998, respectively......           (5)                --
  Additional paid-in capital................................      423,839            416,730
  Deferred compensation.....................................      (19,602)           (14,617)
  Deferred management ownership allocation charge...........      (20,444)           (26,224)
  Accumulated deficit.......................................     (315,088)          (265,962)
                                                                ---------          ---------
         Total stockholders' equity.........................       69,203            110,430
                                                                ---------          ---------
         Total liabilities and stockholders' equity.........    $ 633,235          $ 637,874
                                                                =========          =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED   THREE MONTHS ENDED
                                                             MARCH 31, 1999       MARCH 31, 1998
                                                           ------------------   ------------------
                                                              (UNAUDITED)           (AUDITED)
REVENUES.................................................     $     9,976          $       203
OPERATING EXPENSES:
  Network................................................           7,625                  235
  Selling, general, and administrative...................          27,584                4,701
  Management ownership allocation charge.................           5,780                   --
  Non-cash deferred compensation.........................           1,821                  979
  Depreciation and amortization..........................           7,217                  208
                                                              -----------          -----------
          Total operating expenses.......................          50,027                6,123
                                                              -----------          -----------
          Loss from operations...........................         (40,051)              (5,920)
OTHER (EXPENSE) INCOME:
  Interest income........................................           5,321                2,194
  Interest expense.......................................         (14,266)              (4,669)
                                                              -----------          -----------
          Total other (expense) income...................          (8,945)              (2,475)
                                                              -----------          -----------
NET LOSS.................................................         (48,996)              (8,395)
ACCRETION OF REDEEMABLE PREFERRED STOCK AND WARRANT
  VALUES.................................................            (130)              (5,265)
                                                              -----------          -----------
NET LOSS APPLICABLE TO COMMON STOCK......................     $   (49,126)         $   (13,660)
                                                              ===========          ===========
NET LOSS PER SHARE, basic and diluted....................     $     (0.98)         $(32,065.49)
                                                              ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and
  diluted................................................      50,370,627                  426
                                                              ===========          ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS     THREE MONTHS
                                                                  ENDED             ENDED
                                                              MARCH 31, 1999   MARCH 31, 1998
                                                              --------------   ---------------
                                                               (UNAUDITED)        (AUDITED)
Cash Flows from Operating Activities
  Net loss..................................................     $(48,996)        $ (8,395)
  Adjustments to reconcile net loss to cash used in
     operating activities --
     Depreciation and amortization..........................        7,217              208
     Provision for uncollectible accounts receivable........          555               --
     Accretion of restricted, short-term, and long-term
      investments...........................................       (1,630)             (86)
     Accretion of senior discount notes.....................        8,294            4,568
     Amortization of original issue discount................          199               --
     Amortization of deferred debt issuance costs...........          262              101
     Amortization of management ownership allocation charge
      and deferred compensation.............................        7,601              979
     Increase in receivables................................       (3,977)            (303)
     Increase in prepaid expenses and other current
      assets................................................          (58)            (151)
     Decrease (increase) in other assets....................         (414)             (54)
     Increase in accounts payable...........................        9,644               46
     Increase in accrued liabilities and other..............          917              737
     Deferred revenue.......................................           --               68
                                                                 --------         --------
          Net cash used in operations.......................      (20,386)          (2,282)
Cash Flows from Investing Activities
  Capital expenditures......................................      (60,624)          (7,609)
  Purchases of short-term and long-term investments.........      (34,125)         (35,830)
  Proceeds from redemption of short-term and long-term
     investments............................................      120,000               --
                                                                 --------         --------
          Net cash provided by (used in) investing
            activities......................................       25,251          (43,439)
Cash Flows from Financing Activities
  Proceeds from issuance of senior discount notes...........           --          242,294
  Proceeds from issuance of redeemable warrants.............           --            8,183
  Debt issuance costs.......................................           --           (9,135)
  Proceeds from issuance of redeemable preferred stock......           --               62
  Proceeds from issuance of common stock under the stock
     purchase plan..........................................          303               --
  Proceeds from redeemable capital contributions............           --           20,269
  Purchase of treasury stock................................           (5)              --
                                                                 --------         --------
          Net cash provided by financing activities.........          298          261,673
                                                                 --------         --------
          Net increase in cash and cash equivalents.........        5,163          215,952
          Cash and cash equivalents, beginning of period....      262,502            5,726
                                                                 --------         --------
          Cash and cash equivalents, end of period..........     $267,665         $221,678
                                                                 ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. GENERAL:

     Allegiance Telecom, Inc., a competitive local exchange carrier ("CLEC"), seeks to become a leading provider of voice, data, and Internet services to business, government, and other institutional users in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the "Company."

     The Company's development plan is focused on offering services in 24 of the largest U.S. metropolitan areas. As of March 31, 1999, Allegiance is operational in twelve markets: Atlanta, Boston, Chicago, Dallas, Fort Worth, Los Angeles, New York, Oakland, Philadelphia, San Francisco, San Jose, and Washington, D.C.; and is in the process of deploying networks in five other markets: Houston, Long Island, Northern New Jersey, Orange County and San Diego.

     The Company's success will be affected by the problems, expenses, and delays encountered in connection with the formation of any new business, and the competitive environment in which the Company intends to operate. The Company's performance will further be affected by its ability to assess potential markets, implement expanded interconnection and collocation with the facilities of incumbent local exchange carriers ("ILECs"), lease adequate trunking capacity from the ILECs or other CLECs, purchase and install switches in additional markets, implement efficient operations support systems and other back office systems, develop a sufficient customer base, and attract, retain, and motivate qualified personnel. The Company's networks and the provisioning of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

     Expenses are expected to exceed revenues in each location in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take a number of years, and positive cash flows from operations are not expected in the near future.

2. BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

3. PROPERTY AND EQUIPMENT:

     Property and equipment includes network equipment, leasehold improvements, software, furniture and fixtures and office equipment and other and construction-in-progress of network equipment, leasehold

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES improvements, software and office equipment and other. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated once placed in service using the straight-line method. Interest expense for the three months ended March 31, 1999 and 1998, was $15,356 and $5,137, respectively, before the capitalization of $1,090 and $468 of interest related to construction-in-progress for the three months ended March 31, 1999 and 1998, respectively. Repair and maintenance costs are expensed as incurred.

     Property and equipment at March 31, 1999 and December 31, 1998, consisted of the following:

                                                                                  USEFUL
                                                     MARCH 31,   DECEMBER 31,     LIVES
                                                       1999          1998       (IN YEARS)
                                                     ---------   ------------   ----------
Network equipment..................................  $103,624      $ 67,304         5-7
Leasehold improvements.............................    33,116        24,483        5-10
Software...........................................    13,892         7,840           3
Office equipment and other.........................     5,973         4,384           2
Furniture and fixtures.............................     2,878         2,420           5
                                                     --------      --------
Property and equipment, in service.................   159,483       106,431
Less: Accumulated depreciation.....................   (16,233)       (9,015)
                                                     --------      --------
  Property and equipment in service, net...........   143,250        97,416
Construction-in-progress...........................    72,899        47,444
                                                     --------      --------
          Property and equipment, net..............  $216,149      $144,860
                                                     ========      ========

4. CAPITALIZATION:

  Common Stock

     In January 1999, under the Company's Stock Purchase Plan, 44,624 shares of common stock were issued to employees for $303.

  Treasury Stock

     During February 1999, in accordance with the provisions of an executive purchase agreement, the Company exercised its option to repurchase 25,312 shares of common stock from a former management employee at $5, the price paid by the former employee.

5. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
Series B 11 3/4% Notes, face amount $445,000 due February
  15, 2008, effective interest rate of 12.45%, at accreted
  value.....................................................  $278,962      $270,526
12 7/8% Senior Notes, face amount $205,000 due May 15, 2008,
  effective interest rate of 13.24%, accreted value.........   201,076       201,019
Other.......................................................       227           107
                                                              --------      --------
          Total long-term debt..............................  $480,265      $471,652
                                                              ========      ========

6. COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various operating lease agreements, with expirations through 2009, for office space and equipment.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

     Future minimum lease obligations related to the Company's operating leases as of March 31, 1999 are as follows:

1999......................................................   $ 5,501
2000......................................................     7,428
2001......................................................     7,177
2002......................................................     7,026
2003......................................................     7,097
2004......................................................     6,812
Thereafter................................................    22,180

     Total rent expense for the three months ended March 31, 1999 and 1998, was $1,735 and $332, respectively.

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

7. EARNINGS (LOSS) PER SHARE:

     The net loss per share amounts reflected on the statements of operations and the number of shares outstanding on the balance sheets reflect a 426.2953905 for-one stock split, which occurred in connection with the initial public offering of common stock on July 7, 1998. The redeemable preferred stock, warrants and options were not included in the net loss per share calculation as the effect from the conversion would be antidilutive. The net loss applicable to common stock includes the accretion of redeemable preferred stock and warrant values of $130 and $5,265 for the three months ended March 31, 1999 and 1998, respectively.

8. COMPREHENSIVE INCOME:

     In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes reporting and disclosure requirements for comprehensive income and its components within the financial statements. The Company's comprehensive income components were immaterial for the three months ending March 31, 1999 and 1998; therefore, comprehensive income is the same as net income for both periods.

9. LEGAL MATTERS:

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

     On October 7, 1997, the Company filed a counterclaim against WorldCom for, among other things, attempted monopolization of the "one stop shopping" telecommunications market, abuse of process, and unfair competition. WorldCom did not move to dismiss the attempted monopolization claim, but has moved

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES to dismiss the abuse of process and unfair competition claims. On March 4, 1998, the court dismissed the claim for unfair competition.

10. SUBSEQUENT EVENTS:

  Revolving Credit Facility

     On April 1, 1999, the Company completed a $225 million senior secured revolving credit facility maturing December 31, 2005 (the "Credit Facility"). The Credit Facility will be available, subject to satisfaction of certain terms and conditions, to provide purchase money financing for the acquisition, construction and improvement of telecommunications assets. Borrowings under the Credit Facility will not be available until certain financial and operating objectives are met. Additional funds will only be available to the extent certain further objectives are met and certain other financial ratios and covenants are maintained.

     The Credit Facility is structurally senior to the Company's 12 7/8% Senior Notes and Series B 11 3/4% Notes issued in 1998. The Credit Facility is secured by substantially all of the Company's assets. Interest rates under the Credit Facility are tied to the level of debt compared to consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization, management ownership allocation charge and deferred compensation) and are initially expected to be the London Interbank Offering Rate + 3.75%. The quarterly commitment fee is a maximum 1.50% of the total amount of the average daily unused portion of the Credit Facility during the preceding quarter, with step-downs based on utilization.

     The Credit Facility carries certain restrictive covenants that, among other things, limits the ability of the Company to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of their capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders and affiliates, and requires the Company to maintain certain operating and financial performance measures.

  Equity Offering

     On April 20, 1999, the Company raised $449,388 of gross proceeds from the sale of the Company's common stock (the "Secondary Equity Offering"). The Company sold 11,826,000 shares at a price of $38 per share.

  Related Parties

     In connection with the Credit Facility and the Secondary Equity Offering, the Company incurred approximately $1,032 and $3,286, respectively, in fees to an affiliate of an investor in the Company.

  Legal Matters

     On April 20, 1999 the Company, WorldCom and two individual employees entered into a settlement agreement, which provides for the dismissal of the lawsuits described above in Note 9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Allegiance is a competitive local exchange carrier ("CLEC"), seeking to be a premier provider of telecommunications services to business, government and other institutional users in major metropolitan areas across the United States. Allegiance offers an integrated set of telecommunications products and services including local exchange, local access, domestic and international long distance, data and a full suite of Internet services. Its principal competitors are incumbent local exchange carriers ("ILECs"), such as the regional Bell operating companies and GTE Corporation operating units.

     Allegiance is developing its networks throughout the United States using what it refers to as a "smart build" approach. In contrast to the traditional network build-out strategy under which carriers install their own telecommunications switch in each market and then construct their own fiber optic networks to reach customers, Allegiance installs its own switch in each market but then leases other elements of the network from the ILECs. The smart build strategy specifically involves:

     - leasing existing ILEC copper wire connections throughout a local market area, also called the "local loop," which connect customers to the central offices or "hubs" of an ILEC network, and

     - installing, or physically locating, transmission equipment in these central offices to route customer traffic through them to Allegiance's own switch.

     Locating equipment at ILEC facilities, also known as "collocation," is central to the success of the smart build strategy. By collocating, Allegiance has the ability to lease, on a monthly or long-term basis, local loop and other network elements owned by the ILEC. This enables Allegiance to reach a wide range of customers without having to build network connections to each one of them.

     Management believes that the smart build approach offers a number of competitive advantages over the traditional build-out strategy by allowing Allegiance to:

     - accelerate market entry by nine to eighteen months through eliminating or at least deferring the need for city franchises, rights-of-way and building access;

     - reduce initial capital expenditures in each market, allowing Allegiance to focus its initial capital resources on the critical areas of sales, marketing, and operations support systems, instead of on constructing extensive fiber optic networks to each customer;

     - improve return on capital by generating revenue with a smaller capital investment;

     - defer capital expenditures for network assets to the time when revenue generated by customer demand is available to finance such expenditures; and

     - address attractive service areas selectively throughout target markets and not just in those areas where Allegiance owns network transmission facilities.

     Allegiance believes that its smart build approach allows it to develop a market network by making up-front capital expenditures of approximately 25% of the total capital expenditures required to develop such a network as compared with initial capital expenditures of approximately 50% made under traditional build-out models. The level of up-front capital required to be spent by Allegiance to develop a network will vary depending on a number of factors. These factors include: the size of the market, the cost of development of Allegiance's network in each market, the degree of penetration of the market, the extent of price and service competition for telecommunications services, regulatory and technological developments and Allegiance's ability to negotiate favorable prices for purchases of equipment.

     Once traffic volume justifies further investment, we may lease unused fiber to which Allegiance adds its own electronic transmission equipment or construct our own fiber network. This unused fiber is known as

"dark fiber" because no light is transmitted through it while it is unused. Allegiance believes that dark fiber is readily available in most major markets.

     Allegiance has rapidly deployed its networks since commencing service. Allegiance was operating in twelve markets across the United States as of March 31, 1999. Allegiance has had significant success in selling its services to customers, with approximately 136,500 lines sold since beginning its sales efforts in December 1997. The table below provides selected key operational data:

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
Markets Served..............................................           12             9
Number Of Switches Deployed.................................            9             7
Central Office Collocations.................................          152           101
Addressable Market (Business Lines).........................  5.3 million   3.6 million
Lines Sold..................................................      136,500        86,500
Lines Installed.............................................       81,100        47,700
Sales Force Employees.......................................          408           295
          Total Employees...................................          908           649

     Allegiance does not begin to develop a new market until it has raised the capital that it projects to be necessary to build its network and operate that market to the point at which operating cash flow from the market is sufficient to fund such market's operating costs and capital expenditures.

RESULTS OF OPERATIONS -- FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

     Allegiance initiated service by buying phone lines at wholesale prices and then reselling them to customers in Dallas during December 1997. Allegiance generated revenues of $.2 million during the first quarter of 1998. Approximately 80% of such revenue was local service revenue, and the remainder was long distance revenue. Total lines installed as of March 31, 1998 were 3,000 and Allegiance had sold a total of 4,700 lines as of that same date.

     Allegiance first provided service using its own switch and transmission equipment in April 1998 to customers in New York City. Throughout the remainder of 1998, it initiated facilities based services in Atlanta, Boston, Chicago, Dallas, Fort Worth, Los Angeles, Oakland and San Francisco. In January 1999, Allegiance announced that it was operational in Philadelphia. In March 1999, Allegiance announced that it was operational in Washington, D.C., including suburban Maryland and Virginia, and San Jose. In April 1999, Allegiance announced it was operational in Houston. Allegiance plans to open six additional markets during 1999 for which it has already raised the necessary capital.

     Although Allegiance initiated resale services in Dallas in 1997, Allegiance sales teams have focused their efforts almost exclusively on selling services that require the use of Allegiance facilities. Allegiance earns significantly higher margins by providing facilities based services instead of resale services. Facilities based lines represented 96% of the 50,000 lines sold and 95% of the 33,400 lines installed during the first quarter of 1999. The proportion of resale lines sold and installed during the first quarter of 1999 is representative of Allegiance's expectations for the ongoing proportion of resale service.

     During the first quarter of 1999, Allegiance generated approximately $10.0 million of revenue. Local service revenue contributed $5.4 million. Local service revenue consists of:

     - the monthly recurring charge for basic service;

     - usage based charges for local calls in certain markets;

     - charges for services, such as call waiting and call forwarding; and

     - to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customer.

     Access charges, which we earn by connecting Allegiance local service customers to their selected long distance carriers for outbound calls or by delivering inbound long distance traffic to Allegiance local service customers, accounted for $3.8 million of Allegiance's first quarter 1999 revenues. Some interexchange carriers, including AT&T, have asked the FCC to take regulatory action to prevent competitive local exchange carriers from charging allegedly "excessive" access charges. Although no complaints have been filed against us, we do provide access service to interexchange carriers and we could be subject in the future to allegations that our charges for this service are unjust and unreasonable. As of March 31, 1999, approximately 22% of Allegiance's local service customers had chosen Allegiance as their long distance carrier. Long distance revenues during the first quarter of 1999 amounted to $.5 million. All other sources of revenue accounted for approximately $.3 million during the first quarter of 1999.

     During the first three months of 1999, Allegiance recognized approximately $.9 million of revenue from "reciprocal compensation" generated by having customers of other local exchange carriers calling Internet service providers which are Allegiance customers. No such revenue was earned during the first three months of 1998. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, Allegiance recognizes such revenue only when realization of it is certain, which in most cases is upon receipt of cash.

     The revenue yield, or revenue generated per line per month, was approximately $59.00 for the first quarter of 1998 and approximately $56.00 for all of 1998. Allegiance received significant orders for lines from certain Internet service providers during the fourth quarter of 1998. As these lines are installed, the current mix between end-user retail lines and Internet service provider wholesale lines will change. However, the switch capacity used for the Internet service provider lines will be well below Allegiance's policy limit of 20%. Internet service provider wholesale lines typically generate approximately half the revenue yield, excluding the reciprocal compensation component of revenue, of that provided by an end-user retail line.

     The revenue yield for the first quarter of 1999 was approximately $62.00. The increase is the result of revenues earned for connecting high capacity lines of an ILEC to the Allegiance network and from the receipt of higher levels of reciprocal compensation than previously experienced.

     The revenue yield may decline during the first half of 1999 as a result of the change in the mix of lines described above. However, data and Internet services such as frame relay, which is a high speed data service used to transmit data between computers, dedicated and dial-up access to the Internet, web page design, e-mail and domain name service, which we introduced in December 1998, may partially, or perhaps completely, offset the reduction anticipated from the receipt of the Internet service provider orders described above.

     Acquisitions during 1999 may increase revenues and revenue yield. Allegiance has had discussions, and will continue to have discussions in the foreseeable future, concerning potential acquisitions of Internet service providers and other providers of telecommunications services.

     The systems that have historically been used to switch customers from their existing carrier to Allegiance and to begin providing them service generally require multiple entries of customer information by hand and exchanged by fax with the ILEC. In January 1999, Allegiance announced that it had successfully achieved "electronic bonding" between its operations support systems and those of Bell Atlantic in the New York City market with respect to processing local service orders. Electronic bonding is a method in which manual processing and faxing of information is replaced with electronic processing where our computer systems and those of other carriers communicate directly. The manual approach which we must use in the absence of electronic bonding is not only labor intensive, but also creates numerous opportunities for:

     - errors in providing new service and billing;

     - service interruptions;

     - poor customer service; and

     - increased customer turnover.

     These problems create added expenses and decrease customer satisfaction.

     Without electronic bonding, confirmation of receipt and installation of orders has taken from two business days to one month. Electronic bonding is expected to improve productivity by decreasing the period between the time of sale and the time a customer's line is installed. During 1999, Allegiance expects to electronically bond with Bell Atlantic in other markets and with other ILECs. Currently, Allegiance and Bell Atlantic are testing electronic bonding in Boston and Allegiance and Southwestern Bell are testing electronic bonding in Dallas. The early results of these efforts have been encouraging. Allegiance and Pacific Bell are discussing the possibility of using this same template to pass service requests between these parties. Ameritech has also contacted us regarding the initiation of a project to electronically bond.

     Allegiance is also working towards the electronic bonding of its billing process, the process of gathering customer specific information about their current service options and the process of identifying and resolving customer service problems. These additional "electronic bonding" initiatives will require additional capital expenditures and should result in additional efficiencies.

     Network expenses increased to $7.6 million in the first quarter of 1999 from $.2 million in the first quarter of 1998. This sharp increase is consistent with the deployment of our networks and initiation and growth of our services during 1998 and 1999. Network expenses represent:

     - the cost of leasing high capacity digital lines that interconnect Allegiance's network with ILEC networks;

     - the cost of leasing high capacity digital lines that connect Allegiance's switching equipment to Allegiance transmission equipment located in ILEC central offices;

     - the cost of leasing local loop lines which connect Allegiance's customers to Allegiance's network;

     - the cost of leasing space in ILEC central offices for collocating Allegiance transmission equipment; and

     - the cost of leasing Allegiance's nationwide Internet network.

     The costs to lease local loop lines and high capacity digital lines from the ILECs vary by ILEC and are regulated by state authorities under the Telecommunications Act of 1996. Allegiance believes that in many instances there are multiple carriers in addition to the ILEC from which it can lease high capacity lines, and that Allegiance can generally lease those lines at lower prices than are charged by the ILEC. Allegiance expects that the costs associated with these leases will increase with customer volume and will be a significant part of its ongoing cost of services. The cost of leasing switch sites is also a significant part of Allegiance's ongoing cost of services.

     In constructing its initial switching and transmission equipment for a new market, Allegiance capitalizes only the non-recurring charges associated with its initial network facilities and the monthly recurring costs of those network facilities until the switching equipment begins to carry revenue producing traffic. Typically, the charges for just one to two months are capitalized. We expense the monthly recurring and non-recurring costs resulting from the growth of existing collocation sites, and the costs related to expansion of the network to additional collocation sites in operational markets as we incur these charges.

     In an effort to reduce network expenses, Allegiance is moving to the next stage of its smart build strategy in New York City and Dallas by entering into leases for dark fiber to which Allegiance is installing its own electronic equipment. These leases will be accounted for as capital leases. In New York City, Allegiance has entered into an agreement to lease three rings of dark fiber in Manhattan with an extension into Brooklyn. In the Dallas market, Allegiance has reached an agreement to lease one ring of dark fiber in Dallas County. Allegiance anticipates that any future dark fiber leases will have roughly similar terms and conditions and therefore it is likely that such additional dark fiber leases, if any, will also be accounted for as capital leases.

     We expect "reciprocal compensation" costs to be a major portion of our cost of services. Allegiance must enter into an interconnection agreement with the ILEC in each market to make widespread calling available to Allegiance's customers. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks. Generally, a carrier must compensate another carrier when a local call by the first carrier's customer terminates on the second carrier's network. These reciprocal compensation costs will grow for Allegiance as its customers' outbound call volume grows. We expect, however, to generate increased revenue from the ILECs as inbound calling volume to our customers increases. If our customers' outbound call volume is equivalent to their inbound call volume, our interconnection costs paid to the ILECs will be substantially offset by the interconnection revenues we receive from them.

     The cost of securing long distance service capacity will increase as Allegiance's customers long distance calling volume increases. Allegiance expects that these costs will be a significant portion of its cost of long distance services. Allegiance has entered into one resale agreement with a long distance carrier to provide Allegiance with the ability to provide our customers with long distance service. Allegiance expects to enter into resale agreements for long distance service with other carriers in the future. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Allegiance's existing resale agreement, however, does not contain a minimum volume commitment. If Allegiance agrees to minimum volume commitments and fails to meet them, it may be obligated to pay underutilization charges. Under most of these agreements, if a company underestimates its need for transmission capacity and exceeds the maximum amount agreed to under such agreements, it may be required to obtain capacity through more expensive means.

     Allegiance leases high capacity digital lines which comprise its Internet network, and currently has servers in New York, Dallas and San Francisco. The costs of these lines will increase as Allegiance opens new markets and connects the additional markets to its Internet network.

     Selling, general and administrative expenses increased to $27.6 million in the first quarter of 1999 from $4.7 million in the first quarter of 1998, primarily due to the growth of our business. Selling, general and administrative expenses include salaries and related personnel costs, facilities costs, legal and consulting fees. The number of employees increased to 908 as of March 31, 1999, from 131 as of March 31, 1998. As of March 31, 1999, the sales force, including sales managers and sales administrators, had grown to 408. Allegiance had a sales force of 39 as of March 31, 1998. During 1999, Allegiance expects the number of its sales personnel to grow significantly. Allegiance currently does not use agents to sell its services nor does it currently use any print or other media advertising campaigns. As Allegiance continues to grow in terms of number of customers and call volume, we expect that ongoing expenses for customer care and billing will increase.

     Allegiance recognized $5.8 million of deferred management allocation charge, a non-cash charge to income, during the first quarter of 1999. Allegiance's original private equity fund investors and its original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of Allegiance's outstanding capital stock prior to Allegiance's initial public offering of its common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. Under generally accepted accounting principles, Allegiance recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash charge to operating expense and $71.0 million as a deferred management ownership allocation charge. We amortized $44.8 million of the deferred charge in 1998. We will further amortize this deferred charge at $13.0 million, $7.2 million and $.2 million during the remainder of 1999, 2000 and 2001, respectively. This period is the time-frame over which Allegiance has the right to repurchase the securities, at the lower of fair market value or the price paid by the employee, in the event the management employee's employment with Allegiance is terminated.

     In addition to the above expenses, Allegiance recognized $1.8 million and $1.0 million of amortization of deferred stock compensation expense for the three months ended March 31, 1999 and 1998, respectively, also non-cash charges. Such deferred compensation was recorded in connection with membership units of

Allegiance Telecom, LLC sold to certain management employees and grants to employees under Allegiance's 1997 Stock Option Plan and 1998 Stock Incentive Plan.

     Depreciation and amortization expense increased to $7.2 million in the first quarter of 1999 from approximately $.2 million in the first quarter of 1998, consistent with the deployment of Allegiance's networks and initiation of services in twelve markets by March 31, 1999.

     Interest incurred was $15.4 million and $5.1 million for the three months ended March 31, 1999 and 1998, respectively. Interest expense recorded during 1999 reflects the accretion of the 11 3/4% Senior Discount Notes due 2008 and related amortization of the original issue discount, and the accrual of interest and the amortization of the original issue discount on the 12 7/8% Senior Notes due 2008. Allegiance capitalizes a portion of its interest costs as part of the construction cost of its networks, in accordance with Statement of Financial Accounting Standards No. 34. The amount of interest capitalized during the three months ended March 31, 1999 and 1998 was $1.1 million and $.4 million, respectively. Interest income for the same periods during 1999 and 1998 was $5.3 million and $2.2 million, respectively, resulting from the investment of excess cash and from U.S. Government securities which we purchased and placed in a pledge account to secure the semi-annual payments of interest through May 2001 on the 12 7/8% Senior Notes due 2008.

     Allegiance has recorded the potential redemption value of its redeemable warrants in the event that they are redeemed at fair market value in February 2008. Amounts are accreted using the effective interest method and management's estimates of the future fair market value of such warrants. Amounts accreted increase the recorded value of such warrants on the balance sheet and result in a non-cash charge to increase the net loss applicable to Allegiance's common stock. Accretion of $.1 million related to the redeemable warrants was recorded during the first quarter of 1999. During the first quarter of 1998, Allegiance also recorded accretion of warrants totaling $.1 million.

     Until the consummation of Allegiance's initial public offering of common stock in July 1998, Allegiance also recorded the potential redemption values of its redeemable convertible preferred stock, in the event that they would be redeemed at fair market value in August 2004. At the time of the initial public offering, such preferred stock was converted into common stock. Accordingly, the amounts accreted for the redeemable convertible preferred stock were reclassified as an increase to additional paid-in capital in the stockholders' equity section of the balance sheet, and there has been, and will be, no additional accretion of redeemable convertible preferred stock values beyond that point in time. Accretion related to the redeemable convertible preferred stock of $5.2 million was recorded for the three months ending March 31, 1998.

     Our net loss for the first quarter of 1999, after amortization of the non-cash management allocation charge and amortization of deferred compensation, but before the accretion of the redeemable warrants, was $49.0 million. Our net loss for the first quarter of 1998, after amortization of the non-cash management allocation charge and amortization of deferred compensation, but before the accretion of the redeemable convertible preferred stock and redeemable warrants, was $8.4 million. After deducting accretion of redeemable preferred stock and warrant values, the net loss applicable to common stock was $49.1 million and $13.7 million for the three months ended March 31, 1999 and March 31, 1998, respectively.

     Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company. Allegiance had EBITDA loss of $25.2 million and $4.7 million for the three months ended March 31, 1999 and March 31, 1998, respectively. In calculating EBITDA, Allegiance also excludes the non-cash charges to operations for management ownership allocation charge and deferred stock compensation expense totaling $7.6 million for the three months ended March 31, 1999. There was no amortization of management ownership allocation charge for the three months ended March 31, 1998; deferred stock compensation expense was $1.0 million for that period.

     Allegiance expects to continue to experience increasing operating losses and negative EBITDA as a result of its development activities and as it expands its operations. Allegiance does not expect to achieve positive EBITDA in any market until at least its second year of operation in such market.

LIQUIDITY AND CAPITAL RESOURCES

     Allegiance's financing plan is predicated on the pre-funding of each market's expansion to positive free cash flow. By using this approach, Allegiance avoids being in the position of seeking additional capital to fund a market after Allegiance has already made significant capital investment in that market. We believe that by raising all required capital prior to making any commitments in a market, we can raise capital on more favorable terms and conditions.

     Allegiance plans to establish networks in the 24 largest U.S. metropolitan markets. We estimate that we will need approximately $750 million to $850 million to construct these networks and fund our operating losses in these markets to the point of positive free cash flow. We have raised approximately $984 million in net capital since our inception. We, therefore, believe that we have raised sufficient capital to fund such operating and capital requirements in each of our 24 targeted markets. We have also completed a senior secured revolving credit facility under which we may borrow up to $225 million, subject to the satisfaction of certain terms and conditions.

     The actual amount and timing of Allegiance's future capital requirements may differ materially from its estimates as a result of, among other things:

     - the cost of the development of its networks in each of its markets;

     - a change in or inaccuracy of its development plans or projections that leads to an alteration in the schedule or targets of its roll-out plan;

     - the extent of price and service competition for telecommunications services in its markets;

     - the demand for its services;

     - regulatory and technological developments, including additional market developments and new opportunities, in Allegiance's industry;

     - an inability to borrow under its senior credit facility; and

     - the consummation of acquisitions.

     Allegiance's cost of rolling out its networks and operating its business, as well as its revenues, will depend on a variety of factors, including:

     - its ability to meet its roll-out schedules;

     - its ability to negotiate favorable prices for purchases of equipment;

     - its ability to develop, acquire and integrate the necessary operations support systems and other back office systems;

     - the number of customers and the services for which they subscribe;

     - the nature and penetration of new services that Allegiance may offer; and

     - the impact of changes in technology and telecommunication regulations.

     As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect Allegiance's future capital requirements.

     Allegiance made capital expenditures of $60.6 million and $7.6 million during the first quarters of 1999 and 1998, respectively, for property, plant, equipment, software and hardware necessary in deploying its networks in its markets and providing operations and other support systems necessary in conducting its business. Allegiance also used capital during these periods to fund its operations; excess cash was used to purchase short-term investments and money market investments.

     As of March 31, 1999, Allegiance had transmission equipment collocated in 152 ILEC central offices. Under Allegiance's current business plans, it plans to make approximately $250 million in capital expenditures in 1999, including purchases of switching equipment, switch and sales facilities, transmission equipment and collocation facilities.

     As of March 31, 1999, Allegiance had approximately $326.0 million of cash and short-term investments. This amount excludes the $63.0 million of restricted U.S. Government securities that have been placed in a pledge account.

     On April 1, 1999, we entered into a credit agreement and related guaranty agreement that provides for a $225 million senior secured revolving credit facility maturing December 31, 2005 for a subsidiary of Allegiance Telecom, Inc. This revolving facility will be available, subject to satisfaction of certain terms and conditions, to provide purchase money financing for the acquisition, construction and improvement of telecommunications assets by Allegiance's operating subsidiaries. Borrowings under the facility will not be available until we reach certain financial and operating objectives, and then will only be available to the extent we have achieved certain further objectives and have maintained certain financial ratios and covenants. Based on Allegiance's current business plan, we do not expect to draw on this facility until 2000.

     The facility is structurally senior to Allegiance's 12 7/8% notes and 11 3/4% notes issued in 1998. The facility is secured by substantially all of the assets of Allegiance's subsidiaries and the stock of the Allegiance borrowing subsidiary and is guaranteed by Allegiance Telecom, Inc. Interest rates under the facility are tied to the level of debt compared to consolidated EBITDA and is initially expected to be the London Interbank Offering Rate + 3.75%. The current commitment fee on the undrawn portion of the facility is 1.50% of the total amount of the facility, with step-downs based on utilization. The facility also contains certain representations, warranties, covenants and events of default customary for credits of this nature and otherwise agreed upon by the parties.

     Allegiance's ability to borrow under the facility fluctuates according to Allegiance's ability to meet the financial covenants and the ability of Allegiance's geographic markets to generate cash. Allegiance may borrow under the facility at such time as Allegiance Telecom, Inc. has invested a minimum of $250 million in the operations of the borrower and/or its subsidiaries, and certifies that, in at least one market which operates as an independent business unit, Allegiance has achieved positive earnings before deducting interest, taxes, depreciation and amortization and before deducting overhead charges. The facility refers to this measurement as "pre-overhead EBITDA." Allegiance must also certify that it projects such market to remain pre-overhead EBITDA positive through the maturity of the facility. The actual amount available under the initial availability test is equal to one-third of the total amount of the facility, plus three times the annualized pre-overhead EBITDA for such market. Thus, for example, if the Allegiance Dallas market operations turn pre-overhead EBITDA positive for one month and Allegiance projects that this market will remain positive through the maturity of the facility on December 31, 2005, the initial availability under the facility will be equal to one third of the total amount of the facility plus three times the annualized pre-overhead EBITDA for the Dallas market. The one-month results are annualized by multiplying these results by twelve. Allegiance would not be able to borrow if the market fails to remain pre-overhead EBITDA positive and is required to repay loans at such time in an amount equal to the availability created by such market.

     The availability derived from any single pre-overhead EBITDA positive market, however, will not exceed $100 million. At present, it is anticipated that Dallas will be the first market to turn positive on a pre-overhead EBITDA basis. Management expects this to occur in April 1999, however, there can be no assurance that this will be the case.

     The amount available will increase when two or more markets generate positive pre-overhead EBITDA for a given month. This incremental availability will equal three times the annualized pre-overhead EBITDA generated by each market other than the first market.

     The availability test also serves as a financial covenant, and Allegiance is required to maintain levels of pre-overhead EBITDA from individual markets that would support amounts outstanding under the facility. The commitments of the lenders under the facility will reduce in twelve consecutive quarterly installments, beginning on March 31, 2003, in annual amounts equal to the following respective percentages of the initial amount of the facility:

                                                     FACILITY
YEAR                                                 REDUCTION
----                                                 ---------
2003..............................................      20%
2004..............................................      30%
2005..............................................      50%

     On April 20, 1999, Allegiance completed the public offering of 11,826,000 new shares of its common stock at a price of $38.00 per share, raising gross proceeds of $449.4 million. After underwriters' fees and other expenses, Allegiance expects to realize net proceeds of approximately $430.3 million.

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

     State of Readiness. Generally, Allegiance has identified two areas for year 2000 review: internal systems and operations, and external systems and services. As a new enterprise, Allegiance does not have older systems that are not year 2000 ready. As it develops its network and support systems, Allegiance intends to ensure that all systems will be year 2000 ready. Allegiance is purchasing its operations support systems with express specifications, warranties and remedies that all systems be year 2000 ready. In addition, Allegiance requires all vendors supplying third party software and hardware to warrant year 2000 readiness. However, there can be no assurance until the year 2000 that all systems will then function adequately. Also, Allegiance intends to sell its telecommunications services to companies that may rely upon computerized systems to make payments for such services, and to interconnect certain portions of its network and systems with other companies' networks and systems. These transactions and interactions could expose Allegiance to year 2000 problems.

     Allegiance is in the process of conducting a company-wide inventory of all computer systems on which the company relies, both within and outside of Allegiance. This inventory is scheduled to be completed by the end of May 1999. Allegiance will use this inventory to contact its external suppliers, vendors and providers to obtain information about their year 2000 readiness and, based on that information, will assess the extent to which these external information technology and non-information technology systems, including embedded technology, could cause a material adverse effect on Allegiance's operations in the event that the systems fail to properly process date-sensitive transactions after December 31, 1999.

     Allegiance's assessment of its year 2000 readiness will be ongoing as it continues to develop its own operations support systems and becomes reliant on the systems of additional third parties as a result of the geographic expansion of its business into additional markets. As a result, Allegiance may in the future identify a significant internal or external year 2000 issue which, if not remedied in a timely manner, could have a material adverse effect on Allegiance's business, financial condition and results of operations.

     Costs to Address Year 2000 Issues. Allegiance has used its internal information technology and other personnel, in identifying year 2000 issues. Allegiance does not anticipate any significant costs to make its internal systems year 2000 compliant because it does not expect any remediation to be required and does not expect to make material expenditures for outside consultants to assist Allegiance in its effort to address year 2000 issues. Because no material year 2000 issues have yet been identified in connection with external sources, Allegiance cannot reasonably estimate costs that may be required for remediation or for implementation of contingency plans. As Allegiance gathers information relating to external sources of year 2000 issues, Allegiance will reevaluate its ability to estimate costs associated with year 2000 issues. There can be no assurance that as additional year 2000 issues are addressed, Allegiance's costs to remediate such issues will be consistent with its historical costs.

     Risks of Year 2000 Issues. Allegiance cannot reasonably ascertain the extent of the risks involved in the event that any one system fails to process date-sensitive calculations accurately because it has not identified any material year 2000 issues. Potential risks include:

     - the inability to process customer billing accurately or in a timely manner;

     - the inability to provide accurate financial reporting to management, auditors, investors and others;

     - litigation costs associated with potential suits from customers and investors;

     - delays in implementing other information technology projects as a result of work by internal personnel on year 2000 issues;

     - delays in receiving payment or equipment from customers or suppliers as a result of their systems' failure; and

     - the inability to occupy and operate in a facility.

     Any one of these risks, if they materialize, could individually have a material adverse effect on Allegiance's business, financial condition or results of operations.

     All of Allegiance's information technology and non-information technology systems and products relating to Allegiance's external issues are manufactured or supplied by other companies outside of Allegiance's control. As a result, we cannot assure you that the systems of any of those companies will be year 2000 ready. In particular, Allegiance will be dependent upon other ILECs, long distance carriers and other companies for interconnection and completion of off-network calls. These interconnection arrangements are material to Allegiance's ability to conduct its business and failure by any of these providers to be year 2000 ready may have a material adverse effect on Allegiance's business in the affected market. Moreover, although Allegiance has taken every precaution to purchase its internal systems to be fully year 2000 ready, there can be no assurance that every vendor will fully comply with the contract requirements. If some or all of Allegiance's internal and external systems fail or are not year 2000 ready in a timely manner, there could be a material adverse effect on Allegiance's business, financial condition or results of operations.

     Contingency Plans. Even though Allegiance has not identified any specific year 2000 issues, Allegiance believes that the design of its networks and support systems could provide Allegiance with certain operating contingencies in the event material external systems fail. In all of its markets, however, Allegiance has or intends to establish interconnection agreements with the ILECs and other regional and international carriers. If one of these carriers fails for any reason, including year 2000 problems, there may be little Allegiance can do to mitigate the impact of such a failure on Allegiance's operations. Allegiance has attempted to ensure that its own operating facilities and systems are fully backed up with auxiliary power generators capable of operating all equipment and systems for indeterminate periods should power supplies fail, subject to the availability of fuel to run these generators. Allegiance also has the ability to relocate headquarters and administrative personnel to other Allegiance facilities should power and other services at its Dallas headquarters fail. Because of the inability of Allegiance's contingency plans to eliminate the negative impact that disruptions in ILEC service or the service of other carriers would create, there can be no assurance that Allegiance will not experience numerous disruptions that could have a material effect on Allegiance's operations.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Allegiance intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates" and "will be" and similar words or expressions identify forward-looking statements made by or on behalf of Allegiance. These forward-looking statements are subject to many uncertainties and factors that may cause Allegiance's actual results to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, Allegiance's ability to (1) timely and effectively provision new customers, (2) interconnect with and develop cooperative working relationships with ILECs, (3) develop efficient operations support systems and other back office systems, (4) install new switching facilities and other network equipment, (5) obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, (6) electronically bond with the ILECs, and (7) access necessary capital. Allegiance does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise. See our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a discussion of the various risks relating to our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Interest income earned on Allegiance's investment portfolio is affected by changes in short-term interest rates. Allegiance believes that it is not exposed to significant changes in fair value because of its conservative investment strategy. However, the estimated interest income for the calendar year 1999, based on the average 1998 earned rate on investments and including in estimated investments the net proceeds realized from the common stock offering in April 1999, is $30.3 million. Assuming a 100 basis point drop in the average rate, Allegiance would be exposed to a $5.5 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

                                                          QUARTER ENDING
                                          ----------------------------------------------
                                          MARCH     JUNE    SEPTEMBER   DECEMBER
                                           1999     1999      1999        1999     TOTAL
                                          ------   ------   ---------   --------   -----
                                                         ($S IN MILLIONS)
Estimated Average Investments...........  $367.4   $651.7    $649.8      $572.4
Estimated Interest Earned at Estimated
  Rate of 5.4% at December 31, 1998.....  $  5.0   $  8.8    $  8.8      $  7.7    $30.3
Estimated Impact of Interest Rate
  Drop..................................  $  0.9   $  1.6    $  1.6      $  1.4    $ 5.5

     Allegiance has outstanding long term, fixed rate notes, not subject to interest rate fluctuations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 29, 1997, WorldCom, Inc. sued Allegiance and two of its Senior Vice Presidents. In its complaint, WorldCom alleges that these employees violated noncompete and nonsolicitation agreements by accepting employment with Allegiance and by soliciting then-current WorldCom employees to leave WorldCom's employment and join Allegiance. On October 7, 1997, Allegiance filed a counterclaim against WorldCom for, among other things, attempted monopolization of the "one-stop shopping" telecommunications market and abuse of process.

     On April 20, 1999, Allegiance, WorldCom and the two individual employees entered into a settlement agreement, which provides for the dismissal of these lawsuits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) The following exhibits are filed with this report and made a part hereof.

          11.1           Statement regarding computation of per share earnings (loss)
                            for the three months ended March 31, 1999
          11.2           Statement regarding computation of per share earnings (loss)
                            for the three months ended March 31, 1998
          27.1           Financial Data Schedule

     (B) We filed a Current Report on Form 8-K, dated April 8, 1999, to report the closing of our senior secured revolving credit facility.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALLEGIANCE TELECOM, INC.

                                            By:    /s/ ROYCE J. HOLLAND
                                              ----------------------------------
                                              Name: Royce J. Holland
                                              Title: Chairman and Chief
                                                     Executive Officer

                                            By:     /s/ THOMAS M. LORD
                                              ----------------------------------
                                              Name: Thomas M. Lord
                                              Title: Executive Vice President
                                                     and Chief Financial Officer

Dated: April 21, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          11.1           Statement regarding computation of per share earnings (loss)
                            for the three months ended March 31, 1999
          11.2           Statement regarding computation of per share earnings (loss)
                            for the three months ended March 31, 1998
          27.1           Financial Data Schedule