Form 10-Q
period 1999-06-30
ALLEGIANCE TELECOM INC
filed 1999-08-10
CIK 1058703

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM         TO        .

                         COMMISSION FILE NUMBER: 0-24509

                            ALLEGIANCE TELECOM, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                       75-2721491
         (State or other jurisdiction of          (IRS Employer
          incorporation or organization)        Identification No.)



                             1950 STEMMONS FREEWAY
                                   SUITE 3026
                              DALLAS, TEXAS 75207
              (Address of principal executive offices) (Zip Code)

                                 (214) 261-7100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     As of August 9, 1999, the registrant has 64,811,690 shares of common stock, par value $0.01 per share outstanding.

================================================================================

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                                                            PAGE
                                                                                             NO.
                                                                                            ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements...........................................................     3
       Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998...     3
       Condensed Consolidated Statements of Operations for the three and six months
           ended June 30, 1999 and 1998..................................................     4
       Condensed Consolidated Statements of Cash Flows for the six months ended June 30,
           1999 and 1998.................................................................     5
       Notes to Condensed Consolidated Financial Statements..............................     6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................    11
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................    20

PART II. OTHER INFORMATION
  Item 1. Legal Proceedings..............................................................    21
  Item 2. Changes in Securities and Use of Proceeds......................................    21
  Item 3. Defaults Upon Senior Securities ...............................................    21
  Item 4. Submission of Matters to a Vote of Security Holders............................    21
  Item 5. Other Information..............................................................    22
  Item 6. Exhibits and Reports on Form 8-K...............................................    22
  Signatures.............................................................................    23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                  ASSETS
                                                                  JUNE 30, 1999   DECEMBER 31, 1998
                                                                  -------------   -----------------
                                                                   (UNAUDITED)        (AUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ..................................     $   669,043      $   262,502
  Short-term investments .....................................          37,607          143,390
  Short-term investments, restricted .........................          25,552           25,543
  Accounts receivable (net of allowance for doubtful accounts
    of $2,310 and $577, respectively) ........................          17,322            6,186
  Prepaid expenses and other current assets ..................           2,857            1,243
                                                                   -----------      -----------
          Total current assets ...............................         752,381          438,864
PROPERTY AND EQUIPMENT (net of accumulated depreciation and
  amortization of $25,988 and $9,015, respectively) ..........         283,835          144,860
OTHER NON-CURRENT ASSETS:
  Deferred debt issuance costs (net of accumulated
    amortization of $1,493 and $734, respectively) ...........          21,203           16,078
  Goodwill (net of accumulated amortization of $100) .........          33,494               --
  Long-term investments, restricted ..........................          25,014           36,699
  Other assets, net...........................................           7,426            1,373
                                                                   -----------      -----------
          Total other non-current assets .....................          87,137           54,150
                                                                   -----------      -----------
          Total assets .......................................     $ 1,123,353      $   637,874
                                                                   ===========      ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...........................................     $    52,636      $    20,981
  Accrued liabilities and other ..............................          32,967           26,177
                                                                   -----------      -----------
          Total current liabilities ..........................          85,603           47,158
LONG-TERM DEBT ...............................................         490,625          471,652
REDEEMABLE WARRANTS ..........................................              --            8,634
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock -- $.01 par value, 1,000,000 shares
    authorized, no shares issued or outstanding at June 30,
    1999 and December 31, 1998 ...............................              --               --
  Common stock -- $.01 par value, 150,000,000 authorized,
    64,721,029 and 50,341,554 shares issued and 64,695,717
    and 50,341,554 shares outstanding at June 30, 1999 and ...             646              503
    December 31, 1998, respectively
  Common stock in treasury, at cost, 25,312 and no shares at
    June 30, 1999 and December 31, 1998, respectively ........              (5)              --
  Additional paid-in capital .................................         943,389          416,730
  Deferred compensation ......................................         (17,592)         (14,617)
  Deferred management ownership allocation charge ............         (14,969)         (26,224)
  Accumulated deficit ........................................        (364,344)        (265,962)
                                                                   -----------      -----------
        Total stockholders' equity ...........................         547,125          110,430
                                                                   -----------      -----------
        Total liabilities and stockholders' equity ...........     $ 1,123,353      $   637,874
                                                                   ===========      ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------          -------------------------
                                                                    1999             1998               1999             1998
                                                                (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
REVENUES...................................................    $     17,746      $      1,212      $     27,722      $      1,415
OPERATING EXPENSES:
  Network..................................................          12,717             1,351            20,342             1,586
  Selling, general and administrative......................          30,652             8,075            58,236            12,776
  Management ownership allocation charge...................           5,475                --            11,255                --
  Non-cash deferred compensation...........................           2,010             1,390             3,831             2,369
  Depreciation and amortization............................           9,920             1,005            17,137             1,213
                                                               ------------      ------------      ------------      ------------
          Total operating expenses.........................          60,774            11,821           110,801            17,944
                                                               ------------      ------------      ------------      ------------
          Loss from operations.............................         (43,028)          (10,609)          (83,079)          (16,529)
OTHER (EXPENSE) INCOME:
  Interest income..........................................           8,962             3,402            14,283             5,596
  Interest expense.........................................         (15,190)           (7,229)          (29,456)          (11,898)
                                                               ------------      ------------      ------------      ------------
          Total other (expense) income.....................          (6,228)           (3,827)          (15,173)           (6,302)
                                                               ------------      ------------      ------------      ------------
NET LOSS...................................................         (49,256)          (14,436)          (98,252)          (22,831)
ACCRETION OF REDEEMABLE PREFERRED STOCK AND WARRANT
  VALUES ..................................................              --            (6,454)             (130)          (11,719)
                                                               ------------      ------------      ------------      ------------
NET LOSS APPLICABLE TO COMMON STOCK........................    $    (49,256)     $    (20,890)     $    (98,382)     $    (34,550)
                                                               ============      ============      ============      ============
NET LOSS PER SHARE, basic and diluted......................    $      (0.80)     $ (49,037.56)     $      (1.76)     $ (81,103.29)
                                                               ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic
  and  diluted..............................................     61,598,487               426        55,986,526               426
                                                               ============      ============      ============      ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS       SIX MONTHS
                                                                    ENDED           ENDED
                                                                JUNE 30, 1999   JUNE 30, 1998
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                -------------   -------------
Cash Flows from Operating Activities:
   Net loss ................................................     $  (98,252)     $  (22,831)
   Adjustments  to  reconcile  net  loss  to  cash  used  in
     operating activities--
     Depreciation and amortization .........................         17,137           1,213
     Provision for uncollectible accounts receivable .......          1,603              --
     Accretion of investments ..............................         (2,479)             --
     Accretion of senior discount notes ....................         16,839          11,646
     Amortization of original issue discount ...............            387              --
     Amortization of deferred debt issuance costs ..........            759             252
     Amortization of management  ownership allocation charge
       and deferred compensation ...........................         15,086           2,369
   Changes in assets and liabilities--
     Increase in receivables ...............................        (12,309)         (1,675)
     Increase in prepaid expenses and other current assets..         (1,473)           (215)
     Increase in other assets ..............................           (165)           (254)
     Increase in accounts payable ..........................          1,270           1,085
     Increase in accrued liabilities and other .............         12,349           3,107
                                                                 ----------      ----------
         Net cash used in operating activities .............        (49,248)         (5,303)
Cash Flows from Investing Activities:
   Purchases of property and equipment .....................       (134,142)        (21,417)
   Purchases of investments ................................        (47,717)        (62,495)
   Proceeds from redemption of investments .................        167,655              --
   Purchase of subsidiaries, net of cash acquired ..........        (34,861)             --
                                                                 ----------      ----------
         Net cash used in investing activities .............        (49,065)        (83,912)
Cash Flows from Financing Activities:
   Proceeds from issuance of senior notes ..................             --         242,294
   Proceeds from issuance of redeemable warrants ...........             --           8,184
   Deferred debt issuance costs ............................         (6,362)        (10,200)
   Proceeds from issuance of redeemable preferred stock ....             --              62
   Proceeds from secondary stock offering ..................        510,618              --
   Preferred stock subscriptions receivable ................             --             275
   Proceeds from exercise of warrants ......................              2              --
   Proceeds from stock options exercised ...................             83              --
   Proceeds from issuance of common stock under the
      Employee Stock Discount Purchase Plan ................            529              --
   Proceeds from redeemable capital contributions ..........             --          20,543
   Purchase of treasury stock ..............................             (5)             --
   Other financing activities ..............................            (11)             --
                                                                 ----------      ----------
         Net cash provided by financing activities .........        504,854         261,158
                                                                 ----------      ----------
         Net increase in cash and cash equivalents .........        406,541         171,943
         Cash and cash equivalents, beginning of period ....        262,502           5,726
                                                                 ----------      ----------
         Cash and cash equivalents, end of period ..........     $  669,043      $  177,669
                                                                 ==========      ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

1. GENERAL:

     Allegiance Telecom, Inc., a competitive local exchange carrier ("CLEC"), seeks to become a leading provider of voice, data, and Internet services to business, government, and other institutional users in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the "Company."

     The Company's development plan is focused on offering services in 24 of the largest U.S. metropolitan areas. As of June 30, 1999, Allegiance is operational in fifteen markets: Atlanta, Boston, Chicago, Dallas, Fort Worth, Houston, Los Angeles, New York, Northern New Jersey, Oakland, Orange County, Philadelphia, San Francisco, San Jose, and Washington, D.C.; and is in the process of deploying networks in four other markets: San Diego, Long Island, Detroit, and Baltimore.

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

2. BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

3. CHANGE IN ACCOUNTING POLICY:

     In connection with the offering of the Series B 11 3/4% Notes due 2008, 445,000 Redeemable Warrants to purchase 1.45898399509 shares each, as adjusted for a 426.2953905 for-one stock split (see Note 10), of the Company's common stock at $.01 per share were issued. The Redeemable Warrants became exercisable upon the Company's initial public offering on July 7, 1998, and will expire on February 3, 2008.

    The Redeemable Warrants are redeemable for cash, upon the occurrence of a repurchase event. A repurchase event is defined to occur when (i) the Company consolidates or merges into another person if the common stock thereafter issuable upon exercise of the Redeemable Warrants is not registered under the Securities Exchange Act of 1934, as amended (the Exchange Act), or (ii) the Company sells all or substantially all of its assets to another person, if the common stock thereafter issuable upon exercise of the Redeemable Warrants is not registered under the Exchange Act, unless the consideration for such a transaction is cash.

    Through March 31, 1999, the Company was recognizing the future potential redemption value of the Redeemable Warrants by recording accretion to their estimated fair market value at February 3, 2008, using the effective interest method. Accretion of $130 was recorded during the three months ended March 31, 1999, and accretion of $124 and $198 was recorded during the three and six months ended June 30, 1998, respectively.

     Effective April 1, 1999, the Company determined that accreting the Redeemable Warrants to a future potential redemption value was no longer applicable, as the redemption of the Redeemable Warrants for cash is no longer beyond the control of the Company, and the redemption date and amount are not reasonably determinable. Accordingly, the accreted value of the Redeemable Warrants at April 1, 1999 was reclassified to stockholders' equity as warrants (the "Warrants"), and no further accretion will be recorded.

     If a repurchase event occurs in the future or becomes probable, the Company will adjust the Warrants to the estimated redemption value at that time.

4. ACQUISITIONS:

During the three months ended June 30, 1999, the Company acquired certain assets of ConnecTen, L.L.C. and the Internet service providers ConnectNet, Inc. and Kivex, Inc. for cash. Summary information regarding the acquisitions is as follows:


              BUSINESS NAME                   ACQUISITION DATE            PERCENTAGE ACQUIRED              PURCHASE PRICE
            -----------------                 ----------------            -------------------              --------------
            ConnecTen, L.L.C.                    April 1, 1999                    N/A                       $         750
            ConnectNet, Inc.                    April 28, 1999                    100%                      $       2,025
            Kivex, Inc.                          June 30, 1999                    100%                      $      34,545


     Each of the acquisitions was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective estimated fair values at the acquisition dates. The Company's purchase price allocation of these acquisitions is preliminary and may be adjusted as additional information is obtained. The purchase price allocation for the acquired businesses is as follows:

                                                                        (unaudited)
                                                                       ------------
                            Cash, receivables, and prepaids....        $      3,030
                            Property and equipment.............               3,641
                            Other assets and intangibles.......               5,953
                            Goodwill ..........................              33,594
                                                                       ------------
                                                                             46,218
                            Liabilities assumed ...............              (8,898)
                                                                       ------------
                                                                       $     37,320
                                                                       =============


     Goodwill and other intangibles are being amortized using the straight-line method over a period of three years.

     The following presents the unaudited pro forma results of operations of the Company for the three and six months ended June 30, 1999 and 1998 as if the acquisition of Kivex, Inc. had been consummated at the beginning of each of the periods presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The pro forma results of operations for ConnecTen, L.L.C. and ConnectNet, Inc. are not included in this table as the results would not have been material to the Company's results of operations.


                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                          JUNE 30,                  JUNE 30,
                                    --------------------      ----------------------
                                    1999            1998      1999              1998

Revenues                          $ 19,872    $     2,107   $   31,660   $     3,007

Net loss before extraordinary
    items                          (51,423)       (21,980)    (102,984)      (36,324)
Net loss applicable to
    common stock                   (51,423)       (21,980)    (102,984)      (36,324)
Net loss per share, basic
    and diluted                      (0.83)    (51,596.24)       (1.84)   (85,267.61)



5. PROPERTY AND EQUIPMENT:

     Property and equipment includes network equipment, leasehold improvements, software, office equipment and other, furniture and fixtures, and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated once placed in service using the straight-line method. Interest expense for the three months ended June 30, 1999 and 1998, was $16,549 and $7,704, respectively, before the capitalization of $1,359 and $475 of interest related to construction-in-progress for the three months ended June 30, 1999 and 1998, respectively. Interest expense for the six months ended June 30, 1999 and 1998, was $31,906 and $12,841, respectively, before the capitalization of $2,450 and $943 of interest related to construction-in-progress for the six months ended June 30, 1999 and 1998, respectively. Repair and maintenance costs are expensed as incurred.

     Property and equipment at June 30, 1999 and December 31, 1998, consisted of the following:

                                                                           USEFUL
                                              JUNE 30,    DECEMBER 31,     LIVES
                                                1999          1998       (IN YEARS)
                                             ---------    ------------   ----------
Network equipment ......................     $ 176,247      $  67,304        5-7
Leasehold improvements .................        38,842         24,483       5-10
Software ...............................        17,559          7,840          3
Office equipment and other .............         7,395          4,384          2
Furniture and fixtures .................         4,317          2,420          5
                                             ---------      ---------
Property and equipment, in service .....       244,360        106,431
Less: Accumulated depreciation .........       (25,988)        (9,015)
                                             ---------      ---------
Property and equipment in service,
  net ..................................       218,372         97,416
Construction-in-progress ...............        65,463         47,444
                                             ---------      ---------
          Property and equipment, net...     $ 283,835      $ 144,860
                                             =========      =========


6. OTHER ASSETS

     Other assets at June 30, 1999 and December 31, 1998 consisted of the following:

                                          JUNE 30,     DECEMBER 31,
                                            1999          1998
                                          --------     ------------
Acquired subscriber lists ............    $  5,500     $         --
Acquired workforces ..................         205               --
Advanced payment on capital leases....         248               --
Long-term deposits ...................       1,537            1,373
                                          --------     ------------
Total other assets ...................       7,490            1,373
Less: Accumulated amortization .......         (64)             (--)
                                          --------     ------------
 Other assets, net ..................     $  7,426     $      1,373
                                          ========     ============

     Acquired subscriber lists and acquired workforces were obtained in connection with the acquisitions (see Note 4) during the three months ended June 30, 1999. These assets are being amortized over their estimated useful lives of three years using the straight-line method.

7. CAPITALIZATION:

     Common Stock

     In April 1999, under the Company's Employee Stock Discount Purchase Plan, 22,605 shares of common stock were issued for proceeds of $226.

     In April 1999, the Company raised $533,041 of gross proceeds from the sale of the Company's common stock (the "Secondary Equity Offering"). The Company sold 14,027,400 shares at a price of $38.00 per share. Net proceeds from the Secondary Equity Offering were $510,618.

     Warrants

     During the three months ended June 30, 1999, 175,139 Warrants, formerly referred to as Redeemable Warrants (see Note 3), were exercised to purchase 255,493 shares of common stock. Fractional shares are not issued, cash payments are made in lieu thereof, according to the terms of the Warrant Agreement. At June 30, 1999 and December 31, 1998, 269,861 and 445,000 Warrants, respectively, are outstanding.

8. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                                      JUNE 30,     DECEMBER 31,
                                                                        1999          1998
                                                                      --------     ------------
Series B 11 3/4% Notes, face amount $445,000 due February 15,
  2008, effective interest rate of 12.45%, at accreted value.....     $287,636     $    270,526
12 7/8%  Senior  Notes, face amount $205,000 due May 15,
  2008, effective interest rate of 13.24%, at accreted value.....      201,135          201,019
Other ...........................................................        1,854              107
                                                                      --------     ------------
          Total long-term debt ..................................     $490,625     $    471,652
                                                                      ========     ============


     Included in accrued liabilities and other at June 30, 1999 is $1,957 currently payable under capital lease obligations.

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

     The Credit Facility is structurally senior to the Company's 12 7/8% Senior Notes and Series B 11 3/4% Notes issued in 1998. The Credit Facility is secured by substantially all of the Company's assets. Interest rates under the Credit Facility are tied to the level of debt compared to consolidated EBITDA (earnings before interest, income taxes, depreciation and amortization, management ownership allocation charge and deferred compensation) and are initially expected to be the London Interbank Offering Rate +3.75%. The quarterly commitment fee is a maximum 1.50% of the total amount of the average daily unused portion of the Credit Facility during the preceding quarter, with step-downs based on utilization.

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

     No advances have been made to the Company through the Credit Facility as of June 30, 1999.

9. COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various operating lease agreements, with expirations through 2009, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of June 30, 1999 are as follows:

      1999.......................................     $  9,426
      2000.......................................       11,275
      2001.......................................       10,394
      2002.......................................        8,518
      2003.......................................        8,054
      2004.......................................        6,870
      Thereafter.................................       36,517

     Total rent expense for the three months ended June 30, 1999 and 1998, and the six months ended June 30, 1999 and 1998, was $2,091, $306, $3,826, and $760,
respectively.

10. EARNINGS (LOSS) PER SHARE:

     The net loss per share amounts included on the statements of operations and the number of shares outstanding on the balance sheets reflect a 426.2953905 for-one stock split, which occurred in connection with the initial public offering of common stock on July 7, 1998. The redeemable preferred stock, warrants and options are not included in the diluted net loss per share calculation as the effect from the conversion would be antidilutive. The net loss applicable to common stock includes the accretion of redeemable preferred stock and warrant values of $0 and $6,454 for the three months ended June 30, 1999 and 1998, respectively, and $130 and $11,719 for the six months ended June 30, 1999 and 1998, respectively.

11. COMPREHENSIVE INCOME:

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes reporting and disclosure requirements for comprehensive income and its components within the financial statements. The Company's comprehensive income components were immaterial for the three and six months ending June 30, 1999 and 1998; therefore, comprehensive income is the same as net income for all periods.

12. SEGMENT REPORTING:

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes how public enterprise businesses determine operating segments and the financial and descriptive information required to be disclosed relating to a company's operating segments.

     Management has determined that the adoption of SFAS 131 has no material impact on the Company's current disclosures of its one operating segment, providing telecommunication services.

13. RELATED PARTIES:

     In connection with the Credit Facility and the Secondary Equity Offering, the Company incurred approximately $1,032 and $3,898, respectively, in fees to an affiliate of an investor in the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Allegiance is a competitive local exchange carrier ("CLEC"), seeking to be a premier provider of telecommunications services to business, government and other institutional users in major metropolitan areas across the United States. We offer an integrated set of telecommunications products and services including local exchange, local access, domestic and international long distance, data and a full suite of Internet services. Our principal competitors are incumbent local exchange carriers ("ILECs"), such as the regional Bell operating companies and GTE Corporation operating units.

     We are developing networks throughout the United States using what we refer to as a "smart build" approach. In contrast to the traditional network build-out strategy under which carriers install their own telecommunications switch in each market and then construct their own fiber optic networks to reach customers, we install our own switch in each market but then lease other elements of the network from the ILECs. The smart build strategy specifically involves:

     o leasing existing ILEC copper wire connections throughout a local market area, also called the "local loop," which connect customers to the central offices or "hubs" of an ILEC network, and

     o installing, or physically locating, transmission equipment in these central offices to route customer traffic through them to our own switch.

     Locating equipment at ILEC facilities, also known as "collocation," is central to the success of the smart build strategy. By collocating, we have the ability to lease, on a monthly or long-term basis, local loop and other network elements owned by the ILEC. This enables us to reach a wide range of customers without having to build network connections to each one of them.

     We believe that the smart build approach offers a number of competitive advantages over the traditional build-out strategy by allowing us to:

     o accelerate market entry by nine to eighteen months through eliminating or at least deferring the need for city franchises, rights-of-way and building access;

     o reduce initial capital expenditures in each market, allowing us to focus our initial capital resources on the critical areas of sales, marketing, and operations support systems, instead of on constructing extensive fiber optic networks to each customer;

     o improve return on capital by generating revenue with a smaller capital investment;

     o defer capital expenditures for network assets so that most of such expenditures will be incurred when revenue generated by customer demand is available to finance them; and

     o address attractive service areas selectively throughout target markets and not just in those areas where we own network transmission facilities.

    We believe that our smart build approach allows us to develop a market network by making up-front capital expenditures of approximately 25% of the total capital expenditures required to develop such a network as compared with initial capital expenditures of approximately 50% made under traditional build-out models. The level of up-front capital required to develop a network will vary depending on a number of factors. These factors include:

     o    the size of the market,

     o    the cost of development of our network in each market,

     o    the degree of penetration of the market,

     o the extent of price and service competition for telecommunications services,

     o    regulatory and technological developments; and

     o our ability to negotiate favorable prices for purchases of equipment and for capital leases of fiber networks.

     Once traffic volume justifies further investment, we may lease unused fiber to which we add our own electronic transmission equipment or construct our own fiber network. This unused fiber is known as "dark fiber" because no light is transmitted through it while it is unused. We believe that dark fiber is readily available in most major markets and that additional fiber rings will be constructed in all major markets.

     We have rapidly deployed our networks since commencing service. We were operating in fifteen markets across the United States as of June 30, 1999, and we commenced operations in San Diego in July. We have had significant success in selling services to customers, with approximately 192,400 lines sold since beginning our sales efforts in January 1998. The table below provides selected key operational data for the quarters ended:


                                            JUNE 30,          JUNE 30,
                                             1999               1998
                                          -----------        ----------
Markets Served .......................             15                 3
Number Of Switches Deployed ..........             10                 7
Central Office Collocations ..........            210                14
Addressable Market (Business Lines)...    7.0 million        .3 million
Lines Sold ...........................         55,800            16,400
Lines Installed ......................         41,200             8,000
Sales Force Employees ................            552                96
Total Employees ......................          1,243               256


     We believe in pre-funding each of our markets. Thus, we do not begin to develop a new market until we have raised the capital that we project to be necessary to build our network and operate that market to the point at which operating cash flow from the market is sufficient to fund such market's operating costs and capital expenditures.

RESULTS OF OPERATIONS -THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1998

     We initiated service by buying phone lines at wholesale prices and then reselling them to customers in Dallas during December 1997. We began providing service using our own switch and transmission equipment in April 1998 to customers in New York City. We generated revenues of $1.2 million during the second quarter of 1998 and $1.4 million for the six months ended June 30, 1998. Approximately 75% of such revenue was local service revenue, with the remainder being long distance revenue. Total lines installed as of June 30, 1998 were 11,000 and we had sold a total of 21,100 lines as of that same date.

     Throughout the remainder of 1998, we initiated facilities based services in Atlanta, Boston, Chicago, Dallas, Fort Worth, Los Angeles, Oakland and San Francisco. During 1999, we commenced operations in Philadelphia (in January
1999), in Washington, D.C., including suburban Maryland and Virginia, and San Jose (each in March 1999), in Houston (in April 1999), in Northern New Jersey (May 1999), in Orange County (June 1999) and in San Diego (in July 1999). We plan to open three additional markets during 1999 for which we have already raised the necessary capital, for a year-end total of 19 markets.

     Although we initiated resale services in Dallas in 1997, resale service is not our core focus and comprises a small percentage of our sales. We earn significantly higher margins by providing facilities based services instead of resale services and our sales teams have focused their efforts almost exclusively on selling services that require the use of our facilities. Facilities based lines represented 83% of all lines installed at June 30, 1999.

     During the second quarter of 1999, we generated approximately $17.7 million of revenue. For the six months ended June 30, 1999, we generated approximately $27.7 million of revenue. Approximately $8.5 million and $13.9 million for the three and six months ending June 30, 1999, respectively, was local service revenue consisting of:

     o    the monthly recurring charge for basic service;

     o    usage based charges for local calls in certain markets;

     o    charges for services such as call waiting and call forwarding; and

     o to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customer.

     Access charges and local interconnection charges, which we earn by connecting our local service customers to their selected long distance carriers for outbound calls or by delivering inbound local and long distance traffic to our local service customers, including our Internet wholesale customer group, accounted for $8.1 million of our second quarter 1999 revenues and $11.9 million of our revenues for the first six months of 1999. Some interexchange carriers, including AT&T, have asked the FCC to take regulatory action to prevent competitive local exchange carriers from charging allegedly "excessive" access charges. The FCC issued a Memorandum Opinion and Order on July 16, 1999 in response to AT&T's complaint. In that order, the FCC directed AT&T to pay properly tariffed access charges. AT&T does have regulatory and legal opportunities to contest the FCC's decision, although AT&T has not initiated any such action at this time, to the best of our knowledge. We cannot predict which, if any, of these actions AT&T may pursue. Although no complaints have been filed against us, we do provide access service to interexchange carriers and we could be subject in the future to allegations that our charges for this service are unjust and unreasonable.

     As of June 30, 1999, approximately 27% of our local service customers had chosen us as their long distance carrier. Long distance revenues during the second quarter and first six months of 1999 amounted to $.3 million and $.8 million, respectively. For the three and six months ended June 30, 1998, we earned $.1 million and $.2 million, respectively, in long distance revenue.

     Internet access and other Internet revenues accounted for $.7 million and $1.0 million of second quarter and year-to-date 1999 revenues, respectively. We are using the purchase accounting method to account for the acquisitions of the common stock of Kivex, Inc. and ConnectNet, Inc. and the acquisition of certain assets of ConnectTen L.L.C. We have recognized the revenues earned since the ConnectTen L.L.C. and ConnectNet, Inc. transactions, both of which closed in April 1999, in our consolidated statement of operations for the period ending June 30, 1999. Such revenues are not material to our quarterly revenues. The acquisition of Kivex, Inc. occurred on June 30, 1999. Therefore, we have not included any Kivex, Inc. revenues in our consolidated results of operations for the three and six months ended June 30, 1999.

     All other sources of revenue accounted for approximately $.1 million during the second quarter of 1999 and $.1 million for the six months ending June 30, 1999, compared with $.1 million for both the three and six months ended June 30, 1998.

     As described above, we have completed three acquisitions since the beginning of the second quarter of 1999. Additional acquisitions during the second half of 1999 may further increase revenues and revenue yield. We have had discussions, and will continue to have discussions in the foreseeable future, concerning other potential acquisitions of Internet service providers and other providers of telecommunications services.

     The systems that have historically been used to switch customers from their existing carrier to Allegiance and to begin providing them service generally required multiple entries of customer information by hand and were exchanged by fax with the ILEC. In January 1999, we announced that we had successfully achieved "electronic bonding" between our operations support systems and those of Bell Atlantic in the New York City market with respect to processing local service orders. Electronic bonding is a method by which manual processing and faxing of information is replaced with electronic processing where our computer systems and those of other carriers communicate directly. The manual approach which we must use in the absence of electronic bonding is not only labor intensive, but also creates numerous opportunities for:

     o    errors in providing new service and billing;

     o    service interruptions;

     o    poor customer service; and

     o    increased customer turnover.

     These problems create added expenses and decrease customer satisfaction.

     Without electronic bonding, confirmation of receipt and installation of orders has taken from two business days to one month. Electronic bonding is expected to improve productivity by decreasing the period between the time of sale and the time a customer's line is installed. We completed testing in the second quarter of 1999 and are now electronically bonding with Bell Atlantic in Boston and with Southwestern Bell in Dallas. We are currently testing electronic bonding with Pacific Bell and Ameritech. If successful, we expect to be electronically bonding with these companies during the third quarter of 1999. We will begin testing with Bell Atlantic in their southern region, with GTE and with BellSouth during the third quarter of 1999. Our plan is to be electronically bonding with all of these companies in their respective markets by the end of the current year.

     We are also working towards the electronic bonding of that portion of the billing process in which we gather customer specific information, including their current service options, and the process of identifying and resolving customer service problems. These additional "electronic bonding" initiatives will require additional capital expenditures and should result in additional efficiencies.

     Network expenses increased to $12.7 million in the second quarter of 1999 from $1.4 million in the second quarter of 1998. For the six months ending June 30, 1999 and 1998, network expenses were $20.3 million and $1.6 million, respectively. This sharp increase is consistent with the deployment of our networks and initiation and growth of our services during 1999 and 1998. Network expenses represent:

     o the cost of leasing high capacity digital lines that interconnect our network with ILEC networks;

     o the cost of leasing high capacity digital lines that connect our switching equipment to Allegiance transmission equipment located in ILEC central offices;

     o the cost of leasing local loop lines which connect our customers to our network;

     o the cost of leasing space in ILEC central offices for collocating Allegiance transmission equipment; and

     o    the cost of leasing our nationwide Internet network.

     The costs to lease local loop lines and high capacity digital lines from the ILECs vary by ILEC and are regulated by state authorities under the Telecommunications Act of 1996. We believe that in many instances there are multiple carriers in addition to the ILEC from which we can lease high capacity lines, and that we can generally lease those lines at lower prices than are charged by the ILEC. We expect that the costs associated with these leases will increase with customer volume and will be a significant part of our ongoing cost of services. The cost of leasing switch sites is also a significant part of our ongoing cost of services.

     In constructing switching and transmission equipment for a new market, we capitalize as a component of property and equipment only the non-recurring charges associated with our initial network facilities and the monthly recurring costs of those network facilities until the switching equipment begins to carry revenue producing traffic. Typically, the charges for just one to two months are capitalized. We expense the monthly recurring and non-recurring costs resulting from the growth of existing collocation sites, and the costs related to expansion of the network to additional collocation sites in operational markets as we incur these charges.

     In an effort to reduce network expenses, we have moved to the next stage of our smart build strategy in New York City and Dallas. In New York City, we operate three rings of dark fiber in Manhattan with an extension into Brooklyn. In the Dallas market, we have one ring of dark fiber in Dallas County. These leases will be accounted for as capital leases. In July 1999, we entered into an agreement to lease 12 dark fibers in the Houston market. This lease will also be accounted for as a capital lease. We anticipate that any future dark fiber leases will have roughly similar terms and conditions as the dark fiber leases we currently have. Therefore, it is likely that such additional dark fiber leases, if any, will also be accounted for as capital leases.

     We incur "reciprocal compensation" costs in providing both voice and data services and expect reciprocal compensation costs to be a major portion of our cost of services. We must enter into an interconnection agreement with the ILEC in each market to make widespread calling available to our customers. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks. Generally, a carrier must compensate another carrier when a local call by the first carrier's customer terminates on the second carrier's network. These reciprocal compensation costs will grow as our customers' outbound calling volume grows. We expect, however, to generate increased revenue from the ILECs as inbound calling volume to our customers increases. If our customers' outbound call volume is equivalent to their inbound call volume, our interconnection costs paid to the ILECs will be substantially offset by the interconnection revenues we receive from them.

     The cost of securing long distance service capacity is a variable cost that increases in direct relationship to increases in our customer base and their long distance calling volumes. We believe that these costs, measured as a percentage of long distance revenues, will be relatively consistent from period to period. However, we do expect period over period growth in the absolute cost of such capacity, and that the cost of long distance capacity will be a significant portion of our cost of long distance services. We have entered into one resale agreement with a long distance carrier to provide Allegiance with the ability to provide our customers with long distance service. We expect to enter into resale agreements for long distance service with other carriers in the future. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Our existing resale agreement, however, does not contain a minimum volume commitment. If we agree to minimum volume commitments and fail to meet them, we may be obligated to pay underutilization charges. Under most of these agreements, if a company underestimates its need for transmission capacity and exceeds the maximum amount agreed to under such agreements, it may be required to obtain capacity through more expensive means.

     We lease high capacity digital lines that comprise our Internet network, and currently have servers in New York, Dallas and San Francisco. The absolute costs of these lines will increase as we add customers, open new markets and connect additional markets to our Internet network. However, these costs are step variable and we expect that they will be relatively consistent from period to period when measured as a percentage of revenues.

     Selling, general and administrative expenses increased to $30.7 million in the second quarter of 1999 from $8.1 million in the second quarter of 1998, primarily due to the growth of our business. On a year-to-date basis, selling, general and administrative expenses increased to $58.2 million for the first half of 1999 from $12.8 million during the first half of 1998. Selling, general and administrative expenses include salaries and related personnel costs, facilities costs, legal and consulting fees. The number of employees increased to 1,243 as of June 30, 1999, from 256 as of June 30, 1998. As of June 30, 1999, the sales force, including sales managers and sales administrators had grown to
552. We had a sales force of 96 as of June 30, 1998. During the remainder of 1999, we expect the number of sales personnel to grow by approximately 150. We currently do not use agents to sell services nor do we currently use any print or other media advertising campaigns. As we continue to grow in terms of number of customers and call volume, we expect that ongoing expenses for customer care and billing will increase.

     We amortized $5.5 million of the deferred management ownership allocation charge, a non-cash charge to income, during the second quarter of 1999 and $11.3 million over the first six months of 1999. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. Under generally accepted accounting principles, we recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. We amortized $44.8 million of the deferred charge in 1998. We will further amortize this deferred charge at $7.6 million, $7.2 million and $.2 million during the remainder of 1999, 2000 and 2001, respectively. This period is the time-frame over which we have the right to repurchase a portion of the securities, at the lower of fair market value or the price paid by the employee, in the event the management employee's employment with Allegiance is terminated.

     In addition to the above expenses, we recognized $2.0 million and $1.4 million of amortization of deferred stock compensation expense for the three months ended June 30, 1999 and 1998, respectively, also non-cash charges. During the first six months of 1999 and 1998, we recorded $3.8 million and $2.4 million of amortization of deferred compensation expense, respectively. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and grants to employees under our 1997 Stock Option Plan and 1998 Stock Incentive Plan.

     Depreciation and amortization expense increased to $9.9 million in the second quarter of 1999 from approximately $1.0 million in the second quarter of 1998, consistent with the deployment of our networks and initiation of services in fifteen markets by June 30, 1999. For the first half of 1999, we recorded $17.1 million of depreciation and amortization expense, compared with $1.2 million for the first half of 1998.

     In connection with the acquisitions completed during the second quarter of 1999, we assigned $5.5 million of the purchase price to customer lists and $.2 million to workforces. We also recorded $33.6 million of goodwill. Each of these intangible assets is being amortized over their estimated useful lives of three years, beginning at the dates of the acquisitions, respectively. We recorded $.1 million of amortization for customer list and $.1 million of amortization for goodwill during the second quarter of 1999.

     Interest expense was $15.2 million and $29.5 million for the three and six months ending June 30, 1999, respectively. For the three and six months ending June 30, 1998, interest expense was $7.2 million and $11.9 million, respectively. Interest expense recorded during 1999 reflects the accretion of the Series B 11 3/4% Notes due 2008 and related amortization of the original issue discount, and the amortization of the original issue discount on the 12 7/8% Senior Notes due 2008. The 12 7/8% Senior Notes were issued on July 1, 1998. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34. The amount of interest capitalized during the three and six months ended June 30, 1999 was $1.4 million and $2.5 million, respectively. For the same periods in 1998, the amounts were $.5 million and $.9 million, respectively. Interest income for the three and six month ending June 30, 1999 was $9.0 million and $14.3 million, respectively. Interest income for the three and six months ending June 30, 1998 was $3.4 million and $5.6 million, respectively. Interest income results from the investment of excess cash and from U.S. Government securities which we purchased and placed in a pledge account to secure the semi-annual payments of interest through May 2001 on the 12 7/8% Senior Notes due 2008. Interest income during 1999 is greater than for the comparable periods in 1998 because we had additional cash generated from the initial public offering of stock and 12 7/8% Senior Notes sale in July 1998, as well as the follow-on sale of common stock during April 1999.

     From February 1998 through March 1999, we recorded accretion of our redeemable warrants to reflect the possibility that they would be redeemed at fair market value in February 2008. Amounts were accreted using the effective interest method and management's estimates of the future fair market value of such warrants at the time redemption is permitted. Amounts accreted increased the recorded value of such warrants on the balance sheet and resulted in non-cash charges to increase the net loss applicable to common stock. Accretion of $.1 million related to the redeemable warrants was recorded during the first quarter of 1999. During the first quarter of 1998, we recorded accretion of warrants totaling $.1 million, and a total of $.2 million for the six months ending June 30, 1998. As the terms and conditions of the Warrant Agreement do not specify a date certain for redemption of the warrants and the exchange of warrants for cash is no longer beyond the control of management, we have ceased accretion of the warrants and reclassified the accreted value of the redeemable warrants at April 1, 1999 to the stockholders' equity section. If a repurchase event occurs in the future or becomes probable, we will adjust the warrants to the estimated redemption value at that time.

     Until the consummation of our initial public offering of common stock in July 1998, we also recorded the potential redemption values of redeemable convertible preferred stock, in the event that those shares would be redeemed at fair market value in August 2004. At the time of the initial public offering, such preferred stock was converted into common stock. Accordingly, the amounts accreted for the redeemable convertible preferred stock were reclassified as an increase to additional paid-in capital in the stockholders' equity section of the balance sheet, and there has been, and will be, no additional accretion of redeemable convertible preferred stock values. Accretion related to the redeemable convertible preferred stock of $6.4 million and $11.5 million was recorded for the three and six months ending June 30, 1998, respectively.

     Our net loss for the second quarter of 1999, after amortization of the non-cash management allocation charge and amortization of deferred compensation, was $49.3 million and it was $98.3 million for the six months ending June 30, 1999. Our net loss for the second quarter of 1998, after amortization of the non-cash management allocation charge and amortization of deferred compensation, but before the accretion of the redeemable convertible preferred stock and redeemable warrants, was $14.4 million and it was $22.8 million for the six months ending June 30, 1998. After deducting accretion of redeemable warrant values, the net loss applicable to common stock was $49.3 million and $98.4 million for the three and six months ended June 30, 1999, respectively. After deducting accretion of redeemable preferred stock and warrant values, the net loss applicable to common stock was $20.9 million and $34.6 million for the three and six months ended June 30, 1998, respectively.

     Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company. We had EBITDA losses of $25.6 million and $50.9 million for the three months and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 1998, we had EBITDA losses of $8.2 million and $12.9 million. In calculating EBITDA, we also exclude the non-cash charges to operations for management ownership allocation charge and deferred stock compensation expense totaling $7.5 million and $15.1 million for the three and six months ended June 30, 1999, respectively. There was no amortization of management ownership allocation charge for the three and six months ended June 30, 1998; deferred stock compensation expense was $1.4 million and $2.4 million for the three and six months ended June 30, 1998.

     We expect to continue to experience operating losses and negative EBITDA as a result of our development and market expansion activities. We do not expect to achieve positive EBITDA in any market until at least our second year of operation in such market.

LIQUIDITY AND CAPITAL RESOURCES

     Our financing plan is predicated on the pre-funding of each market's expansion to positive free cash flow. By using this approach, we avoid being in the position of seeking additional capital to fund a market after we have already made significant capital investment in that market. We believe that by raising all required capital prior to making any commitments in a market, we can raise capital on more favorable terms and conditions.

     We plan to establish networks in the 24 largest U.S. metropolitan markets. We estimate that we will need approximately $750 million to $850 million to construct these networks and fund our operating losses in these markets to the point of positive free cash flow. We have raised approximately $1.1 billion in net capital since our inception. We, therefore, believe that we have raised capital that is more than sufficient to fund such operating and capital requirements in each of our 24 targeted markets. We have also completed a senior secured revolving credit facility under which we may borrow up to $225 million, subject to the satisfaction of certain terms and conditions.

     Inasmuch as we have now raised, or have access to, more capital than is estimated to be necessary to fund our 24 market business plan, we are currently developing plans for the use of such additional capital. We may accelerate construction of networks in certain of the 24 markets, we may expand domestically beyond 24 markets, we may enter international markets or acquire additional Internet service providers or other telecommunications services providers or some combination of these alternatives.

     The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

     o    the cost of the development of our networks in each of our markets;

     o a change in or inaccuracy of our development plans or projections that leads to an alteration in the schedule or targets of our roll-out plan;

     o the extent of price and service competition for telecommunications services in our markets;

     o    the demand for our services;

     o regulatory and technological developments, including additional market developments and new opportunities, in our industry;

     o    an inability to borrow under our senior credit facility; and

     o    the consummation of acquisitions.

     Our cost of rolling out our networks and operating our business, as well as our revenues, will depend on a variety of factors, including:

     o    our ability to meet our roll-out schedules;

     o    our ability to negotiate favorable prices for purchases of equipment;

     o our ability to develop, acquire and integrate the necessary operations support systems and other back office systems;

     o    the number of customers and the services for which they subscribe;

     o    the nature and penetration of new services that we may offer; and

     o    the impact of changes in technology and telecommunication regulations.

     As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

     We made capital expenditures of $73.5 million and $13.8 million during the second quarters of 1999 and 1998, respectively, for property, plant, equipment, software and hardware necessary in deploying our networks in our markets and providing operations and other support systems necessary in conducting our business. For the six months ending June 30, 1999 and 1998, we made capital expenditures of $134.1 million and $21.4 million, respectively. Also, in the second quarter of 1999, Allegiance used $34.9 million of cash, net of cash acquired, to purchase assets or equity of three Internet service providers. Inasmuch as these were our first acquisitions of other companies, no similar amounts were expended during 1998. Allegiance also used capital during these periods to fund our operations; excess cash was used to purchase short-term investments and money market investments.

     As of June 30, 1999, we had transmission equipment collocated in 210 ILEC central offices. Under our current 24 market business plan, we plan to make approximately $250 million in total capital expenditures in 1999, including purchases of switching equipment, switch and sales facilities, transmission equipment and collocation facilities. As noted previously, we are reviewing alternatives for deploying the capital raised in excess of that required to fund our 24 market plan. Capital expenditures during 1999 may increase above the $250 million planned currently, as we finalize plans to deploy such excess capital.

     As of June 30, 1999, we had approximately $706.7 million of cash and short-term investments. This amount excludes $50.6 million of restricted U.S. Government securities that have been placed in a pledge account to fund interest payments on our 12 7/8% notes through May 2001.

     On April 1, 1999, we completed a $225 million senior secured revolving credit facility maturing December 31, 2005 for a subsidiary of Allegiance Telecom, Inc. This revolving facility will be available, subject to satisfaction of certain terms and conditions, to provide purchase money financing for the acquisition, construction and improvement of telecommunications assets by our operating subsidiaries. Borrowings under the facility will not be available until we reach certain financial and operating objectives, and then will only be available to the extent we have achieved certain further objectives and have maintained certain financial ratios and covenants. Based on our current business plan, we do not expect to draw on this facility until 2000, if at all.

     The credit facility is structurally senior to our 12 7/8% notes and Series B 11 3/4% notes issued in 1998. The facility is secured by substantially all of the assets of our subsidiaries and the stock of the Allegiance borrowing subsidiary and is guaranteed by Allegiance Telecom, Inc. Interest rates under the facility are tied to the level of debt compared to consolidated EBITDA and is initially expected to be the London Interbank Offering Rate + 3.75%. The current commitment fee on the undrawn portion of the facility is 1.50% of the total amount of the facility, with step-downs based on utilization. The facility also contains certain representations, warranties, covenants and events of default customary for credit of this nature and otherwise agreed upon by the parties.

     On April 20, 1999, we completed the public offering of 11,826,000 new shares of our common stock at a price of $38.00 per share, raising gross proceeds of $449.4 million. After underwriters' fees and other expenses, we realized net proceeds of approximately $430.3 million. On April 28, 1999, the underwriters of this offering exercised an option to purchase an additional 2,201,400 shares of common stock at the same price per share. As a result, we raised an additional $83.6 million of gross proceeds, or $80.3 million of net proceeds, at that time.

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

     State of Readiness. Generally, we have identified two areas for year 2000 review: internal systems and operations, and external systems and services. As a new enterprise, we do not have older systems that are not year 2000 ready. As we develop network and support systems, we intend to ensure that all systems will be year 2000 ready. We are purchasing our operations support systems with express specifications, warranties and remedies that all systems be year 2000 ready. In addition, we require all vendors supplying third party software and hardware to warrant year 2000 readiness. However, there can be no assurance until the year 2000 that all systems will then function adequately. Also, we intend to sell our telecommunications services to companies that may rely upon computerized systems to make payments for such services, and to interconnect certain portions of our network and systems with other companies' networks and systems. These transactions and interactions could expose our operations to year 2000 problems.

     We have completed a company-wide inventory of all computer systems on which the company relies, both within and outside of

Allegiance. We have concluded that our internal systems are year 2000 compliant. We are using the inventory to contact our external suppliers, vendors and providers to obtain information about their year 2000 readiness. Based on that information, we will assess the extent to which these external information technology and non-information technology systems, including embedded technology, could cause a material adverse effect on our operations in the event that the systems fail to properly process date-sensitive transactions after December 31, 1999.

     Our assessment of our year 2000 readiness will be ongoing as we continue to develop our own operations support systems and become reliant on the systems of additional third parties as a result of the geographic expansion of our business into additional markets. As a result, we may in the future identify a significant internal or external year 2000 issue which, if not remedied in a timely manner, could have a material adverse effect on our business, financial condition and results of operations.

     Costs to Address Year 2000 Issues. We have used our internal information technology and other personnel in identifying year 2000 issues. We do not anticipate any significant costs to make our internal systems year 2000 compliant because we do not expect any remediation to be required.

     We plan to engage a consultant during the third quarter of 1999 to review:

     o the process that we have undertaken to determine the extent of our year 2000 readiness,

     o    the results of our internal inventory of systems,

     o our conclusions concerning the year 2000 readiness of our internal systems, and

     o responses we expect to receive from vendors and other third parties regarding potential year 2000 exposure through our business relationships with them.

     We are estimating that such consultant's fees and expenses will not exceed $200,000.

     Because no material year 2000 issues have yet been identified in connection with external sources, we cannot reasonably estimate costs that may be required for remediation or for implementation of contingency plans. As we gather information relating to external sources of year 2000 issues, we will reevaluate our ability to estimate costs associated with year 2000 issues. There can be no assurance that as additional year 2000 issues are addressed, our costs to remediate such issues will be consistent with our historical costs.

     Risks of Year 2000 Issues. We cannot reasonably ascertain the extent of the risks involved in the event that any one system fails to process date-sensitive calculations accurately because we have not identified any material year 2000 issues. Potential risks include:

     o the inability to process customer billing accurately or in a timely manner;

     o the inability to provide accurate financial reporting to management, auditors, investors and others;

     o litigation costs associated with potential suits from customers and investors;

     o delays in implementing other information technology projects as a result of work by internal personnel on year 2000 issues;

     o delays in receiving payment or equipment from customers or suppliers as a result of their systems' failure; and

     o    the inability to occupy and operate in a facility.

     Any one of these risks, if they materialize, could individually have a material adverse effect on our business, financial condition or results of operations.

     All of our information technology and non-information technology systems and products relating to our external issues are manufactured or supplied by other companies outside of our control. As a result, we cannot assure you that the systems of any of those companies will be year 2000 ready. In particular, we will be dependent upon other ILECs, long distance carriers and other companies for interconnection and completion of off-network calls. These interconnection arrangements are material to our ability to conduct our business and failure by any of these providers to be year 2000 ready may have a material adverse effect on our business in the affected market. Moreover, although we have taken every precaution to purchase our internal systems to be fully year 2000 ready, there can be no assurance that every vendor will fully comply with the contract requirements. If some or all of our internal and external systems fail or are not year 2000 ready in a timely manner, there could be a material adverse effect on our business, financial condition or results of operations.

     Contingency Plans. Even though we have not identified any specific year 2000 issues, we believe that the design of our networks and support systems could provide Allegiance with certain operating contingencies in the event material external systems fail. In all of our markets, however, we have or intend to establish interconnection agreements with the ILECs and other regional and international carriers. If one of these carriers fails for any reason, including year 2000 problems, there may be little we can do to mitigate the impact of such a failure on our operations.

     We have developed contingency plans for all of our operating support systems. If we should experience year 2000 issues with any of these operating support systems, we will have our personnel resort to the manual systems which we used prior to implementing the operating support systems, during the period that remediation efforts would be undertaken.

     We have attempted to ensure that our own operating facilities and systems are fully backed up with auxiliary power generators capable of operating all equipment and systems for indeterminate periods should power supplies fail, subject to the availability of fuel to run these generators. We also have the ability to relocate headquarters and administrative personnel to other Allegiance facilities should power and other services at our Dallas headquarters fail. Because of the inability of our contingency plans to eliminate the negative impact that disruptions in ILEC service or the service of other carriers would create, there can be no assurance that we will not experience numerous disruptions that could have a material effect on our operations.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Allegiance intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believes," "expects," "estimates," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made by or on behalf of Allegiance. These forward-looking statements are subject to many uncertainties and factors that may cause Allegiance's actual results to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and factors include, but are not limited to, Allegiance's ability to (1) timely and effectively provision new customers, (2) interconnect with and develop cooperative working relationships with ILECs, (3) develop efficient operations support systems and other back office systems, (4) install new switching facilities and other network equipment, (5) obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, (6) electronically bond with the ILECs, and (7) access necessary capital. Allegiance does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise. See our Annual Report on Form 10-K for the fiscal year ended December 31, 1998 for a discussion of the various risks relating to our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

     Our investment policy is limited by our existing bond indentures. We are restricted to investing in financial instruments with a maturity of one year or less. The indentures require investments in high quality instruments, such as obligations of the U.S. Government or any agency thereof guaranteed by the United States of America, money market deposits, and commercial paper with a rating of A1/P1.

     We are thus exposed to market risk related to changes in short-term U.S. interest rates. We manage these risks by closely monitoring market rates and the duration of our investments. We do not enter into financial or commodity investments for speculation or trading purposes and are not a party to any financial or commodity derivatives.

     Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for the calendar year 1999, based on the average 1998 earned rate on investments and including in estimated average investments the net proceeds realized from the common stock offering in April 1999, is $30.3 million. Assuming a 100 basis point drop in the average rate, we would be exposed to a $5.5 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

                                                                               QUARTER ENDING
                                                             ------------------------------------------------
                                                              MARCH      JUNE    SEPTEMBER  DECEMBER
                                                              1999       1999      1999       1999     TOTAL
                                                             -------    -------  ---------  --------   ------
                                                                              ($ IN MILLIONS)
ESTIMATED AVERAGE INVESTMENTS............................... $ 367.4    $ 651.7   $ 649.8   $ 572.4
ESTIMATED INTEREST EARNED AT ESTIMATED RATE OF 5.4% AT
  DECEMBER 31, 1998......................................... $   5.0    $   8.8   $   8.8   $   7.7   $ 30.3
ESTIMATED IMPACT OF INTEREST RATE DROP...................... $   0.9    $   1.6   $   1.6   $   1.4   $  5.5

We have outstanding long term, fixed rate notes, not subject to interest rate fluctuations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     We filed a registration statement on Form S-1 (File No. 333-74763) which became effective on March 31, 1999, whereby 14,676,000 shares of our common stock were sold at a price of $38.00 per share. Of the 14,676,000 shares of common stock sold, 11,826,000 were sold by us and 2,850,000 were sold by selling shareholders (Madison Dearborn Capital Partners II, L.P. sold 2,000,000 shares; Frontenac VII Limited Partnership sold 809,524 shares; and Frontenac Masters VII Limited Partnership sold 40,476 shares). We did not receive any of the proceeds from the sale of shares by the selling shareholders. In addition, the underwriters of this public offering, led by Salomon Smith Barney, Goldman, Sachs & Co., Donaldson, Lufkin & Jenrette, Morgan Stanley Dean Witter and Warburg Dillon Read, exercised an option to purchase 2,201,400 additional shares of our common stock at the same price per share. Net proceeds to us from this public offering totaled approximately $510.6 million, after deducting underwriting discounts and other expenses aggregating approximately $22.4 million. We intend to use substantially all of the net proceeds from this offering to fund our deployment in all 24 of our targeted markets, including but not limited to, expenditures relating to the expansion of existing networks and services, the development and acquisition of new networks and services and the funding of operating losses and working capital. None of the proceeds from this offering have been used as of June 30, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 1999 annual meeting of stockholders was held on May 12, 1999. The number of shares of common stock present at the annual meeting in person or by proxy and voting and withholding authority to vote in the election of directors was 45,263,177 or 89.8% of the common stock of Allegiance outstanding on April 9, 1999, the record date for the annual meeting.
     (b) The following nominees, having received the FOR votes set opposite their respective names, constituting a plurality of the votes cast at the annual meeting for the election of directors, were elected directors of Allegiance to terms expiring in 2002.

            Directors                          For                   Withheld
         ---------------------------------------------------------------------
         John J. Callahan                   45,255,672                 7,505

         Paul D. Carbery                    45,255,472                 7,505

         John B. Ehrenkranz                 45,253,640                 9,537

         Paul J. Finnegan                   45,253,740                 9,437

     (c) Stockholders ratified the appointment of Arthur Andersen LLP, as independent public accountants, to audit the consolidated financial statements for the current year ending December 31, 1999. The vote was 45,244,547 shares FOR and 8,500 shares AGAINST such ratification, with 10,130 shares abstaining.

ITEM 5. OTHER INFORMATION

     On August 4, 1999, Allegiance announced that it had signed an agreement with Vulcan Ventures, Inc., the investment organization of Paul G. Allen. Vulcan Ventures agreed to purchase 1.5 million shares of Allegiance common stock from Allegiance's existing private equity investors at $50 per share upon receipt of antitrust clearance. The agreement also grants Vulcan Ventures an option to purchase up to an additional 5 million shares, at $56 per share, on or before November 1, 1999, from existing private equity investors and certain other investors. Allegiance will not receive any cash from either the 1.5 million share transaction or the option transaction. In addition, after the closing of this transaction, Vulcan Ventures has the right to appoint a director to the board of Allegiance. If Vulcan Ventures acquires 2.5 million or more shares under the option, Vulcan Venture will receive the right to appoint a second director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report and made a part hereof.

         11.1 Statement regarding computation of per share loss for the three and six months ended June 30, 1999
         11.2 Statement regarding computation of per share loss for the three and six months ended June 30, 1998
         11.3 Statement regarding computation of per share loss for the three months ended June 30, 1998
         11.4 Statement regarding computation of per share loss for the six months ended June 30, 1998

         27.1     Financial Data Schedule

     (b) We filed a Current Report on Form 8-K, dated April 8, 1999, to report the closing of our senior secured revolving credit facility. At that time, we also requested confidential treatment for certain portions of our credit and guaranty agreement. We filed an amended Current Report on Form 8-K/A, dated July 20, 1999, to amend our request for confidential treatment regarding our credit and guaranty agreement.

                                   SIGNATURES

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

                                     ALLEGIANCE TELECOM, INC.

                                     By:    /s/ ROYCE J. HOLLAND
                                        ----------------------------------------
                                     Name:  Royce J. Holland
                                     Title: Chairman and Chief Executive Officer


                                     By:    /s/ THOMAS M. LORD
                                        ----------------------------------------
                                     Name:  Thomas M. Lord
                                     Title: Executive Vice President and Chief
                                            Financial Officer

Dated: August 9, 1999

                                INDEX TO EXHIBITS

 EXHIBIT NUMBER                      DESCRIPTION
 --------------                      -----------
     11.1         Statement regarding computation of per share loss for the
                  three months ended June 30, 1999

     11.2 Statement regarding computation of per share loss for the six months ended June 30, 1999

     11.3 Statement regarding computation of per share loss for the three months ended June 30, 1998

     11.4 Statement regarding computation of per share loss for the six months ended June 30, 1998

     27.1         Financial Data Schedule