Form 10-Q
period 1999-09-30
ALLEGIANCE TELECOM INC
filed 1999-11-09
CIK 1058703

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------

                                   FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER: 0-24509

                            ALLEGIANCE TELECOM, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      75-2721491
        (State or other jurisdiction                           (IRS Employer
      of incorporation or organization)                     Identification No.)

                             1950 STEMMONS FREEWAY
                                   SUITE 3026
                              DALLAS, TEXAS 75207
              (Address of principal executive offices) (Zip Code)

                                 (214) 261-7100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 8, 1999, the registrant has 64,916,716 shares of common stock, par value $0.01 per share outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

                                                              PAGE
                                                              NO.
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements..............................    3
     Condensed Consolidated Balance Sheets as of September
      30, 1999 and December 31, 1998........................    3
     Condensed Consolidated Statements of Operations for the
      three and nine months ended September 30, 1999 and
      1998..................................................    4
     Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1999 and 1998.........    5
     Notes to Condensed Consolidated Financial Statements...    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   12
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   23
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   24
  Item 2. Changes in Securities and Use of Proceeds.........   24
  Item 3. Defaults Upon Senior Securities...................   24
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   24
  Item 5. Other Information.................................   24
  Item 6. Exhibits and Reports on Form 8-K..................   24
  Signatures................................................   25

                         PART I. FINANCIAL INFORMATION

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)     (AUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  582,446      $ 262,502
  Short-term investments....................................       27,196        143,390
  Short-term investments, restricted........................       25,727         25,543
  Accounts receivable (net of allowance for doubtful
     accounts of $2,900 and $577, respectively).............       23,762          6,186
  Prepaid expenses and other current assets.................        6,390          1,243
                                                               ----------      ---------
          Total current assets..............................      665,521        438,864
PROPERTY AND EQUIPMENT, NET.................................      345,130        144,860
OTHER NON-CURRENT ASSETS:
  Deferred debt issuance costs (net of accumulated
     amortization of $2,039 and $734, respectively).........       20,973         16,078
  Goodwill (net of accumulated amortization of $2,904)......       30,748             --
  Long-term investments, restricted.........................       25,513         36,699
  Other assets, net.........................................        7,359          1,373
                                                               ----------      ---------
          Total other non-current assets....................       84,593         54,150
                                                               ----------      ---------
          Total assets......................................   $1,095,244      $ 637,874
                                                               ==========      =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Accounts payable.......................................   $   49,466      $  20,981
     Accrued liabilities and other..........................       42,491         26,177
                                                               ----------      ---------
          Total current liabilities.........................       91,957         47,158
  LONG-TERM DEBT............................................      505,677        471,652
  REDEEMABLE WARRANTS.......................................           --          8,634
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY:
     Preferred stock -- $.01 par value, 1,000,000 shares
      authorized, no shares issued or outstanding at
      September 30, 1999 and December 31, 1998..............           --             --
     Common stock -- 64,890,147 and 50,341,554 shares issued
      and 64,864,835 and 50,341,554 outstanding at September
      30, 1999 and December 31, 1998, respectively..........          649            503
     Common stock in treasury, at cost, 25,312 and no shares
      at September 30, 1999 and December 31, 1998...........           (5)            --
     Warrants...............................................        3,896             --
     Additional paid-in capital.............................      940,029        416,730
     Deferred compensation..................................      (15,583)       (14,617)
     Deferred management ownership allocation charge........      (10,640)       (26,224)
     Accumulated deficit....................................     (420,736)      (265,962)
                                                               ----------      ---------
          Total stockholders' equity........................      497,610        110,430
                                                               ----------      ---------
          Total liabilities and stockholders' equity........   $1,095,244      $ 637,874
                                                               ==========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              1999          1998          1999          1998
                                           -----------   -----------   -----------   -----------
                                           (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
REVENUES.................................  $    32,051   $     2,786   $    59,773   $     4,201
OPERATING EXPENSES:
  Network................................       18,284         2,920        38,626         4,506
  Selling, general and administrative....       40,303        13,300        98,539        26,076
  Management ownership allocation
     charge..............................        4,329       160,534        15,584       160,534
  Non-cash deferred compensation.........        2,010         1,390         5,841         3,759
  Depreciation and amortization..........       17,948         2,492        35,085         3,705
                                           -----------   -----------   -----------   -----------
          Total operating expenses.......       82,874       180,636       193,675       198,580
                                           -----------   -----------   -----------   -----------
          Loss from operations...........      (50,823)     (177,850)     (133,902)     (194,379)
OTHER (EXPENSE) INCOME:
  Interest income........................        8,876         7,463        23,159        13,059
  Interest expense.......................      (14,446)      (13,380)      (43,902)      (25,278)
                                           -----------   -----------   -----------   -----------
          Total other (expense) income...       (5,570)       (5,917)      (20,743)      (12,219)
NET LOSS.................................      (56,393)     (183,767)     (154,645)     (206,598)
ACCRETION OF REDEEMABLE PREFERRED STOCK
  AND WARRANT VALUES.....................           --          (125)         (130)      (11,844)
                                           -----------   -----------   -----------   -----------
NET LOSS APPLICABLE TO COMMON STOCK......  $   (56,393)  $  (183,892)  $  (154,775)  $  (218,442)
                                           ===========   ===========   ===========   ===========
NET LOSS PER SHARE, basic and diluted....  $     (0.87)  $     (3.69)  $     (2.62)  $    (13.02)
                                           ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, basic and diluted.........   64,800,773    49,794,368    58,988,867    16,780,802
                                           ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             NINE MONTHS ENDED   NINE MONTHS ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                                   1999                1998
                                                             -----------------   -----------------
                                                                (UNAUDITED)         (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss.................................................      $(154,645)          $(206,598)
  Adjustments to reconcile net loss to cash used in
     operating activities --
     Depreciation and amortization.........................         35,085               3,705
     Provision for uncollectible accounts receivable.......          2,193                 153
     Accretion of investments..............................         (3,320)                 --
     Accretion of senior discount notes....................         24,523              20,114
     Amortization of original issue discount...............            598                 388
     Amortization of deferred debt issuance costs..........          1,305                 486
     Amortization of management ownership allocation charge
       and deferred compensation...........................         21,425             164,293
  Changes in assets and liabilities --
     Increase in receivables...............................        (19,339)             (2,181)
     Increase in prepaid expenses and other current
       assets..............................................         (5,006)             (1,466)
     Increase in other assets..............................           (574)             (1,097)
     Increase (decrease) in accounts payable...............          7,157              (1,454)
     Increase in accrued liabilities and other.............         26,290              13,159
                                                                 ---------           ---------
          Net cash used in operating activities............        (64,308)            (10,498)
Cash Flows from Investing Activities:
  Purchases of property and equipment......................       (215,893)            (63,550)
  Purchases of investments.................................        (61,467)           (120,149)
  Proceeds from redemption of investments..................        191,983                  --
  Purchase of subsidiaries, net of cash acquired...........        (34,878)                 --
                                                                 ---------           ---------
          Net cash used in investing activities............       (120,255)           (183,699)
Cash Flows from Financing Activities:
  Proceeds from issuance of senior notes...................             --             443,212
  Proceeds from issuance of redeemable warrants............             --               8,184
  Deferred debt issuance costs.............................         (6,679)            (16,812)
  Proceeds from issuance of redeemable preferred stock.....             --                  --
  Proceeds from initial public offering....................             --             137,757
  Proceeds from secondary stock offering...................        510,618                  --
  Proceeds from exercise of warrants.......................              3                  --
  Proceeds from stock options exercised....................            263                  --
  Proceeds from issuance of common stock under the Employee
     Stock Discount Purchase Plan..........................            886                  --
  Proceeds from redeemable capital contributions...........             --              20,880
  Purchase of treasury stock...............................             (5)                 --
  Other financing activities...............................           (579)                 (5)
                                                                 ---------           ---------
          Net cash provided by financing activities........        504,507             593,216
                                                                 ---------           ---------
          Net increase in cash and cash equivalents........        319,944             399,019
          Cash and cash equivalents, beginning of period...        262,502               5,726
                                                                 ---------           ---------
          Cash and cash equivalents, end of period.........      $ 582,446           $ 404,745
                                                                 =========           =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

1. GENERAL

     Allegiance Telecom, Inc., a competitive local exchange carrier ("CLEC"), seeks to become a leading provider of voice, data, and Internet services to business, government, and other institutional users in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the "Company."

     The Company's development plan is focused on offering services in 24 of the largest U.S. metropolitan areas. As of September 30, 1999, Allegiance is operational in 17 markets: Atlanta, Boston, Chicago, Dallas, Fort Worth, Houston, Long Island, Los Angeles, New York, Northern New Jersey, Oakland, Orange County, Philadelphia, San Diego, San Francisco, San Jose, and Washington, D.C.; and is in the process of deploying networks in two other markets: Detroit and Baltimore.

     The Company's success will be affected by the problems, expenses, and delays encountered in connection with the formation of any new business, and the competitive environment in which the Company intends to operate. The Company's performance will further be affected by its ability to assess potential markets, implement expanded interconnection and collocation with the facilities of incumbent local exchange carriers ("ILECs"), lease adequate trunking capacity from and otherwise develop efficient and effective working relationships with the ILECs and other carriers, purchase and install switches in additional markets, implement efficient operations support systems and other back office systems, develop a sufficient customer base, and attract, retain, and motivate qualified personnel. The Company's networks and the provisioning of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

     Expenses are expected to exceed revenues in each location in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take a number of years, and positive cash flows from operations are not expected in the near future.

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

3. CHANGE IN ACCOUNTING POLICY

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

     The Redeemable Warrants are redeemable for cash, upon the occurrence of a repurchase event. A repurchase event is defined to occur when (i) the Company consolidates or merges into another person if the common stock thereafter issuable upon exercise of the Redeemable Warrants is not registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or (ii) the Company sells all or substantially all of its assets to another person, if the common stock thereafter issuable upon exercise of the Redeemable Warrants is not registered under the Exchange Act, unless the consideration for such a transaction is cash.

     Through March 31, 1999, the Company was recognizing the future potential redemption value of the Redeemable Warrants by recording accretion to their estimated fair market value at February 3, 2008, using the effective interest method. Accretion of $130 was recorded during the three months ended March 31, 1999, and accretion of $125 and $323 was recorded during the three and nine months ended September 30, 1998, respectively.

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

4. ACQUISITIONS:

     During the three months ended June 30, 1999, the Company acquired certain assets of ConnecTen, L.L.C. and the Internet service providers ConnectNet, Inc. and Kivex, Inc. for cash. Summary information regarding the acquisitions is as follows:

BUSINESS NAME                            ACQUISITION DATE   PERCENTAGE ACQUIRED   PURCHASE PRICE
-------------                            ----------------   -------------------   --------------
ConnecTen, L.L.C. .....................    April 1, 1999          N/A                $   750
ConnectNet, Inc. ......................   April 28, 1999    100%                     $ 2,500
Kivex, Inc. ...........................    June 30, 1999    100%                     $34,545

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

     The following presents the unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 1999 and 1998 as if the acquisition of Kivex, Inc. had been consummated at the beginning of each of the periods presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The pro forma results of operations for ConnecTen, L.L.C. and ConnectNet, Inc. are not included in this table as the results would not have been material to the Company's results of operations.

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------   ---------------------
                                                    1999       1998        1999        1998
                                                  --------   ---------   ---------   ---------
Revenues........................................  $ 32,051   $   3,837   $  63,711   $   6,844
Net loss before extraordinary items.............   (56,393)   (189,300)   (165,501)   (231,748)
Net loss applicable to common stock.............   (56,393)   (189,300)   (165,501)   (231,748)
Net loss per share, basic and diluted...........     (0.87)      (3.80)      (2.81)     (13.81)

5. PROPERTY AND EQUIPMENT

     Property and equipment includes network equipment, leasehold improvements, software, office equipment and other, furniture and fixtures, and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated once placed in service using the straight-line method. Interest expense for the three months ended September 30, 1999 and 1998, was $16,145 and $14,231, respectively, before the capitalization of $1,699 and $851 of interest related to construction-in-progress for the three months ended September 30, 1999 and 1998, respectively. Interest expense for the nine months ended September 30, 1999 and 1998, was $48,051 and $27,073, respectively, before the capitalization of $4,149 and $1,795 of interest related to construction-in-progress for the nine months ended September 30, 1999 and 1998, respectively. Repair and maintenance costs are expensed as incurred.

     Property and equipment at September 30, 1999 and December 31, 1998, consisted of the following:

                                                                                    USEFUL
                                                   SEPTEMBER 30,   DECEMBER 31,     LIVES
                                                       1999            1998       (IN YEARS)
                                                   -------------   ------------   ----------
Network equipment................................    $221,116        $ 67,304         5-7
Leasehold improvements...........................      44,138          24,483        5-10
Software.........................................      23,215           7,840           3
Office equipment and other.......................       8,174           4,384           2
Furniture and fixtures...........................       6,635           2,420           5
                                                     --------        --------
Property and equipment, in service...............     303,278         106,431
Less: Accumulated depreciation...................     (40,697)         (9,015)
                                                     --------        --------
Property and equipment in service, net...........     262,581          97,416
Construction-in-progress.........................      82,549          47,444
                                                     --------        --------
  Property and equipment, net....................    $345,130        $144,860
                                                     ========        ========

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

6. OTHER ASSETS

     Other assets at September 30, 1999 and December 31, 1998 consisted of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Acquired subscriber lists...................................     $5,500          $   --
Acquired workforces.........................................        205              --
Advanced payment on capital leases..........................        248              --
Long-term deposits..........................................      1,418           1,373
Other.......................................................        529              --
                                                                 ------          ------
Total other assets..........................................      7,900           1,373
Less: Accumulated amortization..............................       (541)             --
                                                                 ------          ------
          Other assets, net.................................     $7,359          $1,373
                                                                 ======          ======

     Acquired subscriber lists and acquired workforces were obtained in connection with the acquisitions (see Note 4) during the three months ended June 30, 1999. These assets are being amortized over their estimated useful lives of three years using the straight-line method.

7. CAPITALIZATION:

  Common Stock

     During the three and nine months ended September 30, 1999, 15,828 and 83,057 shares of common stock were issued under the Company's Employee Stock Discount Purchase Plan for proceeds of $357 and $886, respectively.

  Warrants

     During the three and nine months ended September 30, 1999, 72,000 and 247,139 Warrants, formerly referred to as Redeemable Warrants (see Note 3), were exercised to purchase 105,045 and 360,538 shares of common stock, respectively. Fractional shares are not issued, cash payments are made in lieu thereof, according to the terms of the Warrant Agreement. At September 30, 1999 and December 31, 1998, 197,861 and 445,000 Warrants, respectively, were outstanding.

8. LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Series B 11 3/4% Notes, face amount $445,000 due February
15, 2008, effective interest rate of 12.21%, at accreted
value.......................................................    $295,470        $270,526
12 7/8% Senior Notes, face amount $205,000 due May 15, 2008,
  effective interest rate of 13.24%, at accreted value......     201,196         201,019
Other.......................................................       9,011             107
                                                                --------        --------
          Total long-term debt..............................    $505,677        $471,652
                                                                ========        ========

     Included in accrued liabilities and other at September 30, 1999 is $1,795 currently payable under capital lease obligations.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

  Revolving Credit Facility

     On April 1, 1999, the Company completed a $225 million senior secured revolving credit facility maturing December 31, 2005 (the "Credit Facility"). The Credit Facility will be available, subject to satisfaction of certain terms and conditions, to provide purchase money financing for the acquisition, construction and improvement of telecommunications assets. Initial borrowings under the Credit Facility will not be available until certain financial and operating objectives are met. Further borrowings will only be available to the extent certain further objectives are met and certain other financial ratios and covenants are maintained.

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

     No advances have been made to the Company through the Credit Facility as of September 30, 1999.

9. COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various operating lease agreements, with expirations through 2009, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of September 30, 1999 are as follows:

1999.......................................................  $ 4,173
2000.......................................................   16,873
2001.......................................................   15,939
2002.......................................................   13,099
2003.......................................................   10,134
2004.......................................................    6,508
Thereafter.................................................   21,355

     Total rent expense for the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998, was $2,694, $815, $6,190, and $1,576, respectively.

10. EARNINGS (LOSS) PER SHARE:

     The net loss per share amounts included on the condensed consolidated statements of operations and the number of shares outstanding on the condensed consolidated balance sheets reflect a 426.2953905 for-one stock split, which occurred in connection with the initial public offering of common stock on July 7, 1998. The redeemable preferred stock, warrants and options are not included in the diluted net loss per share calculation as the effect from the conversion would be antidilutive. The net loss applicable to common stock includes the accretion of redeemable preferred stock and warrant values of $0 and $125 for the three months ended

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

September 30, 1999 and 1998, respectively, and $130 and $11,844 for the nine months ended September 30, 1999 and 1998, respectively.

11. COMPREHENSIVE INCOME:

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes reporting and disclosure requirements for comprehensive income and its components within the financial statements. The Company's comprehensive income components were immaterial for the three and nine months ending September 30, 1999 and 1998; therefore, comprehensive income is the same as net income for all periods.

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

     - reduce initial capital expenditures in each market, allowing us to focus our initial capital resources on the critical areas of sales, marketing, and operations support systems, instead of on constructing extensive fiber optic networks to each customer;

     - improve return on capital by generating revenue with a smaller capital investment;

     - defer capital expenditures for network assets so that most of such expenditures will be incurred when revenue generated by customer demand is available to finance them; and

     - address attractive service areas selectively throughout target markets and not just in those areas where we own network transmission facilities.

     We believe that our smart build approach allows us to develop a market network by making up-front capital expenditures of approximately 25% of the total capital expenditures required to develop such a network as compared with initial capital expenditures of approximately 50% made under traditional build-out models. The level of up-front capital required to develop a network will vary depending on a number of factors. These factors include:

     - the size of the market;

     - the cost of development of our network in each market;

     - the degree of penetration of the market;

     - the extent of price and service competition for telecommunications services;

     - regulatory and technological developments; and

     - our ability to negotiate favorable prices for purchases of equipment and for capital leases of fiber networks.

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

     We have rapidly deployed our networks since commencing service. We were operating in 17 markets across the United States as of September 30, 1999, and we commenced operations in Baltimore in October 1999. We have had significant success in selling services to customers, with approximately 262,100 lines sold since beginning our sales efforts in January 1998. The table below provides selected key operational data for the quarters ended:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                1999             1998
                                                            -------------    -------------
Markets Served............................................            17                3
Number Of Switches Deployed...............................            13                3
Central Office Collocations...............................           260               54
Addressable Market (Business Lines).......................   8.4 million      2.0 million
Lines Sold................................................        69,800           22,300
Lines Installed...........................................        59,100           14,900
Sales Force Employees.....................................           608              195
Total Employees...........................................         1,525              462

     We believe in pre-funding each of our markets. Thus, we do not begin to develop a new market until we have raised the capital that we project to be necessary to build our network and operate that market to the point at which operating cash flow from the market is sufficient to fund such market's operating costs and capital expenditures.

  Results of Operations -- Three and Nine Months Ended September 30, 1999 Compared With Three and Nine Months Ended September 30, 1998

     We initiated service by buying phone lines at wholesale prices and then reselling them to customers in Dallas during December 1997. We began providing service using our own switch and transmission equipment in April 1998 to customers in New York City. We generated revenues of $2.8 million during the third quarter of 1998 and $4.2 million for the nine months ended September 30, 1998. Total lines installed as of September 30, 1998 were 25,900 and we had sold a total of 43,400 lines as of that same date.

     Throughout the remainder of 1998, we initiated facilities based services in Atlanta, Boston, Chicago, Dallas, Fort Worth, Los Angeles, Oakland and San Francisco. During 1999, we commenced operations in Philadelphia (in January
1999), in Washington, D.C., including suburban Maryland and Virginia, and San Jose (each in March 1999), in Houston (in April 1999), in Northern New Jersey (in May 1999), in San Diego (in July 1999), in Long Island (in August 1999), in Orange County (in September 1999) and in Baltimore (in October 1999). We plan to begin operations in Detroit during the fourth quarter of 1999 for which we have already raised the necessary capital. This will provide a year-end total of 19 markets.

     Although we initiated resale of local services in Dallas in 1997, reselling local service is not our core focus and comprises a small percentage of our sales. We now generally resell local services only to provide a comprehensive telecommunications solution to a customer that has a need for local services both within and outside of our markets. In these cases, we resell services to those locations that are not within markets where we have facilities. We earn significantly higher margins by providing facilities based services instead of resale services and our sales teams have focused their efforts almost exclusively on selling services that require the use of our facilities. Facilities based lines represented 87% of all lines installed at September 30, 1999.

     During the third quarter of 1999, we generated approximately $32.1 million of revenue. For the nine months ended September 30, 1999, we generated approximately $59.8 million of revenue. Approximately

$11.6 million and $25.5 million for the three and nine months ending September 30, 1999, respectively, was local service revenue consisting of:

     - the monthly recurring charge for basic service;

     - usage based charges for local calls in certain markets;

     - charges for services such as call waiting and call forwarding; and

     - to a lesser extent, non-recurring charges, such as charges for additional lines for an existing customer.

     Access charges and local interconnection charges, which we earn by connecting our local service customers to their selected long distance carriers for outbound calls or by delivering inbound local and long distance traffic to our local service customers, including our Internet wholesale customer group, accounted for $15.3 million of our third quarter 1999 revenues and $27.1 million of our revenues for the first nine months of 1999.

     Some interexchange carriers, including AT&T and Sprint, have challenged the switched access rates of Allegiance and other CLECs and have withheld some payments for the switched access services that they continue to receive. On July 5, 1999, the FCC issued a ruling to address this issue in the context of a complaint case filed by MGC Communications, Inc., a CLEC that had not been receiving payments from AT&T. In that ruling, the FCC stated that "AT&T is liable to MGC, at MGC's tariffed rate, for the originating access service that it received . . ." In response to that FCC decision, AT&T filed a Petition for Review with the FCC on August 5, 1999. The FCC has not yet ruled on that Petition.

     It is our belief that the FCC's decision in the MGC/AT&T matter has established the approach that will be applied for all similarly-situated CLECs. We believe that Allegiance is similarly situated. Further, the FCC is reviewing the switched access rate level issue and related matters in its Access Charge Reform docket. The Company is an active participant in that proceeding.

     In light of the FCC's decision, we believe that we will ultimately receive payment, plus interest, from AT&T, Sprint and any other interexchange carrier that withholds payment for switched access services that we provide. Our switched access rates may be adjusted to comport with future decisions of the FCC or state commissions; however, we do not expect any such adjustment to have a material effect on our revenues.

     Long distance revenues during the third quarter and first nine months of 1999 amounted to $.9 million and $1.7 million, respectively. For the three and nine months ended September 30, 1998, we earned $.2 million and $.4 million, respectively, in long distance revenue.

     Internet access and other Internet revenues accounted for $4.0 million and $5.0 million of third quarter and year-to-date 1999 revenues, respectively. We are using the purchase accounting method to account for the acquisitions of the common stock of Kivex, Inc. and ConnectNet, Inc. and the acquisition of certain assets of ConnectTen, L.L.C. We have recognized the revenues earned since the ConnectTen, L.L.C. and ConnectNet, Inc. transactions, both of which closed in April 1999, and the Kivex, Inc. transaction which closed June 30, 1999, in our condensed consolidated statement of operations for the period ending September 30, 1999. Kivex, Inc. revenues contributed approximately $2.4 million to consolidated revenues for the third quarter of 1999. The other two companies' revenues are immaterial to quarterly revenues.

     All other sources of revenue accounted for approximately $.3 million during the third quarter of 1999 and $.5 million for the nine months ending September 30, 1999. Other revenues for the three and nine months ended September 30, 1998 were immaterial.

     As described above, we have completed three acquisitions prior to the beginning of the third quarter of 1999. Additional acquisitions during the remainder of 1999 may further increase revenues and revenue yield. We have had discussions, and will continue to have discussions in the foreseeable future, concerning other potential acquisitions of internet service providers and other providers of telecommunications services.

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

     Without electronic bonding, confirmation of receipt and installation of orders has taken from two business days to one month. Electronic bonding is expected to improve productivity by decreasing the period between the time of sale and the time a customer's line is installed. We completed testing in the third quarter of 1999 and are now electronically bonding with Bell Atlantic in Boston and with Southwestern Bell in Dallas. Testing with Pacific Bell in California was completed during the third quarter 1999 on the electronic data interface which is now in use there. We are currently testing electronic bonding with Ameritech and Bell Atlantic in their Southern region. If successful, we expect to be electronically bonding with these companies during the fourth quarter of 1999. We will begin testing with GTE and with BellSouth during the fourth quarter of 1999 or early in 2000.

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

     Network expenses increased to $18.3 million in the third quarter of 1999 from $2.9 million in the third quarter of 1998. For the nine months ending September 30, 1999 and 1998, network expenses were $38.6 million and $4.5 million, respectively. This sharp increase is consistent with the deployment of our networks and initiation and growth of our services during 1999 and 1998. Network expenses represent:

     - the cost of leasing high capacity digital lines that interconnect our network with ILEC networks;

     - the cost of leasing high capacity digital lines that connect our switching equipment to Allegiance transmission equipment located in ILEC central offices;

     - the cost of leasing local loop lines which connect our customers to our network;

     - the cost of completing local and long distance calls originated by our customers;

     - the cost of leasing space in ILEC central offices for collocating Allegiance transmission equipment; and

     - the cost of leasing our nationwide Internet network.

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

     We incur "reciprocal compensation" costs in providing both voice and data services and expect reciprocal compensation costs to be a major portion of our cost of services. We must enter into an interconnection agreement with the ILEC in each market to make widespread calling available to our customers. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks. Generally, a carrier must compensate another carrier when a local call by the first carrier's customer terminates on the other carrier's network. These reciprocal compensation costs will grow as our customers' outbound calling volume grows. We expect, however, to generate increased revenue from the ILECs as inbound calling volume to our customers increases. If our customers' outbound call volume is equivalent to their inbound call volume, our reciprocal compensation costs paid to the ILECs will be substantially offset by the reciprocal compensation revenues we receive from them.

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

     We lease high capacity digital lines that comprise our Internet network, and currently have servers in New York, Dallas and San Francisco. The absolute costs of these lines will increase as we add customers, open new markets and connect additional markets to our Internet network. However, these costs generally increase in line with increases in Internet revenues and we expect that they will be relatively consistent from period to period when measured as a percentage of revenues.

     Selling, general and administrative expenses increased to $40.3 million in the third quarter of 1999 from $13.3 million in the third quarter of 1998, primarily due to the growth of our business. On a year-to-date basis, selling, general and administrative expenses increased to $98.5 million for the first nine months of 1999 from $26.1 million during the first nine months of 1998. Selling, general and administrative expenses include salaries and related personnel costs, facilities costs, and legal and consulting fees. The number of employees increased to 1,525 as of September 30, 1999, from 462 as of September 30, 1998. As of September 30, 1999, the sales force, including sales managers and sales administrators had grown to 608. We had a sales force of 195 as of September 30, 1998. During the remainder of 1999, we expect the number of sales personnel to grow by approximately 50. We currently do not use agents to sell services nor do we currently use any print or other media advertising campaigns. As we continue to grow in terms of number of customers and call volume, we expect that ongoing expenses for customer care and billing will increase.

     We amortized $4.3 million of the deferred management ownership allocation charge, a non-cash charge to income, during the third quarter of 1999 and $15.6 million over the first nine months of 1999. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of

Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.4 million as a non-cash, non-recurring charge to operating expense and $71.1 million as a deferred management ownership allocation charge. We amortized $38.1 million of the deferred charge in the third quarter of 1998. We will further amortize this deferred charge at $3.2 million, $7.2 million and $.2 million during the remainder of 1999, 2000 and 2001, respectively. This period is the time-frame over which we have the right to repurchase a portion of the securities, at the lower of fair market value or the price paid by the employee, in the event the management employee's employment with Allegiance is terminated.

     In addition to the above expenses, we recognized $2.0 million and $1.4 million of amortization of deferred stock compensation expense for the three months ended September 30, 1999 and 1998, respectively, also non-cash charges. During the first nine months of 1999 and 1998, we recorded $5.8 million and $3.8 million of amortization of deferred compensation expense, respectively. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and grants to employees under our 1997 Stock Option Plan and 1998 Stock Incentive Plan.

     Depreciation and amortization of property and equipment increased to $14.7 million in the third quarter of 1999 from approximately $2.5 million in the third quarter of 1998, consistent with the deployment of our networks and initiation of services in seventeen markets by September 30, 1999. For the first nine months of 1999, we recorded $31.7 million of depreciation and amortization of property and equipment, compared with $3.7 million for the first nine months of 1998.

     In connection with the acquisitions completed during the second quarter of 1999, we assigned $5.5 million of the purchase price to customer lists and $.2 million to workforces. We also recorded $33.7 million of goodwill. Each of these intangible assets is being amortized over their estimated useful lives of three years, beginning at the dates of the acquisitions, respectively. We recorded $2.7 million of amortization of goodwill and $.5 million of amortization for customer list and workforces during the third quarter of 1999. For the nine months ending September 30, 1999, we recorded $2.9 million of amortization for goodwill and $.5 million of amortization of customer list and workforces.

     Interest expense was $14.4 million and $43.9 million for the three and nine months ending September 30, 1999, respectively. For the three and nine months ending September 30, 1998, interest expense was $13.4 million and $25.3 million, respectively. Interest expense recorded during 1999 reflects the accretion of the Series B 11 3/4% Notes due 2008 and related amortization of the original issue discount, and the amortization of the original issue discount on the 12 7/8% Senior Notes due 2008. The 12 7/8% Senior Notes were issued on July 1, 1998. We capitalize a portion of our interest costs as part of the construction cost of our networks, in accordance with Statement of Financial Accounting Standards No. 34. The amount of interest capitalized during the three and nine months ended September 30, 1999 was $1.7 million and $4.1 million, respectively. For the same periods in 1998, the amounts were $.9 million and $1.8 million, respectively. Interest income for the three and nine months ending September 30, 1999 was $8.9 million and $23.2 million, respectively. Interest income for the three and nine months ending September 30, 1998 was $7.5 million and $13.1 million, respectively. Interest income results from the investment of cash and from U.S. Government securities which we purchased and placed in a pledge account to secure the semi-annual payments of interest through May 2001 on the 12 7/8% Senior Notes due 2008. Interest income during 1999 is greater than for the comparable periods in 1998 because we had additional cash generated from the initial public offering of stock and 12 7/8% Senior Notes sale in July 1998, as well as the additional sale of common stock during April 1999.

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

     Until the consummation of our initial public offering of common stock in July 1998, we also recorded the potential redemption values of redeemable convertible preferred stock, in the event that those shares would be redeemed at fair market value in August 2004. At the time of the initial public offering, such preferred stock was converted into common stock. Accordingly, the amounts accreted for the redeemable convertible preferred stock were reclassified as an increase to additional paid-in capital in the stockholders' equity section of the balance sheet, and there has been, and will be, no additional accretion of redeemable convertible preferred stock values. Accretion related to the redeemable convertible preferred stock was zero and $11.5 million for the three and nine months ending September 30, 1998, respectively.

     Our net loss for the third quarter of 1999, after amortization of the non-cash management allocation charge and amortization of deferred compensation, but before accretion of redeemable warrants, was $56.4 million and it was $154.6 million for the nine months ending September 30, 1999. Our net loss for the third quarter of 1998, after amortization of the non-cash management allocation charge and amortization of deferred compensation, but before the accretion of the redeemable convertible preferred stock and redeemable warrants, was $183.8 million and it was $206.6 million for the nine months ending September 30, 1998. After deducting accretion of redeemable warrant values, the net loss applicable to common stock was $56.4 million and $154.8 million for the three and nine months ended September 30, 1999, respectively. After deducting accretion of redeemable preferred stock and warrant values, the net loss applicable to common stock was $183.9 million and $218.4 million for the three and nine months ended September 30, 1998, respectively.

     Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company. We had EBITDA losses of $26.5 million and $77.4 million for the three months and nine months ended September 30, 1999, respectively. For the three and nine months ended September 30, 1998, we had EBITDA losses of $13.4 million and $26.4 million, respectively. In calculating EBITDA, we also exclude the non-cash charges to operations for management ownership allocation charge and deferred stock compensation expense totaling $6.3 million and $21.4 million for the three and nine months ended September 30, 1999, respectively. Amortization of management ownership allocation charge and deferred stock compensation expense for the three and nine months ended September 30, 1998 was $161.9 million and $164.3 million, respectively.

     We expect to continue to experience operating losses and negative EBITDA as a result of our development and market expansion activities. We typically do not expect to achieve positive EBITDA in any market until at least its third year of operation, however, our Dallas and Fort Worth markets have become EBITDA positive within their first 18 months of operations before taking into account allocation of corporate overhead costs.

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

     We planned to establish networks in the 24 largest U.S. metropolitan markets. We have raised more capital than was estimated to be needed to fund the operating and capital requirements to build the networks and operate the 24 targeted markets. Therefore, on September 29, 1999, we announced an enhancement and acceleration of our original business plan. The enhanced and accelerated plan includes:

     - Accelerating the rollouts of our networks in Cleveland, Denver, Miami, Seattle and St. Louis to all become operational by June 30, 2000;

     - Accelerating the deployment of HDSL2 capability to 100 collocations throughout our operational markets by the end of 1999;

     - Accelerating our buildout of collocations during 1999 to 325 compared with 300 in the original business plan;

     - Accelerating the deployment of fiber optic networks to include Houston and other markets;

     - Expanding our network in Northern New Jersey to include circuit and packet switches plus an additional 31 collocations, and;

     - Expanding our product and service offerings to include new data/Internet based products and services uniquely focused on small and medium sized businesses.

     We continue to believe that we have raised capital that is more than sufficient to completely develop all 24 markets under our enhanced and accelerated business plan. However, the actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

     - the cost of the development of our networks in each of our markets;

     - a change in or inaccuracy of our development plans or projections that leads to an alteration in the schedule or targets of our roll-out plan;

     - the extent of price and service competition for telecommunications services in our markets;

     - the demand for our services;

     - regulatory and technological developments, including additional market developments and new opportunities in our industry;

     - an inability to borrow under our senior credit facility; and

     - the consummation of acquisitions.

     Our cost of rolling out our networks and operating our business, as well as our revenues, will depend on a variety of factors, including:

     - our ability to meet our roll-out schedules;

     - our ability to negotiate favorable prices for purchases of equipment;

     - our ability to develop, acquire and integrate the necessary operations support systems and other back office systems;

     - the number of customers and the services for which they subscribe;

     - the nature and penetration of new services that we may offer; and

     - the impact of changes in technology and telecommunication regulations.

     As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements.

     We made capital expenditures of $81.8 million and $42.1 million during the third quarters of 1999 and 1998, respectively, for property, plant, equipment, software and hardware necessary in deploying our networks in our markets and providing operations and other support systems necessary in conducting our business. For the nine months ending September 30, 1999 and 1998, we made capital expenditures of $215.9 million and

$63.6 million, respectively. Allegiance also used capital during these periods to fund our operations; excess cash was used to purchase short-term investments and money market investments.

     As of September 30, 1999, we had transmission equipment collocated in 260 ILEC central offices. Under our enhanced 24 market business plan, we plan to make approximately $259 million in total capital expenditures in 1999, including purchases of switching equipment, switch and sales facilities, transmission equipment and collocation facilities.

     As of September 30, 1999, we had approximately $609.6 million of cash and short-term investments. This amount excludes $51.2 million of restricted U.S. Government securities that have been placed in a pledge account to fund interest payments on our 12 7/8% notes through May 2001.

     We completed a senior secured revolving credit facility under which we may borrow up to $225 million, subject to the satisfaction of certain terms and conditions, during the second quarter of 1999. This revolving facility will be available, subject to satisfaction of certain terms and conditions, to provide purchase money financing for the acquisition, construction and improvement of telecommunications assets by our operating subsidiaries. Borrowings under the facility will not be available until we reach certain financial and operating objectives, and then will only be available to the extent we have achieved certain further objectives and have maintained certain financial ratios and covenants. Based on our current business plan, we do not expect to draw on this facility until 2000, if at all.

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

     We have completed a company-wide inventory of all computer systems on which the company relies, both within and outside of Allegiance. We have concluded that our internal systems are year 2000 compliant. We are using the inventory to contact our external suppliers, vendors and providers to obtain information about their year 2000 readiness. Based on that information, we have assessed and will continue to assess the extent to which these external information technology and non-information technology systems, including embedded technology, could cause a material adverse effect on our operations in the event that the systems fail to properly process date-sensitive transactions after December 31, 1999.

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

     We engaged a consultant during the third quarter of 1999 to review:

     - the process that we have undertaken to determine the extent of our year 2000 readiness;

     - the results of our internal inventory of systems;

     - our conclusions concerning the year 2000 readiness of our internal systems;

     - responses we expect to receive from vendors and other third parties regarding potential year 2000 exposure through our business relationships with them, and;

     - our company-wide contingency plans.

     This work is continuing, and we expect it to be complete during November 1999. We are estimating that such consultant's fees and expenses will not exceed $200,000.

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

                                                             QUARTER ENDING
                                             ----------------------------------------------
                                             MARCH     JUNE    SEPTEMBER   DECEMBER
                                              1999     1999      1999        1999     TOTAL
                                             ------   ------   ---------   --------   -----
                                                            ($ IN MILLIONS)
ESTIMATED AVERAGE INVESTMENTS..............  $367.4   $651.7    $649.8      $572.4
ESTIMATED INTEREST EARNED AT ESTIMATED RATE
  OF 5.4% AT DECEMBER 31, 1998.............  $  5.0   $  8.8    $  8.8      $  7.7    $30.3
ESTIMATED IMPACT OF INTEREST RATE DROP.....  $  0.9   $  1.6    $  1.6      $  1.4    $ 5.5

     We have outstanding long term, fixed rate notes, not subject to interest rate fluctuations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report and made a part hereof.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          11.1           -- Statement regarding computation of per share loss for the three months ended September 30, 1999
          11.2           -- Statement regarding computation of per share loss for the nine months ended September 30, 1999
          11.3           -- Statement regarding computation of per share loss for the three months ended September 30, 1998
          11.4           -- Statement regarding computation of per share loss for the nine months ended September 30, 1998
          27.1           -- Financial Data Schedule

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

ALLEGIANCE TELECOM, INC.

              By: /s/ ROYCE J. HOLLAND                 Name: Royce J. Holland
  -------------------------------------------------    Title:   Chairman and Chief Executive Officer

               By: /s/ THOMAS M. LORD                  Name: Thomas M. Lord
  -------------------------------------------------    Title:   Executive Vice President and Chief Financial
                                                                Officer

Dated: November 9, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          11.1           -- Statement regarding computation of per share loss for the three months ended September 30, 1999
          11.2           -- Statement regarding computation of per share loss for the nine months ended September 30, 1999
          11.3           -- Statement regarding computation of per share loss for the three months ended September 30, 1998
          11.4           -- Statement regarding computation of per share loss for the nine months ended September 30, 1998
          27.1           -- Financial Data Schedule