Form 10-K405
period 1999-12-31
ALLEGIANCE TELECOM INC
filed 2000-03-29
CIK 1058703

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER: 0-24509

                            ALLEGIANCE TELECOM, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      75-2721491
          (State of Incorporation)                   (IRS Employer Identification No.)

      1950 STEMMONS FREEWAY SUITE 3026                             75207
                DALLAS, TEXAS                                   (Zip Code)
  (Address of Principal Executive Offices)

       (Registrant's Telephone Number, Including Area Code)(214) 261-7100

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.01, QUOTED ON
                           THE NASDAQ NATIONAL MARKET

     Indicate by check mark whether Allegiance (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Allegiance's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the average of the bid and asked prices on the Nasdaq National Market on March 24, 2000 of $87.281, the aggregate market value of our voting stock held by non-affiliates on such date was approximately $7,131,158,383. Shares of common stock held by directors and certain executive officers and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 2000, Allegiance Telecom, Inc. had 108,100,404 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

- Portions of Allegiance's annual report to stockholders for fiscal year ended December 31, 1999 are incorporated by reference into Parts II and IV of this report. This annual report shall be deemed "filed" with the SEC only with respect to those portions specifically incorporated by reference in this report.

- Portions of Allegiance's definitive proxy statement for the annual meeting of stockholders for the fiscal year ended December 31, 1999, which will be filed with the SEC within 120 days after the end of the fiscal year to which this annual report relates, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                       TO
             ALLEGIANCE TELECOM, INC.'S ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDING DECEMBER 31, 1999

                                                                          PAGE
                                                                          ----
RECENT DEVELOPMENTS.....................................................    1
PART I..................................................................    1
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   25
  Item 3.   Legal Proceedings...........................................   25
  Item 4.   Submission of Matters to a Vote of Security Holders.........   25
  Item 4A.  Executive Officers of Allegiance............................   26

PART II.................................................................   29
  Item 5.   Market for Allegiance's Common Stock and Related Stockholder
            Matters.....................................................   29
  Item 6.   Selected Financial Data.....................................   29
  Item 7.   Management's Discussion & Analysis of Financial Condition &
            Results of Operations.......................................   29
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................   29
  Item 8.   Consolidated Financial Statements and Supplementary Data....   30
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   30

PART III................................................................   30
  Item 10.  Directors and Executive Officers of Allegiance..............   30
  Item 11.  Executive Compensation......................................   30
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   30
  Item 13.  Certain Relationships and Related Transactions..............   30

PART IV.................................................................   30
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................   30

Index to Exhibits.......................................................  E-1

                              RECENT DEVELOPMENTS

     Allegiance declared a 3-for-2 stock split, in the form of a 50% stock dividend, to record holders as of February 18, 2000. The payment date of this stock dividend was February 28, 2000. The share numbers and stock price numbers in this annual report on Form 10-K have been adjusted to reflect this stock split.

     Allegiance sold 9,900,000 shares of common stock in an underwritten offering at a price of $70 per share on January 27, 2000. On that date, certain of Allegiance's stockholders sold an additional 5,100,000 shares of common stock in the offering at a price of $70 per share. On February 29, 2000, the underwriters exercised their option to purchase an additional 803,109 shares of common stock, at a price of $70 per share. Goldman, Sachs & Co., Salomon Smith Barney Inc., and Bear, Stearns & Co. Inc., were representatives of the several underwriters in this transaction.

     Allegiance closed its senior secured credit facilities with a syndicate of lenders led by Goldman Sachs Credit Partners L.P., Toronto Dominion (Texas) Inc., BankBoston, N.A. and Morgan Stanley Senior Funding, Inc. on February 15, 2000. The banks have committed $500 million under these facilities, subject to the satisfaction of certain terms and conditions, for general corporate purposes including working capital financing and to provide purchase money financing for the cost of design, development, acquisition, construction, installation, improvement, transportation or integration of equipment, inventory and network assets. The credit facilities consist of a seven-year $350 million revolving credit facility and a $150 million delayed draw term loan facility, which $150 million must be drawn within 24 months of closing. These facilities will mature on December 31, 2006. The borrower under the new credit facilities is Allegiance Telecom Company Worldwide, a wholly-owned subsidiary of Allegiance Telecom, Inc. The lenders are secured by a first priority security interest in substantially all of the assets of Allegiance's subsidiaries, including the capital stock and assets of the borrower and all of its subsidiaries. Drawn pricing on the new credit facilities will be tied to leverage and is initially expected to be London Interbank Offered Rate + 3.25%. The commitment fee on the unused portion will be 1.50% and will step down based on utilization.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Allegiance is a leading competitive provider of telecommunications services to small and medium-sized business, government and other institutional users in major metropolitan areas across the United States. We offer an integrated set of telecommunications services including local exchange, local access, domestic and international long distance, enhanced voice, data and a full suite of Internet services. We were operating in the following 19 markets as of December 31, 1999:
Atlanta, Baltimore, Boston, Chicago, Dallas, Detroit, Fort Worth, Houston, Long Island, Los Angeles, New York, Northern New Jersey, Oakland, Orange County, Philadelphia, San Diego, San Francisco, San Jose and Washington, D.C.

     Allegiance was founded in April 1997 by a management team led by Royce J. Holland, the former President, Chief Operating Officer and co-founder of MFS Communications, and Thomas M. Lord, a former Managing Director of Bear, Stearns & Co. Inc., where he specialized in the telecommunications, information services and technology industries.

     Allegiance believes that the Telecommunications Act, by opening the local exchange market to competition, has created an attractive opportunity for facilities-based competitive local exchange carriers like Allegiance that were created after the enactment of this legislation and specifically designed to take advantage of the opportunity it created. Most importantly, the Telecommunications Act stated that competitive local exchange carriers, known as CLECs, should be able to lease the various elements of the incumbent local exchange carrier's ("ILEC") networks, which are necessary for the cost-effective provision of service. This aspect of the Telecommunications Act, which is referred to as "unbundling" the ILEC networks, has enabled Allegiance to deploy digital switches with local and long distance capability, and lease copper wires and fiber optic lines from the ILECs, other CLECs, and other telecommunications companies, so that Allegiance can directly serve its customers. Once traffic volume growth justifies further capital investment, Allegiance leases dark fiber or otherwise acquires its own fiber network.

     Allegiance has developed procedures, together with its back office systems vendors, including MetaSolv, DSET and Lucent, that it believes will provide it with a competitive advantage in terms of reducing costs, processing large order volumes and providing customer service. Back office systems enable a phone company to enter, schedule and track a customer's order from the point of sale to the installation and testing of service. These systems also include or interface with trouble management, inventory, billing, collection and customer service systems.

     Allegiance is determined to achieve electronic bonding, the on-line and real-time connection of Allegiance's operations support systems with those of the ILECs, with each of the incumbent telecommunications companies in most of its markets by the end of 2000. Allegiance has electronically bonded with Bell Atlantic in New York City, Boston and Long Island and with Southwestern Bell in Dallas, Fort Worth and Houston. Testing with SBC Communications and Pacific Bell in California was completed during the third quarter 1999 on the electronic data interface which is now in use there. Local service requests for Allegiance's Texas and California markets are now processed electronically with SBC Communications. We have recently completed electronic bonding testing with Ameritech, and currently we are processing data for local service requests electronically with Ameritech. This electronic interface allows Allegiance to create service requests on-line, leading to faster installations of customer orders through a reduction in errors associated with multiple manual inputs. Allegiance expects electronic bonding to improve productivity by decreasing the period between the time of sale and the time a customer's line is installed in the Allegiance network. In addition, Allegiance expects that the simplified process will reduce selling, general and administrative costs.

     Allegiance intends to continue network deployment of its 36 target markets. With a strategy focusing on the central business districts and suburban commercial districts in these areas, Allegiance plans to address a majority of the non-residential access lines in most of its targeted markets.

ALLEGIANCE'S TELECOMMUNICATIONS SERVICES

     Allegiance tailors its service offerings to meet the specific needs of the business, government, and other institutional customers in its target markets. Management believes that Allegiance's close contact with customers from its direct sales force and customer care personnel enable Allegiance to tailor its service offerings to meet customers' needs and to creatively package its services to provide "one-stop shopping" solutions for those customers.

     Local Exchange Services. Allegiance offers local telephone services, including local dial tone as well as other features such as:

     - call forwarding;

     - call waiting;

     - caller number identification and/or calling name identification;

     - call transfer;

     - distinctive ringing;

     - station-to-station four-digit dialing without a private branch exchange; and

     - voice mail.

     By offering dial tone service, Allegiance also receives originating and terminating access charges for interexchange calls placed or received by its subscribers. Allegiance offers local voice services over unbundled local loops as well as high capacity lines such as T-1 connections. Allegiance also combines voice and data offerings over T-1 and digital subscriber line connections. Allegiance believes that digital subscriber line technology offers an attractive opportunity for offering local voice services at lower costs and higher gross profit margins.

     High Speed Data Services and Other Internet Services. Allegiance offers high speed data transmission services, such as:

     - wide area network interconnection, which are remote computer communications systems that allow file sharing among geographically distributed workgroups; wide area networks typically use links provided by local telephone companies; and

     - broadband Internet access, also known as "wideband," which allows large quantities of data to be transmitted simultaneously.

     These services may be provided via frame relay and dedicated point-to-point connections. In order to provide these services, Allegiance leases high capacity connections, such as multiple DS-1, DS-3, T1 or T3 connections, to medium- and large-sized business, government and other institutional customers. In 1999, Allegiance rolled out digital subscriber line ("DSL") services to its customers. DSL allows high-speed digital connectivity over traditional copper telephone lines and thereby provides an economic alternative to high-speed cable, T1 and integrated service digital networks. Allegiance is now offering symmetric (equal download and upload speeds) DSL service, facilitating the convergence of the customer's voice, high-speed data and Internet traffic on one unbundled loop. Allegiance has deployed DSL equipment to over 100 total collocations in central offices throughout its operational markets. Allegiance has also deployed asymmetric DSL equipment to collocations in Chicago, New York, Philadelphia and Washington, D.C. Also, during the third quarter of 1999, Allegiance deployed what we believe to be the industry's first commercial HDSL2 circuit, a new standard of high-bit-rate digital subscriber line. HDSL2 allows the equivalent of 1.544 megabits T1 service over a single copper wire pair rather than the two unbundled loops required under older high-bit rate digital subscriber line standards.

     Many of Allegiance's current and future target small and medium-sized business customers do not use data or Internet access services in their businesses. It is expected that small and medium-sized businesses will increasingly find the need to use these services as e-commerce and other Internet-based products develop. To facilitate this expected trend and to assist its customers in taking advantage of the opportunities offered by e-commerce and related Internet developments, on December 16, 1999, Allegiance formally announced an alliance with Go2Net, Inc. to jointly develop a customized Internet portal and a customized small business resource center for Allegiance customers.

     The customized Internet portal is designed to offer Allegiance customers communications (calendar, e-mail, contacts, instant messenger), general resources (search, weather/maps, yellow pages, knowledge links), community access (forums, discussion database), current information (news, stock portfolio) and customer care (link to Allegiance's customer support). The Allegiance customized small business resource center, which will be made available through the customized portal, will allow Allegiance customers to gain direct access to many resources that serve this segment of the business market, including office supplies, information about incorporating, trademark registration, chambers of commerce, communications services, financial services and government agencies. The Allegiance customized small business resource center will also connect customers to transaction services, such as real-time credit card processing, on-line payroll and on-line educational courses. Allegiance is independently working on expanding its Internet-based service offering to include a web-based platform for software applications hosting. Allegiance expects this aspect of its Internet initiative to provide its typical small and medium-sized business customer with software applications at a more affordable price.

     Interexchange/Long Distance Services. Allegiance offers a full range of domestic and international long distance services. These services include "1+" outbound calling, inbound toll free service and such complementary services as calling cards, operator assistance and conference calling.

     Web Hosting Services. During 1999, Allegiance started offering Web site hosting on its own computer servers to provide customers with a complete, easy to use turnkey solution that gives them a presence on the World Wide Web.

     Wholesale Services to Internet Service Providers. Allegiance believes that with the recent growth in demand for Internet services, numerous Internet service providers are unable to obtain network capacity rapidly enough to meet customer demand and eliminate network congestion problems. Allegiance supplements its core customer product offerings by providing a full array of local services to Internet service providers, including telephone numbers, managed modem switch ports and switched and dedicated access to the Internet.

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

     Although the vast majority of Allegiance's sales force is focused primarily on the small and medium-sized business segment, Allegiance also provides services to, and receives a material portion of its revenue from, large business, government, and other institutional users, as well as Internet service providers. Therefore, Allegiance has organized its sales and customer care organizations to serve each of these three market segments. Sales and marketing approaches in the telecommunications market are market-segment specific, and Allegiance believes the following are the most effective approaches with respect to its three targeted market segments:

     - Small and medium-sized businesses -- Allegiance uses direct sales with sales forces based locally in each target market and plans to offer its customized Internet portal and small business resource center to facilitate Internet access sales to this market;

     - National accounts, government, and other institutional users -- Allegiance uses account teams, established business relationships and applications sales; and

     - Wholesale carriers, primarily Internet service providers -- Allegiance uses direct sales, established business relationships, competitive pricing and integrated services.

     Allegiance organizes account executives into teams of eight persons with a team manager and a sales support specialist for each market. These teams utilize telemarketing to "qualify" leads and set up initial appointments. Allegiance closely manages the number of sales calls that account executives make per week, with the goal of eventually calling on every prospective business customer in an account executive's sales territory. Allegiance uses commission plans and incentive programs to reward and retain the top performers and encourage strong customer relationships. The sales team managers for each market report to a city sales vice president who in turn reports to a regional vice president.

     Allegiance's national account teams focus on multi-location, national companies. Through consultative selling, Allegiance is able to offer these companies one-stop shopping by leveraging the Allegiance nationwide network footprint. Allegiance's national account managers report to national account directors, who in turn report to national account division vice presidents.

     Allegiance's wholesale sales to Internet service providers are performed by regional sales managers reporting to the director of wholesale accounts, who in turn reports to the vice president of wholesale accounts. The vice president of wholesale accounts also has responsibility for government and other institutional accounts. Unlike the small and medium-sized business segment, the wholesale account program is being built by recruiting experienced account managers. The wholesale account program is supported by pre-sales engineers, program managers and service coordinators, who proactively manage the account before and after the sale.

     Allegiance has focused its efforts on developing a personalized customer care program. Allegiance's customer service representatives are available seven days a week, 24 hours a day. In addition, Allegiance has separate customer care specialists to support its national accounts. Allegiance monitors and seeks to continuously reduce the time to answer each call into its customer care department. All customer service issues are tracked and escalated to appropriate network personnel through software interfaces as well as personal management of each issue by an Allegiance customer care representative.

INFORMATION SYSTEMS AND ORDER PROVISIONING

     Allegiance is continuing to develop its customized information systems and procedures for operations support and other back office systems that it believes will provide a significant competitive advantage in terms of cost, processing large order volumes and customer service. Allegiance believes that the ability to successfully manage the process of converting customers from ILEC and other networks to the Allegiance network, especially with respect to local loops leased from ILECs, is one of the key functions required to succeed as a competitive local exchange carrier. As a result, Allegiance has devoted significant resources to this aspect of its operations and continues to develop its information systems to facilitate this function. These systems are required to enter, schedule, provision, and track a customer's order from the point of sale to the installation and testing of service and also include or interface with trouble management, inventory, billing, collection and customer service systems. The existing systems currently employed by most ILECs, CLECs and long distance carriers, which were developed prior to the passage of the Telecommunications Act, generally require multiple entries of customer information to accomplish order management, provisioning, switch administration and billing. This process is not only labor intensive, but it creates numerous opportunities for errors in provisioning service and billing, delays in installing orders, service interruptions, poor customer service, increased customer turnover, and significant added expenses due to duplicated efforts and decreased customer satisfaction.

     Allegiance believes that the practical problems and costs of upgrading existing systems are often prohibitive for companies whose existing systems support a large number of customers with ongoing service. Because Allegiance does not have systems designed prior to the expanded interaction between CLECs and ILECs introduced by the Telecommunications Act, Allegiance's team of engineering and information technology professionals experienced in the CLEC industry is free to develop operations support and other back office systems designed to facilitate a smooth, efficient order management, provisioning, trouble management, billing and collection and customer care process.

     Order Management. Allegiance has used MetaSolv's order management software to develop processes that allow the sales team not only to enter customer orders onsite, via computer and/or over the Internet, but also to monitor the status of an order as it progresses through the service initiation process.

     Provisioning Management. The licensed order management software, together with the proprietary processes developed by Allegiance to optimize the usefulness of this software, supports the design and management of the process by which Allegiance converts a customer to the Allegiance network from the local exchange network of an ILEC or other carrier, including circuit design and work flow management. The system has been designed to permit programming into the system of a standard schedule of tasks that must be accomplished to initiate service to a customer, as well as the standard time intervals during which each such task must be completed. This way, when a standard order is selected in the system, each required task in the service initiation process can be efficiently managed to its assigned time interval.

     External Interfaces. Several external interfaces are required to initiate service for a customer. While some of these are automated via gateways from the order management software, the most important interfaces, those to the ILEC, have generally been accomplished via fax or e-mail. In an effort to make this process more efficient, Allegiance and Bell Atlantic announced on January 8, 1999, the first implementation of electronic bonding between the operations support system of a facilities-based CLEC and an ILEC. Without electronic bonding, confirmation of receipt and installation of orders has taken from two business days to one month. Electronic bonding is expected to improve productivity by decreasing the period between the time of sale and the time a customer's line is installed. Allegiance has electronically bonded with Bell Atlantic in New York City, Boston and Long Island and with Southwestern Bell in Dallas, Fort Worth and Houston. Testing with SBC Communications and Pacific Bell in California was completed during the third quarter 1999 on the electronic data interface which is now in use there. Local service requests for Allegiance's Texas and California markets are now processed electronically with SBC Communications. We have recently completed electronic bonding testing with Ameritech, and currently we are processing data for local service requests electronically with Ameritech. In all of these markets, we are also working towards the electronic bonding of that portion of the billing process in which we gather customer specific information, including their current service options, and the process of identifying and resolving customer service problems.

     Electronic bonding allows Allegiance to access data from the ILEC, submit service requests electronically, and more quickly attend to errors in the local service request form because an order is bounced back immediately if the ILEC determines that there is a mistake. As a result, Allegiance expects to be able to eventually reduce the time frame required to switch service to Allegiance from approximately 25 business days to as low as five business days, as compared to three days currently required to switch to a new long distance carrier. Electronic bonding should also enable Allegiance to improve its ability to provide better customer care since Allegiance will more readily be able to pinpoint where any problems may have occurred with a customer's order.

     Network Element Administration. Allegiance has automated each element of its network. Allegiance continues to develop an interface between its order management system and the network element manager to integrate data integrity and eliminate redundant data entry.

     Customer Billing. Allegiance has selected a billing service provider that credits the collections made from Allegiance's lock-box. Customer information is electronically interfaced with this provider from Allegiance's order management system via a gateway, thereby integrating all repositories of information. We are continuing to develop other enhancements to the gateway.

     Billing Records. Local and intraLATA billing records are generated by our Lucent Series 5ESS(R)-2000 switches to record customer calling activity. The long distance carrier with whom Allegiance has a resale agreement generates InterLATA billing records for Allegiance so that it can record customer calling activity. The billing service provider will automatically process these records in order to calculate and produce bills in a customer-specified billing format.

NETWORK DEPLOYMENT AND TRAFFIC MANAGEMENT

     As of December 31, 1999, we were operating in 19 markets: Atlanta, Baltimore, Boston, Chicago, Dallas, Detroit, Fort Worth, Houston, Long Island, Los Angeles, New York, Northern New Jersey, Oakland, Orange County, Philadelphia, San Diego, San Francisco, San Jose and Washington, D.C.

     The following table sets forth the markets targeted by Allegiance and the current buildout schedule. The order and timing of network deployment may vary and will depend on a number of factors, including recruiting city management, the regulatory environment, Allegiance's results of operations and the existence of specific market opportunities, such as acquisitions. Allegiance may also elect not to deploy networks in each such market. Those markets designated for deployment in 2001 are preliminary and one or more of these may be replaced by other comparable markets.

                                        ESTIMATED TOTAL   % OF TOTAL U.S.
                                        NON-RESIDENTIAL   NON-RESIDENTIAL   INITIAL FACILITIES BASED
MARKET                                  ACCESS LINES(1)   ACCESS LINES(2)       SERVICE DATE(3)
------                                  ---------------   ---------------   ------------------------
                                        (IN THOUSANDS)
New York City........................        3,298(4)           6.7%(4)     March 1998
Dallas, TX...........................          867(5)           1.8%(5)     April 1998
Atlanta, GA..........................          612              1.2%        April 1998
Fort Worth, TX.......................           --(5)            --(5)      July 1998
Chicago, IL..........................        1,951              4.0%        September 1998
Los Angeles, CA......................        3,430(6)           7.0%(6)     October 1998
San Francisco, CA....................        2,148(7)           4.4%(7)     November 1998
Boston, MA...........................          649              1.3%        December 1998
Oakland, CA..........................           --(7)            --(7)      December 1998

                                        ESTIMATED TOTAL   % OF TOTAL U.S.
                                        NON-RESIDENTIAL   NON-RESIDENTIAL   INITIAL FACILITIES BASED
MARKET                                  ACCESS LINES(1)   ACCESS LINES(2)       SERVICE DATE(3)
------                                  ---------------   ---------------   ------------------------
                                        (IN THOUSANDS)
Philadelphia, PA.....................        1,754              3.6%        February 1999
Washington, D.C......................          871              1.8%        March 1999
San Jose, CA.........................           --(7)            --(7)      March 1999
Houston, TX..........................          765              1.6%        April 1999
Northern New Jersey..................           --(4)            --(4)      May 1999
San Diego, CA........................          790              1.6%        July 1999
Long Island, NY......................           --(4)            --(4)      August 1999
Orange County, CA....................           --(6)            --(6)      September 1999
Baltimore, MD........................          639              1.3%        October 1999
Detroit, MI..........................          821              1.7%        November 1999
Denver, CO...........................          632              1.3%        February 2000
St. Louis, MO........................          449              0.9%        March 2000
Seattle, WA..........................          779              1.6%        May 2000
Cleveland, OH........................          654              1.3%        May 2000
Miami, FL............................          769              1.6%        First Half 2000
Phoenix, AZ..........................          466              1.0%        Second Half 2000
Minneapolis/St. Paul, MN.............          562              1.1%        Second Half 2000
Tampa/St. Petersburg, FL.............          435              0.9%        Second Half 2000
Pittsburgh, PA(8)....................          512              1.0%        2001
Sacramento, CA(8)....................          449              0.9%        2001
Portland, OR(8)......................          408              0.8%        2001
Cincinnati, OH(8)....................          381              0.8%        2001
Orlando, FL(8).......................          367              0.7%        2001
Milwaukee, WI(8).....................          355              0.7%        2001
Charlotte/Gastonia, NC(8)............          327              0.7%        2001
Indianapolis, IN(8)..................          292              0.6%        2001
San Antonio, TX(8)...................          272              0.6%        2001
                                            ------             ----
          Total......................       26,704             54.5%
                                            ======             ====

---------------

(1) Data as of December 31, 1996.

(2) Based on an estimated 49.0 million U.S. non-residential access lines as of December 31, 1996.

(3) Refers to the first month during which Allegiance could offer facilities-based service or the year during which Allegiance expects to be able to offer facilities-based service based on its expanded business plan.

(4) Data for New York City also includes Northern New Jersey and Long Island,
    NY.

(5) Data for Dallas, TX also includes Fort Worth, TX.

(6) Data for Los Angeles, CA also includes Orange County, CA.

(7) Data for San Francisco, CA also includes San Jose, CA and Oakland, CA.

(8) Represents markets currently under evaluation for 2001. There can be no assurance that we will actually initiate services in these markets; we may select alternative markets.

     In the majority of its targeted markets, Allegiance initially deploys switches and collocates transmission equipment in ILEC central offices with heavy concentrations of non-residential access lines. Over time, Allegiance plans to expand its networks throughout the metropolitan areas to address the majority of the business market in each area. In some markets, such as Northern New Jersey, Allegiance does not initially deploy its own switch, but deploys transmission equipment in major central offices and routes traffic to an existing Allegiance switch until traffic growth warrants the addition of a switch to service that market. Given current traffic growth, Allegiance plans to deploy additional switches in 2000 in the following existing Allegiance markets: Northern New Jersey, Orange County and San Jose.

     After the initial implementation activities are completed in a market, Allegiance follows an ongoing capacity management plan to ensure that adequate quantities of network facilities, such as interconnection trunks are in place, and a contingency plan must be devised to address spikes in demand caused by events such as a larger-than-expected customer sale in a relatively small geographic area.

NETWORK ARCHITECTURE

     An important element of Allegiance's smart build strategy is the installation of Lucent Series 5ESS(R)-2000 digital switches and related equipment at a central location in each market. As of December 31, 1999, Allegiance had deployed 15 switches to serve nineteen markets. The switches are located in: Dallas (two switches), New York City (two switches), Atlanta, Baltimore, Boston, Chicago, Detroit, Houston, Los Angeles, Philadelphia, San Diego, San Francisco and Washington, D.C. The Allegiance nationwide network is controlled and monitored by a state of the art network operations control center located in Dallas. Locally based switch engineers and technicians also manage each switch.

     Allegiance generally leases local network trunking facilities from the ILEC and/or one or more CLECs in order to connect Allegiance's switch to major ILEC central offices serving the central business district and outlying areas of business concentrations in each market. The switch is also connected to ILEC tandem switches and certain interexchange carrier points-of-presence, the equivalent of a local phone company's central office. To access the largest number of customers possible without having to lay fiber to each of their premises, Allegiance locates access equipment such as integrated digital loop carriers and related equipment in each of the ILEC central offices in which it is connected.

     As each customer is signed up, service is provided by leasing unbundled loops from the ILEC to connect Allegiance's integrated digital loop carriers located in the serving central office to the customer premise equipment. For large business, government, or other institutional customers or for numerous customers located in large buildings, it can be more cost-effective for Allegiance to use leased ILEC or CLEC capacity in the 1.5 to 150 megabit range, or a wireless local loop leased from one of the emerging wireless CLECs, to connect the customer(s) to the Allegiance network. In this case, Allegiance will locate its integrated digital loop carriers or other equipment in the customer's building.

     Although Allegiance initially leases its local network transmission facilities from other carriers, Allegiance replaces leased capacity with fiber optic facilities, such as dark fiber, as and when it experiences sufficient traffic volume growth between its switch and specific ILEC central offices or as other factors make these arrangements more attractive. Allegiance has already implemented this next phase by operating on fiber rings obtained under long-term leases from Metropolitan Fiber Networks, Inc. in Dallas, Houston and New York. On January 3, 2000, Allegiance announced that it had entered into commitments to obtain similar fiber rings in 16 additional markets. These fiber rings are expected to provide Allegiance with a reliable diverse connection to most of its central office collocations throughout a market.

IMPLEMENTATION OF SERVICES

     To offer services in a market, Allegiance generally must secure certification from the state regulator and typically must file tariffs or price lists for the services that it will offer. The certification process varies from state to state; however, the fundamental requirements are largely the same. State regulators require new entrants to demonstrate that they have secured adequate financial resources to establish and maintain good customer service. New entrants must also show that they possess the knowledge and ability required to establish and operate a telecommunications network. Allegiance has made such demonstrations in California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Missouri, New Jersey, New York, Pennsylvania, Texas, Virginia, Washington, D.C., and Washington where Allegiance has obtained certificates to provide local exchange and intrastate toll services. Allegiance has similar applications pending in Arizona and Ohio.

     Before providing local service, a new entrant must negotiate and execute an interconnection agreement with the ILEC. While such agreements can be voluminous and may take months to negotiate, most of the key interconnection issues have now been thoroughly addressed and commissions in most states have ruled on arbitrations between the ILECs and new entrants. However, interconnection rates and conditions may be subject to change as the result of future commission actions or other changes in the regulatory environment. Under a United States Supreme Court ruling, new entrants may adopt either all or portions of an interconnection agreement already entered into by the ILEC and another carrier. Such an approach is selectively adopted by Allegiance to enable it to enter markets quickly while at the same time preserving its right to replace the adopted agreement with a customized interconnection agreement that can be negotiated once service has already been established.

     While such interconnection agreements include key terms and prices for interconnection, a significant joint implementation effort must be made with the ILEC in order to establish operationally efficient and reliable traffic interchange arrangements. Such interchange arrangements must include those between the new entrant's network and the facilities of other service providers as well as public service agencies. For example, Allegiance worked closely with Southwestern Bell to devise and implement an efficient 911 call routing plan that will meet the requirements of each individual 911 service bureau in Southwestern Bell areas that Allegiance will serve using its own switches. Allegiance meets with key personnel from 911 service bureaus to obtain their acceptance and to establish dates for circuit establishment and joint testing. Other examples of traffic interchange and interconnection arrangements utilizing the ILEC's network include connectivity to its out-of-band signaling facilities, interconnectivity to the ILEC's operator services and directory assistance personnel, and access through the ILEC to the networks of wireless companies and interexchange carriers.

     Allegiance has entered into interconnection agreements with the ILECs in each of the states in which its current geographic markets are located. In Maryland, New Jersey, New York, Pennsylvania, Virginia and Washington, D.C., however, the original interconnection agreements have expired. Allegiance is operating under the terms of these agreements while negotiating new interconnection agreements.

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

     In August 1996, the FCC released a decision establishing rules implementing the ILEC interconnection obligations described above. On July 18, 1997, the Eighth Circuit vacated certain portions of this decision and narrowly interpreted the FCC's power to prescribe and enforce rules implementing the Telecommunications Act. On January 25, 1999, the United States Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's broad authority to issue rules implementing the Telecommunications Act, although it did vacate a rule determining which network elements the incumbent local exchange carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC issued revised rules that largely reaffirmed, and in some respects expanded, the duty of incumbent carriers to offer unbundled network elements. These rules may be subject to further court appeals, and we cannot predict the outcome of such proceedings. Allegiance, however, leases only the basic unbundled network elements from the ILEC and therefore does not expect reconsideration of the unbundling rules to have an adverse effect on its smart build strategy.

     On December 9, 1999, the FCC released an order requiring the incumbent carriers to offer "line sharing" arrangements that will permit competitors like Allegiance to offer DSL service over the same copper wires used by the incumbent to provide voice service. The specific prices and terms of these arrangements will be determined by future decisions of state utility commissions, and cannot be predicted at this time. The FCC's ruling may also be challenged in court. Allegiance expects, however, that this order, if implemented, will allow Allegiance to offer DSL services at a lower cost than is now possible.

     On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain FCC rules relating to collocation of competitors' equipment in ILEC central offices. This decision requires the FCC to limit collocation to equipment that is "necessary" for interconnection with the ILEC or access to the ILEC's unbundled network elements. Allegiance believes that all of the equipment it currently places in collocation arrangements is necessary for these purposes, and therefore its collocation arrangements should not be adversely affected by the court decision. However, any disputes over the "necessary" status of particular items of equipment may have to be resolved by the FCC or by state commissions, and such disputes could adversely affect Allegiance's collocation plans.

     While these court and FCC proceedings were pending, Allegiance entered into interconnection agreements with a number of ILECs through negotiations or, in some cases, adoption of another CLEC's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. However, it is uncertain whether Allegiance will be able to obtain renewal of these agreements on favorable terms when they expire.

     The Telecommunications Act codifies the ILECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in telecommunications equipment manufacturing. The Telecommunications Act permits the regional Bell operating companies to enter the out-of-region long distance market immediately upon its enactment. Further, provisions of the Telecommunications Act permit a regional Bell operating company to enter the long distance market in its in-region states if it satisfies several procedural and substantive requirements, including:

     - obtaining FCC approval upon a showing that the regional Bell operating company has entered into interconnection agreements or, under some circumstances, has offered to enter into such agreements in those states in which it seeks long distance relief;

     - the interconnection agreements satisfy a 14-point "checklist" of competitive requirements; and

     - the FCC is satisfied that the regional Bell operating company's entry into long distance markets is in the public interest.

     The FCC recently granted approval to Bell Atlantic to provide in-region long distance service in New York. In addition, SBC Communications has filed a petition to offer such service in Texas. It is possible that other regional Bell operating companies may petition and receive approval to offer long distance services in one or more states. This may have an unfavorable effect on Allegiance's business. Allegiance is legally able to offer its customers both long distance and local exchange services, which the regional Bell operating companies, other than Bell Atlantic in New York, currently may not do. This ability to offer "one-stop shopping" gives Allegiance a marketing advantage that it would no longer enjoy. See "-- Competition".

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million, and expanded the federal subsidies for local exchange telephone services provided to low-income consumers. The FCC more recently adopted rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Providers of interstate telecommunications service, such as Allegiance must pay for a portion of these programs. Allegiance's share of these federal subsidy funds will be based on its share of certain defined interstate telecommunications end user gross revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year.

     Under authority granted by the FCC, Allegiance will resell the international telecommunications services of other common carriers between the United States and international points. In connection with such authority, Allegiance's subsidiary, Allegiance Telecom International, Inc., has filed tariffs with the FCC stating the rates, terms and conditions for its international services.

     With respect to its domestic service offerings, various subsidiaries of Allegiance have filed tariffs with the FCC stating the rates, terms and conditions for their interstate services. Allegiance's tariffs are generally not subject to pre-effective review by the FCC, and can be amended on one day's notice. However, the FCC does have jurisdiction to require changes in these tariffs. See "Risk Factors -- The Regulation of Access Charges Involves Uncertainties, and the Resolution of These Uncertainties Could Adversely Affect Our Business". Allegiance's interstate services are provided in competition with interexchange carriers and, with respect to access services, the ILECs. With limited exceptions, the current policy of the FCC for most interstate access services dictates that ILECs charge all customers the same price for the same service. Thus, the ILECs generally cannot lower prices to those customers likely to contract for their services without also lowering charges for the same service to all customers in the same geographic area, including those whose telecommunications requirements would not justify the use of such lower prices. The FCC has, however, adopted rules that significantly lessen the regulation of ILECs that are subject to competition in their service areas and provide such ILECs with additional flexibility in pricing some interstate switched and special access services on a central office specific or customer specific basis.

     ILECs around the country have been contesting whether the obligation to pay reciprocal compensation to competitive local exchange carriers should apply to local telephone calls from an ILEC's customers to Internet service providers served by competitive local exchange carriers. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Competitive local exchange carriers have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable. Currently, over 30 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, while four jurisdictions have ruled to the contrary. A number of these rulings are subject to appeal. Additional disputes over the appropriate treatment of Internet service provider traffic are pending in other states.

     On February 26, 1999, the FCC released a Declaratory Ruling determining that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. In response to the FCC ruling, some regional Bell operating companies have asked state commissions to reopen previous decisions requiring the payment of reciprocal compensation on Internet service provider calls. Some Bell companies have also appealed the FCC's Declaratory Ruling to the United States Court of Appeals for the District of Columbia Circuit, which issued a decision on March 24, 2000, vacating the Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. Allegiance views this decision as favorable, but the court's direction to the FCC to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings or as to the timing of such outcome.

     Internet service providers are among Allegiance's target customers, and adverse decisions in state proceedings could limit its ability to service this group of customers profitably. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, Allegiance recognizes such revenue only when realization of it is certain, which in most cases will be upon receipt of cash. See "Risk
Factors -- We Could Lose Revenue if Calls to Internet Service Providers Are Treated As Long Distance Interstate Calls".

  State Regulation

     The Telecommunications Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, ILECs are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures. Because the implementation of the Telecommunications Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services, including local dial tone, will be introduced.

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

COMPETITION

     The telecommunications industry is highly competitive. Allegiance believes that the principal competitive factors affecting its business are pricing levels and clear pricing policies, customer service, accurate billing and, to a lesser extent, variety of services. The ability of Allegiance to compete effectively depends upon its continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors. To maintain its competitive posture, Allegiance believes that it must be in a position to reduce its prices in order to meet reductions in rates, if any, by others. Any such reductions could materially adversely affect Allegiance. Many of Allegiance's current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than those of Allegiance, as well as other competitive advantages over Allegiance.

     Local Exchange Carriers. In each of the markets targeted by Allegiance, Allegiance will compete principally with the ILEC serving that area, such as Ameritech, BellSouth, Southwestern Bell, Bell Atlantic or US WEST. Allegiance believes that one of the objectives of the regional Bell operating companies is to be able to offer long distance service in their service territories. The independent telephone companies have already achieved this goal with good early returns. Many experts expect the regional Bell operating companies to be successful in entering the long distance market in a few states sometime in 2000. On December 23, 1999, Bell Atlantic was granted permission by the FCC to provide in-region long distance service in New York. Allegiance believes the regional Bell operating companies expect to offset share losses in their local markets by capturing a significant percentage of the in-region long distance market, especially in the residential segment where the regional Bell operating companies' strong regional brand names and extensive advertising campaigns may be very successful.

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

     ILECs have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to telecommunications providers such as Allegiance, they also provide the ILECs with increased pricing flexibility for their private line and special access and switched access services. In addition, with respect to competitive access services as opposed to switched access services, the FCC recently adopted a rule that would provide for increased ILEC pricing flexibility and deregulation for such access services either automatically or after certain competitive levels are reached. If the ILECs are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, the income of competitors to the ILECs, including Allegiance, could be materially adversely affected. If future regulatory decisions afford the ILECs increased access services pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors to the ILEC, including Allegiance.

     Competitive Access Carriers/Competitive Local Exchange Carriers/Interexchange Carriers/Other Market Entrants. Allegiance also faces, and expects to continue to face, competition from other current and potential market entrants, including long distance carriers such as AT&T, MCI WorldCom and Sprint seeking to enter, reenter or expand entry into the local exchange market and from other CLECs, resellers of local exchange services, competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors to Allegiance. For example, WorldCom acquired MFS Communications in December 1996, acquired another CLEC, Brooks Fiber Properties, Inc. in 1997, merged with MCI and has agreed to merge with Sprint. AT&T acquired Teleport Communications Group Inc., a CLEC, and TeleCommunications, Inc., a cable, telecommunications and high-speed Internet services provider. Ameritech Corporation has merged with SBC Communications. Bell Atlantic has agreed to merge with GTE Corporation. These types of consolidations and strategic alliances could put Allegiance at a competitive disadvantage.

     The Telecommunications Act includes provisions that impose certain regulatory requirements on all local exchange carriers, including competitors such as Allegiance, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including ILECs. The manner in which these provisions of the Telecommunications Act are implemented and enforced could have a material adverse effect on Allegiance's ability to successfully compete against ILECs and other telecommunications service providers. Allegiance also competes with equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business.

     The changes in the Telecommunications Act radically altered the market opportunity for traditional competitive access providers and CLECs. Due to the fact that many existing competitive access providers and CLECs initially entered the market providing dedicated access in the pre-1996 era, these companies had to build a fiber infrastructure before offering services. Most competitive access providers and CLECs added switches in the last year to take advantage of the opening of the local market. With the Telecommunications Act requiring unbundling of the local exchange carrier networks, competitive access providers and CLECs are now be able to more rapidly enter the market by installing switches and leasing trunk and loop capacity until traffic volume justifies building facilities. New CLECs do not have to replicate existing facilities and can be more opportunistic in designing and implementing networks.

     A number of CLECs have entered or announced their intention to enter into one or more of the same markets as Allegiance. Allegiance believes that not all CLECs however, are pursuing the same target customers as Allegiance. Demographically, business customers are commonly divided into three segments:

small, medium and large. Targeted cities are commonly divided into three segments by population: Tier 1, Tier 2 and Tier 3. As would be expected, each CLEC may focus on different combinations of primary and secondary target customers.

     Allegiance has chosen to focus primarily on small and medium-sized business customers in large "Tier 1" markets and selected "Tier 2" markets. To help distinguish it from other competitors who have adopted a similar strategy, Allegiance uses a direct sales approach to offer potential customers "one-stop shopping" services through a single point of contact. In addition, Allegiance is actively pursuing collocations throughout all of its target markets which, in combination with its smart build strategy, is expected to allow Allegiance to access its markets and provide a greater array of services more quickly than if it were able to use a traditional build approach.

     Allegiance believes the major interexchange carriers, such as AT&T, MCI WorldCom and Sprint, have a two pronged strategy:

     - keep the regional Bell operating companies out of in-region long distance as long as possible; and

     - develop facilities-based and unbundled local service, an approach already being pursued by MCI WorldCom with the acquisition of MFS Communications, and by AT&T with its acquisitions of Teleport Communications and TeleCommunications, Inc.

     Competition for Provision of Long Distance Services. The long distance telecommunications industry has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Allegiance expects to increasingly face competition from companies offering long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay carrier access charges or universal service fees. The FCC has recently granted approval to Bell Atlantic to provide in-region long distance service in New York and other regional Bell operating companies may petition and be granted such approval in the future.

     Data/Internet Service Providers. The Internet services market is highly competitive and there are limited barriers to entry. Allegiance expects that competition will continue to intensify. Allegiance's competitors in this market will include Internet service providers, other telecommunications companies, online service providers and Internet software providers. Most of the regional Bell operating companies and GTE Corporation operating units have announced plans to rapidly roll out DSL services. Some of these entities, including SBC Communications, US West and Bell Atlantic, have already commenced deployment of DSL services in selected markets and may in the future deploy DSL services on a widespread basis. Many of these competitors have greater financial, technological and marketing resources than those available to Allegiance.

     Competition from International Telecommunications Providers. Under the recent World Trade Organization agreement on basic telecommunications services, the United States and 72 other members of the World Trade Organization committed themselves to opening their respective telecommunications markets and/or foreign ownership and/or to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telecommunications companies, effective in some cases as of January 1998. Although Allegiance believes that this agreement could provide Allegiance with significant opportunities to compete in markets that were not previously accessible and to provide more reliable services at lower costs than Allegiance could have provided prior to implementation of this agreement, it could also provide similar opportunities to Allegiance's competitors and facilitate entry by foreign carriers into the U.S. market. There can be no assurance that the pro-competitive effects of the World Trade Organization agreement will not have a material adverse effect on Allegiance's business, financial condition and results of operations or that members of the World Trade Organization will implement the terms of this agreement.

EMPLOYEES

     As of December 31, 1999, Allegiance had 1,784 full-time employees. Allegiance believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of Allegiance's employees is currently represented by a collective bargaining agreement. Allegiance believes that it enjoys good relationships with its employees.

RISK FACTORS

  Our Forward-Looking Statements May Materially Differ from Actual Events or Results

     This annual report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and Allegiance intends that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

     We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you that we will achieve the future results reflected in these statements. The risks we face that could cause us not to achieve these results include, but are not limited to, our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

     - successfully market our services to current and new customers;

     - interconnect with and develop cooperative working relationships with ILECs;

     - develop efficient operations support systems and other back office systems;

     - successfully and efficiently transfer new customers to our networks and access new geographic markets;

     - identify, finance and complete suitable acquisitions;

     - borrow under our credit facilities or borrow under alternative financing sources;

     - install new switching facilities and other network equipment;

     - electronically bond with ILECs; and

     - obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits.

     Regulatory, legislative and judicial developments could also cause actual results to differ materially from the future results reflected in such forward-looking statements. You should consider all of our subsequent written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.

  Our Limited History of Operations May Not Be a Reliable Basis for Evaluating Our Prospects

     Because of our short operating history, you have limited operating and financial data that you can use to evaluate our performance and determine whether you should invest in our common stock.

  If We Do Not Effectively Manage Rapid Expansion of Our Business, Our Financial Condition Will Suffer

     We are rapidly expanding our operations and providing bundled telecommunications services on a widespread basis. This continued rapid expansion may place a significant strain on our management, financial and other resources. If we fail to manage our growth effectively, we may not be able to expand our customer base and service offerings as we have planned.

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

  We Are Dependent on Effective Billing, Customer Service and Information Systems and We May Have Difficulties in Developing These Systems

     Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill customers, initiate, implement and track customer orders and achieve operating efficiencies. We cannot assure you that these systems will be successfully implemented on a timely basis or at all or will perform as expected because:

     - we have and will likely continue to have difficulties in getting products and services from our vendors delivered in a timely and effective manner, at acceptable costs and at the service and performance level required;

     - we may fail to adequately identify all of our information and processing needs;

     - our processing or information systems may fail or be inadequate;

     - we may not be able to effectively integrate such products or services;

     - we may fail to upgrade systems as necessary; and

     - third party vendors may cancel or fail to renew license agreements that relate to these systems.

  Under Certain Circumstances We May Need Additional Capital to Expand Our Business and Increase Revenue

     We may need additional capital to fund capital expenditures, working capital, debt service and cash flow deficits during the period in which we are expanding and developing our business and deploying our networks, services and systems. We believe that the borrowings expected to be available under our credit facilities, together with our cash on hand, will be sufficient to pre-fund our expanded business plan. However, we will only be able to borrow under these credit facilities if we are in compliance with the financial covenants and other conditions. In the event we cannot borrow under these credit facilities, we may need to access alternative sources of capital. If we are unable to do so we may not be able to expand as we expect, which may have an adverse effect on us.

     The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of financial, business and other factors, many of which are beyond our control, as well as prevailing economic conditions.

  Our Substantial Indebtedness Could Make Us Unable to Service Indebtedness and Meet Our Other Requirements and Could Adversely Affect Our Financial Health

     We have a significant amount of debt outstanding and plan to access additional debt financing to fund our expanded business plan, including under our credit facilities that closed in February 2000. On December 31, 1999, we had $514.4 million of outstanding indebtedness and $443.6 million of stockholders' equity.

     This level of debt could:

     - impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

     - require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the funds available for the growth of our networks;

     - place us at a competitive disadvantage with those of our competitors who do not have as much debt as we do;

     - impair our ability to adjust rapidly to changing market conditions; and

     - make us more vulnerable if there is a downturn in general economic conditions or in our business.

     We cannot assure you that we will be able to meet our working capital, capital expenditure and debt service requirements.

  Limitations Imposed by Restrictive Covenants Could Limit How We Conduct Business and a Default Under Our Indentures and Financing Agreements Could Significantly Impact Our Ability to Repay Our Indebtedness

     Our indentures and our credit facilities contain covenants that restrict our ability to:

     - incur additional indebtedness;

     - pay dividends and make other distributions;

     - prepay subordinated indebtedness;

     - make investments and other restricted payments;

     - enter into sale and leaseback transactions;

     - create liens;

     - sell assets; and

     - engage in certain transactions with affiliates.

     Our current and future financing arrangements contain and will continue to contain similar or more restrictive covenants, as well as other covenants that will require us to maintain specified financial ratios and satisfy financial tests. As a result of these restrictions, we are limited in how we conduct business and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues and cash, we may not be able to pay interest and principal on our indebtedness.

     Our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to a default under the terms of these agreements. If such a default occurs, the other parties to such agreements could declare all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross-default due and payable. In addition, lenders under our current and future financing arrangements could terminate their commitments to lend to us. If that occurs, we cannot assure you that we would be able to make payments on our indebtedness, meet our working capital or meet our capital expenditure requirements, or that we would be able to find additional alternative financing. Even if we could obtain additional alternative financing, we cannot assure you that it would be on terms that are favorable or acceptable to us.

  We May Not Have the Funds Necessary to Finance the Change of Control Offer Which May Be Required By Our Financing Agreements

     Our indentures provide that upon a change of control, each note holder will have the right to require us to purchase all or a portion of such holder's notes. We would be required to purchase the notes at a purchase price of 101% of the accreted value of the 11 3/4% notes and 101% of the principal amount of the 12 7/8% notes, plus any accrued and unpaid interest to the date of repurchase. Our credit facilities provides that upon a change of control, we may be required to repay all of our obligations under these credit facilities. It is possible that we will not have sufficient funds at that time to repurchase our notes or repay any debt outstanding under our credit facilities.

  If We Do Not Interconnect with Our Primary Competitors, the Incumbent Local Exchange Carriers, Our Business Will Be Adversely Affected

     Many new carriers, including Allegiance, have experienced difficulties in working with the incumbent local exchange carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local exchange carriers. As a new carrier, we must coordinate with incumbent local exchange carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC recently granted approval to Bell Atlantic to provide in-region long distance service in New York. In addition, SBC Communications has filed a petition to offer such service in Texas. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service, our ability to offer local services in such region on a timely and cost-effective basis will be adversely affected.

  If We Do Not Obtain Peering Arrangements with Internet Service Providers, the Profitability of Our Internet Access Services Will Suffer

     The profitability of our Internet access services, and related services such as Web site hosting, may be adversely affected if we are unable to obtain "peering" arrangements with Internet service providers. In the past, major Internet service providers routinely exchanged traffic with other Internet service providers that met technical criteria on a "peering" basis, meaning that each Internet service provider accepted traffic routed to Internet addresses on their system from their "peers" on a reciprocal basis, without payment of compensation. However, since 1997 UUNET Technologies, Inc., the largest Internet service provider, has been greatly restricting the use of peering arrangements with other providers and has been imposing charges for accepting traffic from providers other than its "peers". Other major Internet service providers have adopted similar policies. We do not currently have any peering arrangements and cannot assure you that we will be able to negotiate "peer" status with any of the major nationwide Internet service providers in the future, or that we will be able to terminate traffic on Internet service providers' networks at favorable prices.

  Our Offering of Long Distance Services Is Affected By Our Ability to Establish Effective Resale Agreements

     We offer long distance services as part of our "one-stop shopping" offering of bundled telecommunications services to our customers. We have relied and will continue to rely on other carriers to provide transmission and termination services for all of our long distance traffic. We will continue to enter into resale agreements with long distance carriers to provide us with transmission services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Negotiation of these agreements involves estimates of future supply and demand for transmission capacity as well as estimates of the calling pattern and traffic levels of our future customers. If we fail to meet our minimum volume commitments, we may be obligated to pay underutilization charges and if we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means.

  Our Principal Competitors for Local Services, the Incumbent Local Exchange Carriers, and Potential Additional Competitors, Have Advantages that May Adversely Affect Our Ability to Compete with Them

     The telecommunications industry is highly competitive. Many of our current and potential competitors in the local market have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. In each of the markets targeted by us, we will compete principally with the ILEC serving that area. These ILECs enjoy advantages that may adversely affect our ability to compete with them. Incumbent local exchange carriers are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Incumbent local exchange carriers also have long-standing relationships with federal and state regulatory authorities. FCC and state administrative decisions and initiatives provide the incumbent local exchange carriers with pricing flexibility for their:

     - private lines, which are private, dedicated telecommunications connections between customers;

     - special access services, which are dedicated lines from a customer to a long distance company provided by the local phone company; and

     - switched access services, which refers to the call connection provided by the local phone company's switch between a customer's phone and the long distance company's switch.

     In addition, with respect to competitive access services, such as special access services as opposed to switched access services, the FCC recently approved incumbent local exchange carriers increased pricing flexibility and deregulation for such access services after certain competitive levels are reached. If the incumbent local exchange carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, competitors such as us could be materially adversely affected. If future regulatory decisions afford the incumbent local exchange carriers increased pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors such as us.

     We also face, and expect to continue to face, competition in the local market from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace such as AT&T, MCI WorldCom and Sprint, and from other CLECs, resellers, competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, the development of new technologies could give rise to significant new competitors in the local market.

  Significant Competition in Providing Long Distance and Internet Services Could Reduce the Demand for and Profitability of Our Services

     We also face significant competition in providing long distance and Internet services. Many of these competitors have greater financial, technological, marketing, personnel and other resources than those available to us.

     The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as

AT&T, MCI WorldCom and Sprint and many smaller long distance carriers. Other competitors are likely to include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local exchange carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has recently granted approval to Bell Atlantic to provide in-region long distance service in New York and other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

     The Internet services market is highly competitive and there are limited barriers to entry. We expect that competition will continue to intensify. Our competitors in this market include Internet service providers, other telecommunications companies, online service providers and Internet software providers. Most of the regional Bell operating companies and GTE Corporation operating units have announced plans to rapidly roll out DSL services. Some of these entities, including SBC Communications, US West and Bell Atlantic, have already commenced deployment of DSL services in selected markets and may in the future deploy DSL services on a widespread basis.

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

     The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained through our subsidiary, Allegiance Telecom International, Inc., prior FCC authorization for installation and operation of international facilities and the provision, including by resale, of international long distance services. Additionally, we file publicly available tariffs detailing our services and pricing with the FCC for both international and domestic long-distance services.

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

     Regulators at both the federal and state level require us to pay various fees and assessments, file periodic reports, and comply with various rules regarding the contents of our bills, protection of subscriber privacy, and similar matters on an ongoing basis.

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

     A recent Supreme Court decision vacated a FCC rule determining which network elements the incumbent local exchange carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the basic network elements, such as loops and dedicated transport, used by Allegiance. It is likely that this order may be subject to further agency reconsideration and/or court review. While these court and FCC proceedings were pending, Allegiance entered into interconnection agreements with a number of ILECs through negotiations or, in some cases, adoption of another CLEC's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether Allegiance will be able to obtain renewal of these agreements on favorable terms when they expire.

  We Could Lose Revenue if Calls to Internet Service Providers Are Treated As Long Distance Interstate Calls

     We believe that other local exchange carriers should have to compensate us when their customers place calls to Internet service providers who are our customers. Most incumbent local exchange carriers disagree. Reciprocal compensation represents a material portion of our revenues. A majority of these revenues are from calls to Internet service providers. Decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably.

     For all other local calls, it is clear that the telecommunications company whose customer calls a customer of a second telecommunications company must compensate the second company. This is known as reciprocal compensation. This rule does not apply to long distance interstate calls and the FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. Allegiance views this decision as favorable, but the court's direction to the FCC to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings or as to the timing of such outcome.

     Currently, over 30 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, while four jurisdictions have ruled to the contrary. A number of these rulings are subject to appeal. Additional disputes over the appropriate treatments of Internet service provider traffic are pending in other states.

     In addition, we anticipate that the per minute reciprocal compensation rate we receive from ILECs under our new interconnection agreements will be lower than it was under our previous agreements. These reductions in reciprocal compensation will have a material adverse effect on us if we are unable to offset them with other revenues.

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

     Some interexchange carriers, including AT&T and Sprint, have challenged the switched access rates of Allegiance and other CLECs and have withheld some or all payments for the switched access services that they continue to receive. Although no formal complaints have been filed against us, AT&T and other interexchange carriers have asserted that they have not ordered switched access service from us and/or that our charges for switched access services are higher than those of the ILEC serving the same territory and are therefore unjust and unreasonable. AT&T has refused to pay us any originating access charges at our tariffed rates and other carriers are paying us less than our tariffed rates.

     On July 5, 1999, the FCC issued a ruling to address this issue in the context of a complaint case filed by MGC Communications, Inc., a CLEC that had not been receiving payments from AT&T. In that ruling, the FCC stated that "AT&T is liable to MGC, at MGC's tariffed rate, for the originating access service that it received . . ." The FCC indicated that AT&T had no obligation to purchase access from MGC based on the arguments that MGC had made, but the FCC also made clear that there may be other requirements that could limit AT&T's ability to not purchase such access from a CLEC. In response to that FCC decision, AT&T filed a Petition for Review with the FCC, which was denied on December 28, 1999. The FCC is also reviewing the switched access rate level issue and related matters in its Access Charge Reform docket. In this docket, the FCC has requested comment as to whether interexchange carriers may refuse to purchase switched access services from particular carriers. Allegiance is an active participant in that proceeding.

     Several states, including Colorado, Missouri, New York, Texas and Virginia, have proposed or required that CLEC access charges be limited to those charged by ILECs operating in the same area as the CLEC with respect to calls originating or terminating in such area, except where the CLEC in question can establish that its costs justify a higher access rate through a formal cost proceeding. We believe that it is possible that other states will enact similar requirements. We also believe, however, that it is more likely that many states will use the same approach for intrastate long distance as the FCC ultimately decides to use for interstate long distance.

     In light of the FCC's decision in the MGC/AT&T proceeding and the support ILECs, including the large ILECs, have generally given to the principle that interexchange carriers should not be permitted to refuse to purchase switched access services from particular carriers, we believe that we will ultimately receive payment owed to us from AT&T, Sprint and any other interexchange carrier that withholds payment for switched access services that we provide. We cannot provide any assurance, however, as to the amount of payments that we will ultimately receive, the actual outcome of the FCC proceedings or the positions various states will take on the similar issue of intrastate switched access rates. Our switched access rates will have to be adjusted to comport with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on Allegiance.

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

  We Face Potential Conflicts of Interest Caused by Fund Investor Control Which Could Be Detrimental to Holders of Our Securities

     You should be aware that the investment funds that provided our initial equity hold a majority of our board seats and a significant amount of our common stock and that as a result, our direction and future operations may be controlled by these funds. In addition, Vulcan Ventures recently purchased six million shares (as adjusted for our 3-for-2 stock split effected on February 28, 2000) of our common stock from existing stockholders and in connection with that transaction, Allegiance agreed to nominate two Vulcan Ventures designated directors to Allegiance's board. As a result of these relationships, decisions concerning our operations or financial structure may present conflicts of interest between these investors and our management and other holders of our securities, including our notes. In addition to their investments in us, these investors or their affiliates currently have significant investments in other telecommunications companies and may in the future invest in other entities engaged in the telecommunications business or in related businesses, including entities that compete with us. Conflicts may also arise in the negotiation or enforcement of arrangements entered into by us and entities in which these investors have an interest.

  Future Sales of Our Stock by Existing Stockholders May Adversely Affect Our Stock Price

     We currently have approximately 108,100,404 million shares of common stock outstanding. Many of these shares are "restricted securities" under the federal securities laws, and such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding Allegiance. Sales of substantial amounts of stock in the public market, or the perception that sales could occur, could depress the prevailing market price for our stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

  Anti-Takeover Provisions in Allegiance's Charter and Bylaws Could Limit Our Share Price and Delay a Change of Management

     Our certificate of incorporation and by-laws contain provisions that could make it more difficult or even prevent a third party from acquiring Allegiance without the approval of our incumbent board of directors.

  If We Become Subject to the Investment Company Act, It Could Adversely Affect Our Financing Activities and Financial Results

     Allegiance currently has substantial short-term investments, pending the deployment of our capital in the pursuit of building our business and these will increase if we borrow funds under our credit facilities. This may result in Allegiance being treated as an "investment company" under the Investment Company Act of 1940. This statute requires the registration of, and imposes various substantive restrictions on, certain companies that are, or hold themselves out as being, engaged primarily, or propose to engage primarily in, the business of investing, reinvesting or trading in securities, or that fail certain statistical tests regarding composition of assets and sources of income and are not primarily engaged in businesses other than investing, reinvesting, owning, holding or trading securities.

     Allegiance believes that it is primarily engaged in a business other than investing, reinvesting, owning, holding or trading securities and, therefore, is not an investment company within the meaning of this statute. While we believe this means we are not an investment company within the meaning of the law, we are currently relying on an exemption from these Investment Company Act requirements. This exemption remains in effect until June 8, 2000.

     If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons and other matters. To avoid having to register as an investment company, we may have to seek an extension of the effectiveness of our exemption from the SEC or we may have to invest a portion of our liquid assets in cash and demand deposits instead of securities. The extent to which we will have to do so will depend on the composition and value of our total assets on June 8, 2000. Having to register as an investment company or having to invest a material portion of our liquid assets in cash and demand deposits to avoid such registration could have a material adverse effect on our business, financial condition and results of operations.

  We May Be Adversely Impacted By Year 2000 Issues

     The "year 2000" issue generally describes the various problems that may result from the improper processing of dates and date-sensitive transactions by computers and other equipment as a result of computer hardware and software using two digits to identify the year in a date. Although as of the date hereof no material problems have arisen, if any year 2000 issues are not adequately resolved, there could be a material adverse effect on our business, financial condition or results of operations.

ITEM 2. PROPERTIES

     Allegiance owns or leases, in its operating territories, telecommunications property which includes:

     - owning switches;

     - leasing high capacity digital lines that interconnect Allegiance's network with ILEC networks;

     - leasing high capacity digital lines that connect Allegiance's switching equipment to Allegiance transmission equipment located in ILEC central offices;

     - leasing local loop lines which connect Allegiance's customers to Allegiance's network; and

     - leasing space in ILEC central offices for collocating Allegiance transmission equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Allegiance did not submit any matter to a vote of its stockholders during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF ALLEGIANCE

     The following sets forth certain information regarding Allegiance's executive officers. Allegiance's executive officers are elected annually by the board of directors at its first meeting held after each annual meeting of stockholders or as soon thereafter as convenient.

NAME                                    AGE                POSITION(S)
----                                    ---                -----------
Royce J. Holland......................  51    Chairman of the Board and Chief
                                              Executive Officer
C. Daniel Yost........................  51    President and Chief Operating Officer
                                              and Director
Thomas M. Lord........................  43    Executive Vice President of Corporate
                                              Development, Chief Financial Officer
                                              and Director
Dana A. Crowne........................  39    Senior Vice President and Chief
                                              Technology Officer
Ted Gilmore...........................  48    Senior Vice President of Marketing
Curtis Gray...........................  51    Senior Vice President of Operations
                                              and Engineering
Stephen N. Holland....................  48    Senior Vice President of Research
Patricia E. Koide.....................  51    Senior Vice President of Human
                                              Resources, Real Estate, Facilities and
                                              Administration
Gregg A. Long.........................  46    Senior Vice President of Quality and
                                              Audit
G. Clay Myers.........................  40    Senior Vice President, Finance and
                                              Accounting
Anthony J. Parella....................  40    Senior Vice President of Field Sales
                                              and Customer Care and Director
Jerrold Sklar.........................  40    Senior Vice President of Operational
                                              Support Systems and Customer
                                              Implementation
Mark B. Tresnowski....................  40    Senior Vice President, General Counsel
                                              and Secretary

     Royce J. Holland, Allegiance's Chairman of the Board and Chief Executive Officer, has more than 25 years of experience in the telecommunications, independent power and engineering/construction industries. Prior to founding Allegiance in April 1997, Mr. Holland was one of several co-founders of MFS Communications, where he served as President and Chief Operating Officer from April 1990 until September 1996 and as Vice Chairman from September 1996 to February 1997. In January 1993, Mr. Holland was appointed by President George Bush to the National Security Telecommunications Advisory Committee. In December 1998, Mr. Holland served as the Chairman of the Association for Local Telecommunications Services, the industry trade organization for the competitive local telephone sector from December 1998 to January 2000. In November 1999, Mr. Holland was appointed by Texas Governor George W. Bush to the Texas (Electronic) E-Government Task Force. Mr. Holland also presently serves on the board of directors of CSG Systems, a publicly held billing services company and ChoiceOne Communications Inc., a publicly held CLEC that may compete with Allegiance. Mr. Holland's brother, Stephen N. Holland, is employed as Allegiance's Senior Vice President of Research.

     C. Daniel Yost, who joined Allegiance as President and Chief Operating Officer in February 1998, was elected to Allegiance's board of directors in March 1998. Mr. Yost has more than 26 years of experience in the telecommunications industry. From July 1997 until he joined Allegiance, Mr. Yost was the President and Chief Operating Officer for U.S. Operations of Netcom On-Line Communications Services, Inc., a leading Internet service provider. Mr. Yost served as the President, Southwest Region of AT&T Wireless Services, Inc. from June 1994 to July 1997. Prior to that, from July 1991 to June 1994, Mr. Yost was the

President, Southwest Region of McCaw Cellular Communications/LIN Broadcasting. Mr. Yost presently serves on the board of directors of ADC Telecommunications Inc., a publicly traded global supplier of transmission and networking systems for telecommunications, cable television, broadcast, wireless and enterprise networks, Ace Cash Express Inc., a publicly traded provider of retail financial services and DSET Corporation, a publicly traded provider of operational support systems gateway products for the global telecommunications industry.

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

     Dana A. Crowne, Allegiance's Senior Vice President and Chief Technology Officer, joined Allegiance in August 1997 as its Senior Vice President and Chief Engineer. Prior to joining Allegiance, Mr. Crowne held various management positions at MFS Communications from the time of its founding in 1988, where his responsibilities included providing engineering support and overseeing budgets for the construction of MFS Communications' networks. Mr. Crowne ultimately became Vice President, Network Optimization for MFS Communications from January 1996 to May 1997 and managed the company's network expenses and planning and its domestic engineering functions. Prior to joining MFS Communications, Mr. Crowne designed and installed fiber optic transmission systems for Morrison-Knudsen and served as a consultant on the construction of private telecommunications networks with JW Reed and Associates.

     Ted Gilmore joined Allegiance as its Senior Vice President of Marketing in January 2000. Prior to joining Allegiance, Mr. Gilmore was Vice President Sales for Allied Riser Communications overseeing sales, distribution strategies and market implementation for the company's Internet/data services. Mr. Gilmore previously served in a number of senior management positions with GTE from September 1987 to November 1998, including Vice President and General Manager, Ethnic and International Sales and Marketing for GTE Communications Corp; Vice President and General Manager of GTE Professional Services Incorporated; Director Distribution Channels and Manager Market Strategy for GTE Telephone Operations. Mr. Gilmore held sales and marketing management positions with IBM/Rolm Corporation from 1983 to 1987, and Burroughs Corporation from 1973 to 1983.

     Curtis Gray joined Allegiance as its Senior Vice President of Network Operations and Engineering in January 2000. Prior to joining Allegiance, from January 1994 to December 1999, Mr. Gray served as Vice President, Enhanced Data Services, at MCI WorldCom. Mr. Gray was responsible for operations and technical support of MCI WorldCom's Commercial Global Data Networks, Customer Collocation, Customer Engineering/Project Management and various Internet service provider and competitive local exchange carrier initiatives. From November 1991 to January 1994, Mr. Gray was with WilTel (subsequently purchased by LDDS which became the WorldCom entity) where he had responsibilities for Customer Engineering Support, ATM Commercialization, Data Laboratory Services, Customer Collocation and specific focus on service and support for Internet service providers. He has previously served in executive roles in engineering and consulting companies focusing on communication network performance analysis, design, implementation and operation.

     Stephen N. Holland, Allegiance's Senior Vice President of Research, joined Allegiance in September 1997 as its Senior Vice President and Chief Information Officer. Prior to that time, Mr. Holland held several senior level positions involving management of or consulting on information systems, accounting, taxation and finance. Mr. Holland's experience includes serving as Practice Manager and Information Technology Consultant for Oracle Corporation from June 1995 to September 1997, as Chief Financial Officer of Petrosurance Casualty Co. from September 1992 to June 1995, as Manager of Business Development for Electronic Data Systems, and as a partner of Price Waterhouse. Mr. Holland's brother, Royce J. Holland, presently serves as Allegiance's Chairman of the Board and Chief Executive Officer.

     Patricia E. Koide has been Allegiance's Senior Vice President of Human Resources, Real Estate, Facilities and Administration since August 1997. Before then, Ms. Koide was Vice President of Corporate Services, Facilities and Administration for WorldCom from March 1997 to August 1997. Ms. Koide also held various management positions within MFS Communications and its subsidiaries since 1989, including Senior Vice President of Facilities, Administration and Purchasing for MFS Communications North America from 1996 to 1997, Senior Vice President of Human Resources, Facilities and Administration for MFS Communications Telecom from 1994 to 1996, and Vice President of Human Resources and Administration for MFS Communications North America from 1989 to 1993. Prior to MFS Communications, Ms. Koide was with Sprint for eight years where she managed the company's human resources, real estate and facilities for the Midwest.

     Gregg A. Long, Allegiance's Senior Vice President of Quality and Audit, joined Allegiance in September 1997 as its Senior Vice President of Regulatory and Development. Mr. Long spent 11 years at Destec Energy, Inc. as Project Development Manager -- Partnership Vice President and Director. In that position, he was responsible for the development of gas-fired power plants from conceptual stages through project financing. Prior to joining Destec, Mr. Long was Manager of Project Finance at Morrison-Knudsen, where he was responsible for analyzing and arranging finance packages for various industrial, mining and civil projects and also served as financial consultant and analyst.

     G. Clay Myers joined Allegiance as its Senior Vice President, Finance and Accounting in December 1999. Prior to joining Allegiance, Mr. Myers was the Vice President, Finance, Chief Financial Officer and Treasurer of PageMart Wireless, Inc. Prior to joining PageMart, Mr. Myers was Senior Operations Manager for Dell Computer Corporation from 1991 to 1993 and was with Ernst & Young, LLP from 1982 to 1991. Mr. Myers is a certified public accountant.

     Anthony J. Parella, Allegiance's Senior Vice President of Field Sales and Customer Care since October 1999, joined Allegiance as its Regional Vice President -- Central Division in August 1997 and later became its National Vice President of Field Sales in August 1998. Mr. Parella has more than 10 years of experience in the telecommunications industry. Mr. Parella became a member of the board of directors in December 1999. Prior to joining Allegiance, Mr. Parella was Vice President and General Manager for MFS Intelenet, Inc., an operating unit of MFS Communications, from February 1994 to January 1997, where he was responsible for the company's sales and operations in Texas. Mr. Parella also served as Director of Commercial Sales for Sprint from 1991 to January 1994.

     Jerrold Sklar, Allegiance's Senior Vice President of Operation Support Systems and Customer Implementation, joined Allegiance in January of 1998 as its Vice President of Marketing, and has more than 17 years of experience in the telecommunications industry. Prior to joining Allegiance, Mr. Sklar served as Director of Strategic Sales and Director of Field Support for the Managed Services Division of Octel Communications Corporation (now Lucent Technologies) from October 1992 to December 1997. Prior to that time, Mr. Sklar managed the OEM sales channel for VMX, Inc. from October 1989 to October 1992. Additionally Mr. Sklar held various Sales and Sales Management positions with long distance carrier, Sprint from July 1982 to September 1989.

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

     The following table sets forth on a per share basis, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                               HIGH      LOW
                                                              -------   ------
Year ended December 31, 1998:
  Third quarter.............................................  $ 10.46   $ 4.17
  Fourth quarter............................................     8.92     3.33
Year ended December 31, 1999:
  First quarter.............................................    20.67     7.71
  Second quarter............................................    39.00    16.92
  Third quarter.............................................    43.50    26.67
  Fourth quarter............................................    61.75    35.04

     The prices above have been restated to reflect Allegiance's 3-for-2 stock split, in the form of a 50% stock dividend, to stockholders of record on February 18, 2000.

STOCKHOLDERS

     There were approximately 146 owners of record of Allegiance common stock as of March 24, 2000. This number excludes stockholders whose stock is held in nominee or street name by brokers and Allegiance believes that it has a significantly larger number of beneficial holders of common stock. A recent reported last sale price of our common stock on the Nasdaq National Market is set forth on the front cover of this report.

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

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated in this report by reference from the section titled "Selected Financial Data" of our annual report to stockholders for the fiscal year ended December 31, 1999 (the "annual report").

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     The information required by this Item 7 is incorporated in this report by reference from the section titled "Management's Discussion & Analysis of Financial Condition & Results of Operations" of our annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item 7A is incorporated in this report by reference from the section titled "Management's Discussion & Analysis of Financial Condition & Results of Operations" of our annual report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLEGIANCE

     The information required by this Item 10 regarding Allegiance's directors is incorporated in this report by reference from certain sections of our definitive proxy statement for the annual meeting of stockholders for the fiscal year ended December 31, 1999, which will be filed with the SEC no later than April 30, 1999 (the "proxy statement"). You will find our response to this Item 10 in the sections titled "Who Are Allegiance's Directors and Officers?" and "About the Board of Directors and its Committees" of our proxy statement.

     Information required by this Item 10 regarding the executive officers of Allegiance is included in Item 4A of Part I of this report as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated in this report by reference from the sections titled "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation" and "Executive Agreements" of our proxy statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements (the following financial information from our annual report is incorporated by reference into Part II of this report):

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 1999 and 1998

          Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 and for the Period from Inception (April 22, 1997) to December 31, 1997

          Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998 and for the Period from Inception (April 22, 1997) to December 31, 1997

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, and 1998 and for the Period from Inception (April 22, 1997) to December 31, 1997

          Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules:

          S-I Report of Independent Public Accountants on Financial Statement Schedule

          S-II Valuation and Qualifying Accounts for the years ended December 31, 1999 and 1998 and for the Period from Inception (April 22, 1997) to December 31, 1997

     (a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page E-1 of this report.

     (b) Reports on Form 8-K

          There were no reports filed during the three months ended December 31, 1999.

                                   SIGNATURES

     According to the requirements of the Securities Exchange act of 1934, Allegiance Telecom, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.

                                            ALLEGIANCE TELECOM, INC.

                                            By     /s/ ROYCE J. HOLLAND
                                             -----------------------------------
                                                      Royce J. Holland,
                                                  Chairman of the Board and
                                                   Chief Executive Officer

     According to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 29, 2000.

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------

                /s/ ROYCE J. HOLLAND                   Chairman of the Board and Chief Executive
-----------------------------------------------------    Officer (Principal Executive Officer)
                  Royce J. Holland

                 /s/ C. DANIEL YOST                    President, Chief Operating Officer and
-----------------------------------------------------    Director
                   C. Daniel Yost

                 /s/ THOMAS M. LORD                    Executive Vice President, Chief Financial
-----------------------------------------------------    Officer and Director (Principal Financial
                   Thomas M. Lord                        Officer)

                  /s/ G. CLAY MYERS                    Senior Vice President of Finance and
-----------------------------------------------------    Accounting (Principal Accounting Officer)
                    G. Clay Myers

               /s/ ANTHONY J. PARELLA                  Senior Vice President of Field Sales and
-----------------------------------------------------    Customer Care and Director
                 Anthony J. Parella

             /s/ JAMES E. CRAWFORD, III                Director
-----------------------------------------------------
               James E. Crawford, III

               /s/ JOHN B. EHRENKRANZ                  Director
-----------------------------------------------------
                 John B. Ehrenkranz

                /s/ PAUL J. FINNEGAN                   Director
-----------------------------------------------------
                  Paul J. Finnegan

               /s/ RICHARD D. FRISBIE                  Director
-----------------------------------------------------
                 Richard D. Frisbie

                  /s/ REED E. HUNDT                    Director
-----------------------------------------------------
                    Reed E. Hundt

                /s/ ALAN E. GOLDBERG                   Director
-----------------------------------------------------
                  Alan E. Goldberg

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------

               /s/ JAMES N. PERRY, JR.                 Director
-----------------------------------------------------
                 James N. Perry, Jr.

                  /s/ DINO VENDETTI                    Director
-----------------------------------------------------
                    Dino Vendetti

             SCHEDULE I -- REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Allegiance Telecom, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Allegiance Telecom, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999, 1998 and for the period from inception (April 22, 1997), to December 31, 1997, incorporated by reference in this Form 10-K and have issued our report thereon dated January 26, 2000 except with respect to the matters discussed in Note 12, as to which the date is March 1, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
March 1, 2000

                            ALLEGIANCE TELECOM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE PERIOD FROM INCEPTION
                     (APRIL 22, 1997) TO DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                             ADDITIONS
                                                       ---------------------
                                         BALANCE AT    CHARGED TO   CHARGED
                                        BEGINNING OF   COSTS AND    TO OTHER                 BALANCE AT
DESCRIPTION                                PERIOD       EXPENSES    ACCOUNTS   DEDUCTIONS   END OF PERIOD
-----------                             ------------   ----------   --------   ----------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year Ended December 31, 1999........      $577         $7,397       $222       $(396)        $7,800
  Year Ended December 31, 1998........      $ --         $  650       $ --       $ (73)        $  577
  For the period from inception (April
     22, 1997) to December 31, 1997...      $ --         $   --       $ --       $  --         $   --

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           1.1           Form of Underwriting Agreement (Exhibit 1.1 to Allegiance's
                         Registration Statement on Form S-1, as amended, Registration
                         No. 333-53479 (the "Form S-1 Registration Statement")).
           3.1           Amended and Restated Certificate of Incorporation (Exhibit
                         3.1 to Allegiance's Form 10-Q for the period ended June 30,
                         1998).
           3.2           Certificate of Correction to Amended and Restated
                         Certificate of Incorporation (Exhibit 3.2 to Allegiance's
                         Form 10-K for the period ended December 31, 1998).
           3.3           Amended and Restated By-Laws (Exhibit 3.2 to Allegiance's
                         Form 10-Q for the period ended June 30, 1998).
           4.1           Indenture, dated as of July 7, 1998, by and between
                         Allegiance and The Bank of New York, as trustee (including the Form of Notes) (Exhibit 4.1 to Allegiance's Registration
                         Statement on Form S-1, as amended, Registration No.
                         333-69543).
           4.2           Indenture, dated as of February 3, 1998, by and between
                         Allegiance and The Bank of New York, as trustee (Exhibit 4.2 to Allegiance's Registration Statement on Form S-4, as
                         amended, Registration No. 333-49013 (the "Form S-4
                         Registration Statement")).
           4.3           Form of 11 3/4% Senior Discount Notes (Exhibit 4.3 to the
                         Form S-4 Registration Statement).
           4.4           Collateral Pledge and Security Agreement, dated as of July
                         7, 1998, by and between Allegiance and The Bank of New York, as trustee (Exhibit 4.4 to Allegiance's Registration
                         Statement on Form S-1, as amended, Registration No.
                         333-69543).
          10.1           Stock Purchase Agreement, dated August 13, 1997, between
                         Allegiance LLC and Allegiance (Exhibit 10.1 to the Form S-4
                         Registration Statement).
          10.2           Securityholders Agreement, dated August 13, 1997, among
                         Allegiance LLC, the Fund Investors, the Management Investors
                         and Allegiance (Exhibit 10.2 to the Form S-4 Registration
                         Statement).
          10.3           Amended and Restated Registration Agreement, dated September
                         13, 1999, among certain stockholders and Allegiance (Exhibit
                         99.4 to Allegiance's Form 8-K filed with the SEC on
                         September 22, 1999).
          10.4           Warrant Registration Rights Agreement, dated as of January
                         29, 1998, by and among Allegiance and Morgan Stanley & Co.
                         Incorporated, Salomon Brothers Inc, Bear, Stearns & Co. Inc.
                         and Donaldson, Lufkin & Jenrette Securities Corporation, as
                         initial purchasers of the 11 3/4% Senior Discount Notes
                         (Exhibit 10.11 to the Form S-4 Registration Statement).
         +10.5           Allegiance Telecom, Inc. 1997 Nonqualified Stock Option Plan
                         (Exhibit 10.4 to the Form S-4 Registration Statement).
         +10.6           Allegiance Telecom, Inc. 1998 Stock Incentive Plan (Exhibit
                         10.6 to the Form S-1 Registration Statement).
         +10.7           First Amendment to the Allegiance Telecom, Inc. 1998 Stock
                         Incentive Plan (Exhibit 10.7 to Allegiance's Form 10-K for
                         the period ended December 31, 1998).
        *+10.8           Second Amendment to the Allegiance Telecom, Inc. 1998 Stock
                         Incentive Plan.
        *+10.9           Amended and Restated Executive Purchase Agreement, dated
                         December 13, 1999, between Allegiance and Royce J. Holland.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
        *+10.10          Amended and Restated Executive Purchase Agreement, dated
                         December 13, 1999, between Allegiance and Thomas M. Lord.
        *+10.11          Amended and Restated Executive Purchase Agreement, dated
                         December 13, 1999, between Allegiance and C. Daniel Yost.
         +10.12          Form of Executive Purchase Agreement among Allegiance LLC,
                         Allegiance and each of the other Management Investors
                         (Exhibit 10.8 to the Form S-4 Registration Statement).
          10.13          Warrant Agreement, dated February 3, 1998, by and between
                         Allegiance and The Bank of New York, as Warrant Agent
                         (including the form of the Warrant Certificate) (Exhibit
                         10.9 to the Form S-4 Registration Statement).
          10.14          General Agreement, dated October 16, 1997, as amended,
                         between Allegiance and Lucent Technologies Inc. (Exhibit
                         10.10 to the Form S-4 Registration Statement).
          10.15          Form of Indemnification Agreement by and between Allegiance and its directors and officers (Exhibit 10.13 to the Form
                         S-1 Registration Statement).
         *10.16          Credit and Guaranty Agreement, dated February 15, 2000,
                         among Allegiance Telecom, Inc., Allegiance Telecom Company
                         Worldwide (as successor to Allegiance Finance Company,
                         Inc.), certain subsidiaries of Allegiance Telecom, Inc.,
                         various lenders, Goldman Sachs Credit Partners L.P., a
                         Syndication Agent and Sole Lead Arranger, Toronto Dominion
                         (Texas), Inc., as Administrative Agent, and BankBoston, N.A.
                         and Morgan Stanley Senior Funding, Inc., as Co-Documentation
                         Agents.
         *11.1           Statement Regarding Computation of Per Share Earnings (Loss)
                         for the year ended December 31, 1999.
         *11.2           Statement Regarding Computation of Per Share Earnings (Loss)
                         for the year ended December 31, 1998.
         *11.3           Statement Regarding Computation of Per Share Earnings (Loss)
                         for the period from inception (April 22, 1997) through
                         December 31, 1997.
         *13.1           Portions of Allegiance's Annual Report to Stockholders for
                         the year ended December 31, 1999.
         *21.1           Subsidiaries of Allegiance.
         *23.1           Consent of Arthur Andersen LLP.
         *27.1           Financial Data Schedule for the year ended December 31,
                         1999.

---------------

* Filed as part of this report.

+ Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 14(a) and 14(c) of Form 10-K.