Form 10-Q
period 2000-03-31
ALLEGIANCE TELECOM INC
filed 2000-05-15
CIK 1058703

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER: 0-24509

                            ALLEGIANCE TELECOM, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        75-2721491
(State or other jurisdiction of incorporation or        (IRS Employer Identification No.)
                 organization)

                             1950 STEMMONS FREEWAY
                                   SUITE 3026
                              DALLAS, TEXAS 75207
              (Address of principal executive offices) (Zip Code)

                                 (214) 261-7100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 10, 2000, the registrant has 108,311,924 shares of common stock, par value $0.01 per share outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

                                                               PAGE
                                                               NO.
                                                               ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements..............................     3
     Condensed Consolidated Balance Sheets as of March 31,
      2000 and December 31, 1999............................     3
     Condensed Consolidated Statements of Operations for the
      three months ended March 31, 2000 and March 31,
      1999..................................................     4
     Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 2000 and March 31,
      1999..................................................     5
     Notes to Condensed Consolidated Financial Statements...     6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    10
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................    20
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................    21
  Item 2. Changes in Securities and Use of Proceeds.........    21
  Item 3. Defaults Upon Senior Securities...................    21
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................    21
  Item 5. Other Information.................................    21
  Item 6. Exhibits and Reports on Form 8-K..................    21
  Signatures................................................    22

                         PART I. FINANCIAL INFORMATION

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,      DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (UNAUDITED)
Current Assets:
  Cash and cash equivalents.................................   $1,103,496      $  502,234
  Short-term investments....................................       13,157          23,783
  Short-term investments, restricted........................       25,864          25,518
  Accounts receivable, net..................................       44,863          29,857
  Prepaid expenses and other current assets.................        6,811           2,257
                                                               ----------      ----------
          Total current assets..............................    1,194,191         583,649
Property and Equipment, Net.................................      464,000         377,413
Deferred Debt Issuance Costs, net...........................       26,964          21,668
Long-Term Investments, restricted...........................       13,499          13,232
Other Assets................................................       33,314          37,913
                                                               ----------      ----------
          Total assets......................................   $1,731,968      $1,033,875
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................   $   59,435      $   44,805
  Accrued liabilities and other current liabilities.........       36,849          28,868
                                                               ----------      ----------
          Total current liabilities.........................       96,284          73,673
Long-Term Debt..............................................      525,109         514,432
Long-Term Liabilities.......................................        2,293           2,154
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock-- $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding at March
     31, 2000 and December 31, 1999.........................           --              --
     Common stock-- 108,457,749 and 97,459,677 shares issued
      and 108,130,254 and 97,421,709 outstanding at March
      31, 2000 and December 31, 1999, respectively..........        1,084             975
     Common stock in treasury, at cost, 327,495 and 37,968
      shares at March 31, 2000 and December 31, 1999,
      respectively..........................................          (45)             (5)
     Common stock warrants..................................        3,468           3,719
     Additional paid-in capital.............................    1,661,677         940,120
     Deferred compensation..................................      (11,563)        (13,573)
     Deferred management ownership allocation charge........       (4,239)         (6,790)
     Accumulated deficit....................................     (542,100)       (480,830)
                                                               ----------      ----------
          Total stockholders' equity........................    1,108,282         443,616
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $1,731,968      $1,033,875
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

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------   -----------
                                                                     (UNAUDITED)
Revenues....................................................  $     47,161   $     9,976
Operating Expenses:
  Network...................................................        27,120         7,274
  Selling, general and administrative.......................        47,991        27,935
  Depreciation and amortization.............................        21,354         7,217
  Management ownership allocation charge....................         2,416         5,780
  Non-cash deferred compensation............................         2,010         1,821
                                                              ------------   -----------
          Total operating expenses..........................       100,891        50,027
                                                              ------------   -----------
          Loss from operations..............................       (53,730)      (40,051)
Other (expense) income:
  Interest income...........................................        13,454         5,321
  Interest expense..........................................       (20,994)      (14,266)
                                                              ------------   -----------
          Total other (expense) income......................        (7,540)       (8,945)
Net loss....................................................       (61,270)      (48,996)
Accretion of warrant values.................................            --          (130)
                                                              ------------   -----------
Net loss applicable to common stock.........................  $    (61,270)  $   (49,126)
                                                              ============   ===========
Net loss per share, basic and diluted.......................  $      (0.59)  $     (0.65)
                                                              ============   ===========
Weighted average number of shares outstanding, basic and
  diluted...................................................   104,095,622    75,555,941
                                                              ============   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                 2000        1999
                                                              ----------   --------
                                                                   (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss..................................................  $  (61,270)  $(48,996)
  Adjustments to reconcile net loss to cash used in
     operating activities --
     Depreciation and amortization..........................      21,354      7,217
     Provision for bad debts................................       4,431        555
     Accretion of investments...............................        (611)    (1,630)
     Accretion of Series B 11.75% Notes.....................       9,257      8,493
     Amortization of deferred debt issuance costs...........       6,535        262
     Amortization of management ownership allocation charge
      and deferred compensation.............................       4,426      7,601
  Changes in assets and liabilities --
     Increase in accounts receivable........................     (19,437)    (3,977)
     Increase in prepaid expenses and other current
      assets................................................      (4,554)       (58)
     (Increase) decrease in other assets....................       1,264       (414)
     Increase in accounts payable...........................      14,630     26,804
     Increase in accrued liabilities and other..............       8,053      1,640
                                                              ----------   --------
          Net cash used in operating activities.............     (15,922)    (2,503)
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................    (102,529)   (78,507)
  Purchases of short-term investments.......................      (6,876)   (34,125)
  Proceeds from sale of short-term investments..............      17,500    120,000
                                                              ----------   --------
          Net cash (used in) provided by investing
            activities......................................     (91,905)     7,368
Cash Flows from Financing Activities:
  Deferred debt issuance costs..............................     (11,831)        --
  Proceeds from issuance of common stock....................     719,675         --
  Proceeds from exercise of common stock options............         874         --
  Proceeds from issuance of common stock under the Employee
     Stock Discount Purchase Plan...........................       1,053        303
  Purchase of treasury stock................................         (40)        (5)
  Other.....................................................        (642)        --
                                                              ----------   --------
          Net cash provided by financing activities.........     709,089        298
                                                              ----------   --------
          Net increase in cash and cash equivalents.........     601,262      5,163
          Cash and cash equivalents, beginning of period....     502,234    262,502
                                                              ----------   --------
          Cash and cash equivalents, end of period..........  $1,103,496   $267,665
                                                              ==========   ========
Supplemental disclosures of cash flow information:
          Cash paid for interest............................       1,261         --
Supplemental disclosure of noncash investing and financing
  activities:
          Assets acquired under capital lease obligations...       2,088         --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. GENERAL

     Allegiance Telecom, Inc., a competitive local exchange carrier (CLEC), was incorporated on April 22, 1997, as a Delaware corporation, for the purpose of providing voice, data and Internet services to business, government and other institutional users in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the Company.

     The Company's business plan is focused on offering services in 36 of the largest metropolitan areas in the United States. As of May 12, 2000, the Company is operational in 21 markets: Atlanta, Baltimore, Boston, Chicago, Dallas, Denver, Detroit, Fort Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Oakland, Orange County, Philadelphia, San Diego, San Francisco, San Jose, St. Louis and Washington, D.C. The Company is in the process of deploying networks in three additional markets: Cleveland, Miami, and Seattle.

     The Company's success will be affected by the challenges, expenses and delays encountered in connection with the formation of any new business, and the competitive environment in which the Company intends to operate. The Company's performance will further be affected by its ability to assess and access potential markets, implement expanded interconnection and collocation with the facilities of incumbent local exchange carriers (ILECs), lease adequate trunking capacity from and otherwise develop efficient and effective working relationships with ILECs and other carriers, obtain peering agreements with Internet service providers, collect interexchange access charges, purchase and install switches in additional markets, implement efficient OSS and other back office systems, develop a sufficient customer base and attract, retain and motivate qualified personnel. The Company's networks and the provisioning of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

     Expenses are expected to exceed revenues in each market in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take several years, and positive cash flows from operations are not expected in the near future.

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

3. ACQUISITIONS

     During 1999, the Company acquired 100% of the outstanding stock of ConnectNet, Inc. and Kivex, Inc. and certain assets of ConnecTen, L.L.C. The following presents the unaudited pro forma results of operations of the Company for the three months ended March 31, 1999, as if the acquisition had been consummated at the beginning of the period. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the period or the results which may occur in the future. The pro forma results of operations for ConnecTen, L.L.C. and ConnectNet, Inc. are not included in this table as the results would not have been material to the Company's results of operations.

Revenue.....................................................  $ 11,788
Net loss applicable to common stock.........................   (54,623)
Net loss per share, basic and diluted.......................     (0.72)

4. PROPERTY AND EQUIPMENT

     Property and equipment includes network equipment, leasehold improvements, software, office equipment, furniture and fixtures, and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the three months ended March 31, 2000 and 1999, $2,524 and $1,090, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

     Property and equipment at March 31, 2000 and December 31, 1999, consisted of the following:

                                                                                  USEFUL
                                                     MARCH 31,   DECEMBER 31,     LIVES
                                                       2000          1999       (IN YEARS)
                                                     ---------   ------------   ----------
Network equipment..................................  $311,656      $266,727         5-7
Leasehold improvements.............................    54,178        52,980        5-10
Software...........................................    28,766        26,169           3
Office equipment and other.........................    12,197        11,073           2
Furniture and fixtures.............................     7,458         6,061           5
                                                     --------      --------
Property and equipment, in service.................   414,255       363,010
Less: Accumulated depreciation.....................   (76,132)      (58,113)
                                                     --------      --------
  Property and equipment, in service, net..........   338,123       304,897
Construction-in-progress...........................   125,877        72,516
                                                     --------      --------
  Property and equipment, net......................  $464,000      $377,413
                                                     ========      ========

5. OTHER ASSETS

     Other assets consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Goodwill....................................................   $34,211      $34,211
Other acquired intangibles..................................     5,705        5,705
Long-term deposits..........................................     2,322        2,143
Other.......................................................     1,173        2,616
                                                               -------      -------
Total other assets..........................................    43,411       44,675
Less: Accumulated amortization..............................   (10,097)      (6,762)
                                                               -------      -------
          Other assets, net.................................   $33,314      $37,913
                                                               =======      =======

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

     Acquired subscriber lists and acquired workforces were obtained in connection with certain acquisitions made in 1999. These assets are being amortized over their estimated useful lives of three years using the straight-line method.

6. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

     Accrued liabilities and other current liabilities consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Accrued employee compensation and benefits..................   $ 6,911      $ 4,709
Accrued network expenses....................................     7,630        7,896
Accrued taxes...............................................     4,383        3,823
Accrued interest expense....................................     9,898        3,449
Other.......................................................     8,026        8,991
                                                               -------      -------
  Accrued liabilities and other current liabilities.........   $36,848      $28,868
                                                               =======      =======

7. LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Series B 11 3/4% Notes, face amount $445,000 due February
  15, 2008; effective interest rate of 12.21%; at accreted
  value.....................................................  $313,579      $304,393
12 7/8% Senior Notes, face amount $205,000 due May 15, 2008;
  effective interest rate of 13.24%; at accreted value......   201,330       201,259
Capital lease obligations...................................    10,200         8,780
                                                              --------      --------
Long-term debt..............................................  $525,109      $514,432
                                                              ========      ========

  Credit Facilities

     In February 2000, the Company closed on $500 million of new senior secured credit facilities (Credit Facilities), which replaced the existing $225 million revolving credit facility. The Credit Facilities consist of a $350 million seven-year revolving credit facility and a $150 million two-year delayed draw term loan facility. The Credit Facilities will be available, subject to satisfaction of certain terms and conditions, to provide financing for network build-out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office collocations. Interest on amounts drawn is variable based on the Company's leverage ratio and is initially expected to be LIBOR plus 3.25%. The initial commitment fee on the unused portion of the Credit Facilities will be 1.5% per annum, paid quarterly and will be reduced based upon usage.

     The Credit Facilities carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of their capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders or affiliates, effect a consolidation or merger and require the Company to maintain certain operating and financial performance measures. The Company was in compliance with all such restrictive covenants at March 31, 2000. No advances have been made to the Company through the Credit Facilities as of March 31, 2000.

     Unamortized deferred debt issuance costs of $5,854 related to the $225 million revolving credit facility were expensed as additional interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and establishment of the Credit Facilities.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

8. CAPITALIZATION:

  Common Stock

     During the three months ended March 31, 2000, 31,935 shares of common stock were issued under the Company's Employee Stock Discount Purchase Plan for proceeds of $1,053.

     On February 2, 2000, the Company raised $693,000 of gross proceeds from the sale of the Company's Common Stock. The Company sold 9,900,000 shares at a price of $70 per share. Net proceeds from this offering were $665,562. On February 29, 2000, the underwriters of the offering exercised an option to purchase an additional 803,109 shares of Common Stock, providing an additional $56,218 gross proceeds and $54,113 net proceeds to the Company.

     On February 28, 2000, a three-for-two stock split of the Company's Common Stock was effected in the form of a 50% stock dividend to shareholders of record on February 18, 2000. Par value remained unchanged at $.01 per share. All references to the number of common shares and per share amounts have been restated to reflect the stock split for all periods presented.

  Warrants

     During the three months ended March 31, 2000, 12,975 Warrants were exercised to purchase 28,389 shares of common stock. Fractional shares are not issued; cash payments are made in lieu thereof, according to the terms of the Warrant Agreement. At March 31, 2000 and December 31, 1999, 175,886 and 188,861 Warrants, respectively, were outstanding.

9. COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various operating lease agreements, with expirations through 2009, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of March 31, 2000 are as follows:

2000.......................................................  $ 9,894
2001.......................................................   12,974
2002.......................................................   12,739
2003.......................................................   11,721
2004.......................................................   10,401
2005.......................................................   10,637
Thereafter.................................................   24,356

     Total rent expense for the three months ended March 31, 2000 and 1999, was $3,098 and $1,735, respectively.

10. LOSS PER SHARE:

     The net loss per share amounts included on the condensed consolidated statements of operations and the number of shares outstanding on the condensed consolidated balance sheets reflect a 426.2953905 for-one stock split, which occurred in connection with the initial public offering of common stock on July 7, 1998 and a three-for-two stock split which occurred on February 28, 2000. The warrants and options are not included in the diluted net loss per share calculation as the effect from the conversion would be antidilutive. The net loss applicable to common stock includes the accretion of warrant values of $130 for the three months ended March 31, 1999.

11. RELATED PARTIES:

     In connection with the Credit Facilities and the February 2, 2000 equity offering, the Company incurred approximately $1,091 and $2,944, respectively in fees to an affiliate of an investor in the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

     Allegiance Telecom, Inc. (Allegiance) is a leading competitive provider of telecommunications services to small and medium-sized business, government and other institutional users in major metropolitan areas across the United States. Allegiance offers an integrated set of telecommunications services including local exchange, local access, domestic and international long distance, data and a full suite of Internet services. Our principal competitors are incumbent local exchange carriers (ILECs), such as the regional Bell operating companies and GTE Corporation operating units.

     We are developing networks throughout the United States using what we refer to as a "smart build" approach. In contrast to the traditional network build-out strategy under which carriers install their own telecommunications switch in each market and then construct their own fiber optic networks to reach customers, we install our own switch in each market but then lease other elements of the network from the ILECs. The smart build strategy specifically involves:

     - leasing existing ILEC copper wire connections throughout a local market area, also called the "local loop," which connect customers to the central offices or "hubs" of an ILEC network; and

     - installing, or physically locating, transmission equipment in these central offices to route customer traffic through them to our switch.

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

     Management believes that the smart build approach offers a number of competitive advantages over the traditional build-out strategy by allowing us to:

     - accelerate market entry by nine to 18 months through eliminating or at least deferring the need for city franchises, rights-of-way and building access;

     - reduce initial capital expenditures in each market, allowing us to focus our initial capital resources on the critical areas of sales, marketing and operations support systems, instead of on constructing extensive fiber optic networks to each customer;

     - improve return on capital by generating revenue with a smaller capital investment;

     - defer capital expenditures for network assets to the time when revenue generated by customer demand is available to finance such expenditures; and

     - address attractive service areas selectively throughout target markets and not just in those areas where we have constructed fiber transmission facilities.

     We believe that the smart build approach allows us to reduce up-front capital expenditures to approximately 25% of the total capital expenditures required to develop such a network as compared with up-front capital expenditures of approximately 50% under traditional build-out models. The level of "up-front" capital required to be spent to develop a network will vary depending on a number of factors. These factors include:

     - the size and geography of the market;

     - the cost of development of our network in each market;

     - the degree of penetration of the market;

     - the extent of price and service competition for telecommunications services, regulatory and technological developments; and

     - our ability to negotiate favorable prices for purchases of equipment.

     We initiated service by buying phone lines at wholesale prices and then reselling them to customers in Dallas during December 1997. We began providing service using our own switch and transmission equipment in April 1998 to customers in New York City. Throughout the remainder of 1998, we initiated facilities-based services in Atlanta, Boston, Chicago, Dallas, Fort Worth, Los Angeles, Oakland and San Francisco. During 1999, we commenced operations in Baltimore, Detroit, Houston, Long Island, Northern New Jersey, Orange County, Philadelphia, San Diego, San Jose and Washington, D.C. During 2000, we commenced operations in Denver (February 2000) and St Louis (April 2000).

     Although we initiated resale of local services in Dallas in 1997, reselling local service is not our core focus and comprises a small percentage of our sales. We now generally resell local services in order to provide a comprehensive telecommunications solution to a customer that has a need for local services both within and outside of our markets. In these cases, we resell services to those locations that are not within markets where we have facilities. We also resell services in certain cases where customers require services that we do not currently provide on a facilities basis. We earn significantly higher margins by providing facilities-based services instead of resale services and our sales teams have focused their efforts on selling services that require the use of our facilities.

     We may acquire unused fiber capacity to which we add our own electronic transmission equipment once traffic volume justifies this investment or other factors make it attractive. This unused fiber is known as "dark fiber" because no light is transmitted through it while it is unused. We believe that dark fiber is readily available in most major markets. We are moving to the next stage of our smart build strategy in most of our existing markets by acquiring dark fiber capacity to connect many of the central offices at which we are located. These dark fiber rings will replace the network elements that we are leasing on a short-term basis from the ILECs and are expected to provide us with higher operating margins and more reliable network services. We currently have dark fiber rings in operation in Dallas, Houston and New York City and we have entered into contracts for dark fiber rings in an additional 16 metropolitan markets, all of which are expected to be in operation before the end of 2000. We have also contracted for similar long-term arrangements for long-haul fiber routes connecting our Boston, New York City and Washington, D.C. networks.

     The table below provides selected key operational data for the quarters ended:

                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
Markets served..............................................        20           12
Number of switches deployed.................................        16            9
Central office collocations.................................       395          152
Addressable market -- business lines (in millions)..........      11.8          5.3
Lines sold..................................................   433,100      136,500
Lines installed.............................................   314,300       81,100
Sales force employees.......................................       905          408
Total employees.............................................     2,038          908

     Our business plan covers 36 of the largest metropolitan areas in the United States. We believe we have successfully raised the projected capital required to build our networks and operate in each of these markets to the point at which operating cash flow from the market is sufficient to fund such market's operating costs and capital expenditures.

 Results of Operations -- Three Months Ended March 31, 2000 Compared With Three Months Ended March 31, 1999

     During the first quarter of 2000 and 1999, we generated revenues of $47.2 million and $10.0 million, respectively. For the quarters ended March 31, 2000 and 1999, we sold 95,600 lines and 50,000 lines, and installed 72,600 lines and 33,400 lines, respectively. Facilities-based lines represented 88% of all lines installed as of March 31, 2000 as compared to 77% as of March 31, 1999.

     Local service revenues for the quarters ended March 31, 2000 and 1999 were approximately $21.4 million and $5.4 million, respectively. Local service and access revenues consisted of:

     - the monthly recurring charge for basic service;

     - usage-based charges for local and toll calls in certain markets;

     - charges for services such as call waiting and call forwarding; and

     - certain non-recurring charges, such as charges for additional lines for an existing customer.

     Interconnection revenues, comprised of access charge revenue and reciprocal compensation revenue, accounted for $17.3 million of our revenues for the quarter ended March 31, 2000 and $3.8 million of our revenues for the quarter ended March 31, 1999.

     We earn "access charge" revenue by connecting our local service customers to their selected long distance carriers for outbound calls or by delivering inbound long distance traffic to our local service customers. Our interstate access charges were filed largely mirroring those used by the National Exchange Carrier Association (NECA), an association of independent local exchange carriers and our state access charges were generally set the same as those of state associations similar to NECA or of individual ILECs operating in other areas within the same state. These charges are generally higher than those charged by the larger ILECs operating in the same areas because these large ILECs have many more customers and therefore have lower per unit costs. Access charges are intended to compensate the local exchange carrier for the costs incurred in originating and terminating long distance calls on its network and we believe our access charges are appropriately set at levels approximately the same as those of the smaller ILECs. Access charge levels in general, and those charged by CLECs in particular, are subject to various disputes and are under review by the FCC. Some interexchange carriers, including AT&T and Sprint, have challenged the switched access rates of Allegiance and other CLECs and have withheld some or all payments for the switched access services that they continue to receive. Although no formal complaints have been filed against us, AT&T and other interexchange carriers have asserted that they have not ordered switched access service from us and/or that our charges for switched access services are higher than those of the ILEC serving the same territory and are therefore unjust and unreasonable. AT&T has refused to pay us any originating access charges at our tariffed rates and other carriers are paying us less than our tariffed rates. On July 5, 1999, the FCC issued a ruling to address this issue in the context of a complaint filed by MGC Communications, Inc., a CLEC that had not been receiving payments from AT&T. In that ruling, the FCC stated that "AT&T is liable to MGC, at MGC's tariffed rate, for the originating access service that it received . . ." The FCC indicated that AT&T had no obligation to purchase access from MGC based on the arguments that MGC had made, but the FCC also made clear that there may be other requirements that could limit AT&T's ability to not purchase such access from a CLEC. In response to that FCC decision, AT&T filed a Petition for Review with the FCC, which was denied on December 28, 1999. The FCC is also reviewing the switched access rate level issue and related matters in its Access Charge Reform docket. In this docket, the FCC has requested comment as to whether interexchange carriers may refuse to purchase switched access services from particular carriers. Allegiance is an active participant in that proceeding.

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

     In light of the FCC's decision in the MGC/AT&T proceeding and the support ILECs, including the large ILECs, have generally given to the principle that interexchange carriers should not be permitted to refuse to purchase switched access services from particular carriers, we believe that we will ultimately receive payment owed to us from AT&T, Sprint and any other interexchange carrier that withholds payment for switched access services that we provide. However, given the uncertainty as to whether such amounts will ultimately be paid to Allegiance by AT&T and Sprint, we recognize such access revenues only when realization of it is certain, which in most cases is upon receipt of cash. On March 30, 2000, we filed a lawsuit against each of AT&T and Sprint in the Federal District Court of the District of Columbia requesting that such parties pay us for outstanding interstate and intrastate access charges. We cannot provide any assurance, however, as to the amount of payments that we will ultimately receive, the actual outcome of the FCC proceedings or our lawsuits or the positions various states will take on the similar issue of intrastate switched access rates. Our switched access rates will have to be adjusted to comport with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on Allegiance.

     We earn "reciprocal compensation" revenue by terminating on our network, local calls that originate on another carrier's network. We believe that other local exchange carriers should have to compensate us when their customers place calls to Internet service providers who are our customers. Most incumbent local exchange carriers disagree. A majority of our reciprocal compensation revenues are from calls to Internet service providers. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably. For all other local calls, it is clear that the telecommunications company whose customer calls a customer of a second telecommunications company must compensate the second company. The reciprocal compensation rules do not apply to long distance interstate calls and the FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. Allegiance views this decision as favorable, but the court's direction to the FCC to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings or as to the timing of such outcome. Currently, over 30 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, while four jurisdictions have ruled to the contrary. A number of these rulings are subject to appeal. Additional disputes over the appropriate treatment of Internet service provider traffic are pending in other states and federal legislation seeking to resolve this issue has been and continues to be proposed and considered. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is certain, which in most cases is upon receipt of cash. In addition, we anticipate that the per minute reciprocal compensation rate we receive from ILECs under our new interconnection agreements will be lower than it was under our previous agreements. These reductions in reciprocal compensation will have a material adverse effect on us if we are unable to offset them with other revenues.

     Internet access and other data revenues for the quarter ended March 31, 2000 were approximately $6.5 million and for the quarter ended March 31, 1999 were $0.3 million.

     Long distance revenues for the first quarter of 2000 and 1999 were approximately $1.7 million and $0.5 million, respectively.

     All other sources of revenue accounted for approximately $0.3 million for the quarter ended March 31, 2000.

     We are using the purchase method of accounting for the acquisitions of the common stock of Kivex, Inc. and ConnectNet, Inc. and the acquisition of certain assets of ConnecTen, L.L.C. We have recognized the revenues earned since the ConnecTen, L.L.C. and ConnectNet, Inc. transactions, both of which closed in April 1999, and the Kivex, Inc. transaction which closed on June 30, 1999, in our condensed consolidated statement of operations for the quarter ended March 31, 2000. We have had discussions, and will continue to have discussions in the foreseeable future, concerning other potential acquisitions of Internet service providers and other providers of telecommunications services.

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

     - service interruptions;

     - poor customer service; and

     - increased customer turnover.

     These problems create added expenses and decrease customer satisfaction. Without electronic bonding, confirmation of receipt and installation of orders has taken from between two business days to one month. Electronic bonding is expected to improve productivity by decreasing the period between the time of sale and the time a customer's line is installed.

     In addition to Bell Atlantic in New York City, we are now electronically bonding with Bell Atlantic in Boston and Long Island and with Southwestern Bell in Dallas, Fort Worth and Houston. Testing with SBC Communications (SBC) and Pacific Bell in California was completed during the third quarter 1999 on the electronic data interface which is now in use there. Local service requests for all Texas and California markets are now processed electronically with SBC. We have recently completed electronic bonding testing with Ameritech, and currently we are processing data for local service requests electronically with Ameritech. We are currently testing electronic bonding with Bell Atlantic in their southern region and expect to begin sending production orders during second quarter 2000. We plan on testing electronic bonding with BellSouth in the second quarter and US West in the third quarter 2000. We are also working towards the electronic bonding of that portion of the billing process in which we gather customer specific information, including their current service options, and the process of identifying and resolving customer service problems. These additional "electronic bonding" initiatives will require additional capital expenditures and should result in additional efficiencies.

     For the quarters ended March 31, 2000 and 1999, network expenses were $27.1 million and $7.3 million, respectively. The increase in network expenses is consistent with the deployment of our networks and initiation and growth of our services during 2000 and 1999. Network expenses included:

     - the cost of leasing high-capacity digital lines that interconnect our network with ILEC networks;

     - the cost of leasing high-capacity digital lines that connect our switching equipment to our transmission equipment located in ILEC central offices;

     - the cost of leasing local loop lines which connect our customers to our network;

     - the cost of completing local and long distance calls originated by our customers;

     - the cost of leasing space in ILEC central offices for collocating our transmission equipment; and

     - the cost of leasing our nationwide Internet network.

     The costs to lease local loop lines and high-capacity digital lines from the ILECs vary by ILEC and are regulated by state authorities under the Telecommunications Act of 1996. We believe that in many instances there are multiple carriers in addition to the ILEC from which we can lease high-capacity lines, and that we can generally lease those lines at lower prices than are charged by the ILEC. We expect that the costs associated with these leases will increase with customer volume and will be a significant part of our ongoing cost of services. The cost of leasing switch sites is also a significant part of our ongoing cost of services.

     In constructing switching and transmission equipment for a new market, we capitalize as a component of property and equipment only the non-recurring charges associated with our initial network facilities and the monthly recurring costs of those network facilities until the switching equipment begins to carry revenue producing traffic. Typically, the charges for just one to two months are capitalized. We generally expense the monthly recurring costs resulting from the growth of existing collocation sites, and the costs related to expansion of the network to additional collocation sites in operational markets as we incur these charges.

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

     The cost of securing long distance service capacity is a variable cost that increases in direct relationship to increases in our customer base and their long distance calling volumes. We believe that these costs, measured as a percentage of long distance revenues, will be relatively consistent from period to period. However, we do expect period over period growth in the absolute cost of such capacity, and that the cost of long distance capacity will be a significant portion of our cost of long distance services. We have entered into one resale agreement with a long distance carrier to provide Allegiance with the ability to provide our customers with long distance service. We expect to enter into resale agreements for long distance service with other carriers in the future. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. Our existing resale agreement, however, does not contain a minimum volume commitment. If we agree to minimum volume commitments and fail to meet them, we may be obligated to pay underutilization charges. Under most of these types of agreements, if a company underestimates its need for transmission capacity and exceeds the maximum amount agreed to under such agreements, it may be required to obtain capacity through more expensive means.

     We have developed a national Internet data network by connecting our markets with leased high-capacity digital lines. The costs of these lines will increase as we increase capacity to address customer demand, open new markets and connect additional markets to our Internet network.

     For the quarter ended March 31, 2000, selling, general and administrative expenses increased to $48.0 million from $27.9 million for the quarter ended March 31, 1999. Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and legal and professional fees. The number of employees increased to 2,038 as of March 31, 2000, from 908 as of March 31, 1999. As of March 31, 2000, the sales force, including sales managers and sales administrators, had grown to 905 from 408 as of March 31, 1999. We currently do not have any print or other media advertising campaigns. As we continue to grow in terms of number of customers and call volume, we expect that ongoing expenses for customer care and billing will increase.

     We amortized $2.4 million and $5.8 million of the deferred management ownership allocation charge, a non-cash charge to income, for the first quarter 2000 and 1999, respectively. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. We will further amortize this deferred charge at $4.1 million and $0.1 million during the remainder of 2000 and 2001, respectively. This period is the time frame over which we have the right to repurchase a portion of the securities, at the lower of fair market value or the price paid by the employee, in the event the management employee's employment with Allegiance is terminated. During the first quarter of 2000, we repurchased 289,527 shares from terminated management employees, and reversed the remaining deferred charge of $0.1 million related to these shares to additional paid-in capital. During 1999, we repurchased 37,968 shares from terminated management employees, and reversed the remaining deferred charge of $0.6 million related to these shares to additional paid-in capital. For the quarters ended March 31, 2000 and 1999, we recognized $2.0 million and $1.8 million of amortization of deferred compensation expense, respectively. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and options granted to employees under our 1997 Stock Option Plan and 1998 Stock Incentive Plan.

     During the first quarter 2000 and 1999, we recorded depreciation and amortization of property and equipment of $18.0 million and $7.2 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 20 markets by March 31, 2000.

     In connection with the ConnecTen, ConnectNet and Kivex acquisitions completed during the second quarter of 1999, we assigned an aggregate of $5.7 million of the purchase price to customer lists and workforces. We also recorded an aggregate of $34.2 million of goodwill. Each of these intangible assets is being amortized over their estimated useful lives of three years, beginning at their respective date of the acquisition. For the first quarter 2000, we recorded $2.8 million of amortization for goodwill and $0.5 million of amortization of customer list and workforces.

     For the three months ended March 31, 2000 and 1999, interest expense was $21.0 million and $14.3 million, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, and the amortization of the original issue discount on the 12 7/8% notes. Interest expense in first quarter 2000 also includes amortization of deferred debt issuance costs related to the new $500 million Senior Secured Credit Facilities (Credit Facilities). Unamortized deferred debt issuance costs of $5.9 million related to the $225 million revolving credit facility were charged to interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and completion of the $500 million Credit Facilities. The amount of interest capitalized for the quarters ended March 31, 2000 and 1999 was $2.5 million and $1.1 million, respectively. Interest income for the quarters ended March 31, 2000 and 1999 was $13.5 million and $5.3 million, respectively. Interest income results from the investment of cash and from U.S. government securities, which we purchased and placed in a pledge account to secure the semiannual payments of interest through May 2001 on the 12 7/8% notes. Interest income during first quarter 2000 is greater than first quarter 1999 because we had additional cash to invest. The additional cash was generated primarily from the sale of common stock in April 1999 and February 2000.

     From February 1998 through March 1999, we recorded accretion of our redeemable warrants to reflect the possibility that they would be redeemed at fair market value in February 2008. Amounts were accreted using the effective interest method and management's estimate of the future fair market value of such warrants at the time redemption is permitted. Amounts accreted increased the recorded value of such warrants on the balance sheet and resulted in non-cash charges to increase the net loss applicable to common stock. As the terms and conditions of the Warrant Agreement do not specify a date certain for redemption of the warrants and the exchange of warrants for cash is no longer beyond the control of management, we have ceased accretion of the warrants and reclassified the accreted value of the redeemable warrants at April 1, 1999 to the stockholders' equity section. If a repurchase event occurs in the future or becomes probable, we will adjust the warrants to the estimated redemption value at that time. For the three months ending March 31, 1999, we recorded accretion of $0.1 million related to the redeemable warrants.

     Our net loss for the three months ended March 31, 2000, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation, was $61.3 million. Our net loss for the three months ended March 31, 1999, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation but before the accretion of warrant values, was $49.0 million. After deducting accretion of redeemable warrant values, the net loss applicable to common stock was $49.1 million for the three months ended March 31, 1999.

     Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of measuring the performance of a company. We had EBITDA losses of $28.0 million for the quarter ended March 31, 2000, and EBITDA losses of $25.2 million for the quarter ended March 31, 1999. In calculating EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $4.4 million for the quarter ended March 31, 2000 and $7.6 million for the quarter ended March 31, 1999.

     We expect to continue to experience operating losses and negative EBITDA as a result of our development and market expansion activities. We typically do not expect to achieve positive EBITDA in any market until at least its third year of operation.

  Liquidity and Capital Resources

     Our financing plan is predicated on the pre-funding of each market's expansion to positive free cash flow. By using this approach, we avoid being in the position of seeking additional capital to fund a market after we have already made a significant capital investment in that market. We believe that by raising all required capital prior to making any commitments in a market, we can raise capital on more favorable terms and conditions.

     On January 3, 2000, we announced a significant expansion of our business plan to include a total of 36 target markets and which:

     - includes an increase in our collocation footprint by approximately 100 central offices in our initial 24 target markets; and

     - provides for the acquisition of dark fiber capacity in an additional 16 of our target markets as well as in the Boston -- New York -- Washington, D.C. corridor.

     We do not begin to develop a new market until we have raised the capital that we project to be necessary to build and operate our network in the market to the point at which operating cash flow from the market is sufficient to fund such market's ongoing operating costs and capital expenditures. All of our 36 target markets are now fully funded in this manner.

     We may decide to seek additional capital in the future to expand our business. Sources of additional financing may include vendor financing and/or the private or public sale of our equity or debt securities. We cannot assure you, however, that such financing will be available at all or on terms acceptable to us, or that our estimate of additional funds required is accurate. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

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

     - an inability to borrow under our new credit facilities; and

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

     For the three months ended March 31, 2000 and 1999, we made capital expenditures of $102.5 million and $78.5 million, respectively. We also used capital during these periods to fund our operations. Excess cash was used to purchase short-term investments and money market investments. As of March 31, 2000, we had transmission equipment collocated in 395 ILEC central offices. Pursuant to our expanded business plan, we expect to incur approximately $400.0 million of capital expenditures in 2000.

     As of March 31, 2000, we had approximately $1,116.7 million of cash and short-term investments. In addition, $38.4 million of restricted U.S. government securities have been placed in a pledge account to fund interest payments on our 12 7/8% notes through May 2001.

     On February 28, 2000, a three-for-two stock split of our common stock was effected in the form of a 50% dividend to shareholders of record on February 18, 2000. All references to the number of common shares and per share amounts have been restated to reflect the stock split for the periods presented.

     On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semi-annually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from March 31, 2000 to February 15, 2003 of $131.4 million.

     We completed the initial public offering of our common stock and the offering of the 12 7/8% notes early in the third quarter of 1998. We raised net proceeds of approximately $137.8 million from our initial public offering of common stock and approximately $124.8 million from the offering of these notes. The 12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semi-annually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from March 31, 2000 to May 15, 2008 of $3.7 million. In connection with the sale of the 12 7/8% notes, we purchased U.S. government securities for approximately $69.0 million and placed them in a pledge account to fund interest payments for the first three years the 12 7/8% notes are outstanding. The first interest payment was made in November 1998. Such U.S. government securities are reflected in the balance sheet as of March 31, 2000, at an accreted value of approximately $38.4 million, $25.9 million of which we classified as current assets and $12.5 million of which we classified as non-current assets.

     On February 2, 2000, we completed the public offering of 9,900,000 new shares of our common stock at a price of $70.00 per share, raising gross proceeds of $693.0 million. After underwriters' fees and other expenses, we realized net proceeds of approximately $665.6 million. On February 29, 2000, the underwriters of this offering exercised an option to purchase an additional 803,109 shares of common stock at the same price per share. As a result, we raised an additional $56.2 million of gross proceeds and $54.1 million of net proceeds.

     In February 2000, we closed on $500.0 million of new Credit Facilities, which replaced the $225 million revolving credit facility. The Credit Facilities consist of a $350.0 million revolving credit facility and a $150.0 million delayed draw term loan facility. The Credit Facilities are available, subject to satisfaction of certain terms and conditions, to provide purchase money financing for network build-out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office collocations. Interest on amounts drawn is variable, based on leverage ratios, and is expected to be the London Interbank Offered Rate + 3.25%. The initial commitment fee on the unused portion of the Credit Facilities will be 1.5% per annum, paid quarterly and will be reduced based upon usage. The Credit Facilities contain certain representations, warranties, covenants and events of default customary for credit of this nature and otherwise agreed upon by the parties.

  Impact of the Year 2000

     The "year 2000" issue generally describes the various problems that may result from the improper processing of dates and date-sensitive transactions by computers and other equipment as a result of computer hardware and software using two digits to identify the year in a date. In 1999, we completed a company-wide inventory of all computer systems on which we relied, both within and outside of Allegiance. We have attempted to assess, and we plan to continue to monitor year 2000 issues. If any year 2000 issues are not adequately resolved by Allegiance, there could be a material adverse effect on our business, financial condition or results of operations. To date, however, we have not experienced any year 2000 issues.

     Even though we have not identified or experienced any specific year 2000 issues, we believe that the design of our networks and support systems could provide Allegiance with certain operating contingencies in the event material external systems fail. We have developed contingency plans for all of our operating support systems. If we should, in the future, experience year 2000 issues with any of these operating support systems, we will have our personnel resort to the manual systems which we used prior to implementing the operating support systems, during the period that remediation efforts would be undertaken.

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

  Forward-Looking Statements

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Allegiance intends that such forward-looking statements be subject to the safe harbors created thereby. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "shall," "should," or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts. We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you that we will achieve the future results reflected in these statements.

The risks we face that could cause us not to achieve these results include, but are not limited to, our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions: (1) successfully market our services to current and new customers; (2) interconnect with and develop cooperative working relationships with ILECs; (3) develop efficient operations support systems and other back office systems; (4) successfully and efficiently transfer new customers to our networks and access new geographic markets; (5) identify, finance and complete suitable acquisitions; (6) borrow under our credit facilities or borrow under alternative financing sources; (7) install new switching facilities and other network equipment; (8) electronically bond with ILECs; and (9) obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits. Regulatory, legislative and judicial developments could also cause actual results to differ materially from the future results reflected in such forward-looking statements. You should consider all of our subsequent written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Quantitative and Qualitative Disclosures about Market Risk

     Our investment policy is limited by our existing bond indentures. We are restricted to investing in financial instruments with a maturity of one year or less. The indentures require investments in high quality instruments, such as obligations of the U.S. Government or any agency thereof guaranteed by the United States of America, money market deposits and commercial paper with a rating of A1/P1.

     We are thus exposed to market risk related to changes in short-term U.S. interest rates. We manage these risks by closely monitoring market rates and the duration of our investments. We do not enter into financial or commodity investments for speculation or trading purposes and are not a party to any financial or commodity derivatives.

     Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2000, based on the estimated average 1999 earned rate on investments is $48.3 million. Assuming a 100 basis point drop in the estimated average rate, we would be exposed to a $9.6 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

                                                              QUARTER ENDING
                                      ---------------------------------------------------------------
                                      MARCH 2000   JUNE 2000   SEPTEMBER 2000   DECEMBER 2000   TOTAL
                                      ----------   ---------   --------------   -------------   -----
                                                           (DOLLARS IN MILLIONS)
Estimated average investments.......    $821.3     $1,083.3        $988.2          $905.5         N/A
Estimated average interest earned at
  the estimated average rate of 5.1%
  for the year ended December 31,
  1999..............................    $ 10.5     $   13.8        $ 12.5          $ 11.5       $48.3
Estimated impact of interest rate
  drop..............................    $  2.1     $    2.7        $  2.5          $  2.3       $ 9.6

     Our outstanding long-term debt consists principally of long-term, fixed rate notes, not subject to interest rate fluctuations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     We filed a registration statement on Form S-3 (File No. 333-94021) which became effective on January 27, 2000, whereby 15,000,000 shares of our common stock were sold at a price of $70.00 per share. Of the 15,000,000 shares of common stock sold, 9,900,000 were sold by us and 5,100,000 were sold by selling shareholders (Madison Dearborn Capital Partners II, L.P. sold 1,500,000 shares; Frontenac VII Limited Partnership sold 1,428,572 shares; Frontenac Masters VII Limited Partnership sold 71,428 shares; and Battery Ventures IV, L.P. sold 2,100,000 shares). We did not receive any of the proceeds from the sale of shares by the selling shareholders. In addition, the underwriters of this public offering, led by Goldman, Sachs & Co., Salomon Smith Barney Inc., Bear, Stearns & Co. Inc., Morgan Stanley & Co. Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Warburg Dillon Read LLC, Credit Lyonnais Securities
(USA) Inc., First Union Securities, Inc., FleetBoston Robertson Stephens Inc., J.J.B. Hilliard, W.L. Lyons, Inc., ING Barings LLC and TD Securities (USA) Inc., exercised an option to purchase 803,109 additional shares of our common stock at the same price per share. Net proceeds to us from this public offering totaled approximately $719.7 million, after deducting underwriting discounts and other expenses aggregating approximately $29.5 million. We intend to use substantially all of the net proceeds from this offering to fund our expanded business plan as well as general corporate purposes, including acquisitions. None of the proceeds from this offering have been used as of March 31, 2000. The share numbers and the stock price numbers reflected above have been adjusted for our 3-for-2 stock split effected in the form of a 50% stock dividend, on February 28, 2000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report and made a part hereof.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          11.1           -- Statement regarding computation of per share loss for the three months ended March 31, 2000
          11.2           -- Statement regarding computation of per share loss for the three months ended March 31, 1999
          27.1           -- Financial Data Schedule

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

Dated: May 12, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         11.1            -- Statement regarding computation of per share loss for the three months ended March 31, 2000
         11.2            -- Statement regarding computation of per share loss for the three months ended March 31, 1999
         27.1            -- Financial Data Schedule