Form 10-Q
period 2000-06-30
ALLEGIANCE TELECOM INC
filed 2000-08-14
CIK 1058703

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 4, 2000, the registrant had 108,864,633 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

                                                              PAGE
                                                              NO.
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements..............................    2
     Condensed Consolidated Balance Sheets as of June 30,
      2000 and December 31, 1999............................    2
     Condensed Consolidated Statements of Operations for the
      three and six months ended June 30, 2000 and 1999.....    3
     Condensed Consolidated Statements of Cash Flows for the
      six months ended June 30, 2000 and 1999...............    4
     Notes to Condensed Consolidated Financial Statements...    5
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   11
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   31
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   32
  Item 2. Changes in Securities and Use of Proceeds.........   32
  Item 3. Defaults Upon Senior Securities...................   32
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   32
  Item 5. Other Information.................................   32
  Item 6. Exhibits and Reports on Form 8-K..................   32
  Signatures................................................   33

                         PART I. FINANCIAL INFORMATION

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                JUNE 30,      DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (UNAUDITED)
                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $  936,465      $  502,234
  Short-term investments....................................       26,050          23,783
  Short-term investments, restricted........................       25,598          25,518
  Accounts receivable, net..................................       61,830          29,857
  Prepaid expenses and other current assets.................        5,213           2,257
                                                               ----------      ----------
          Total current assets..............................    1,055,156         583,649
PROPERTY AND EQUIPMENT, net.................................      549,369         377,413
DEFERRED DEBT ISSUANCE COSTS, net...........................       26,057          21,668
LONG-TERM INVESTMENTS, RESTRICTED...........................          829          13,232
OTHER ASSETS, net...........................................       77,737          37,913
                                                               ----------      ----------
          Total assets......................................   $1,709,148      $1,033,875
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................   $   40,522      $   44,805
  Accrued liabilities and other current liabilities.........       44,691          28,868
                                                               ----------      ----------
          Total current liabilities.........................       85,213          73,673
LONG-TERM DEBT..............................................      536,109         514,432
LONG-TERM LIABILITIES.......................................        2,498           2,154
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock -- $.01 par value, 1,000,000 shares
     Authorized, no shares issued or outstanding at June 30,
     2000 and December 31, 1999.............................           --              --
  Common stock -- 109,114,012 and 97,459,677 shares issued
     and 108,786,517 and 97,421,709 outstanding at June 30,
     2000 and December 31, 1999, respectively...............        1,091             975
  Common stock in treasury, at cost, 327,495 and 37,968
     shares at June 30, 2000 and December 31, 1999,
     respectively...........................................          (45)             (5)
  Common stock warrants.....................................        3,132           3,719
  Additional paid-in capital................................    1,691,596         940,120
  Deferred compensation.....................................       (9,553)        (13,573)
  Deferred management ownership allocation charge...........       (2,063)         (6,790)
  Accumulated deficit.......................................     (598,830)       (480,830)
                                                               ----------      ----------
          Total stockholders' equity........................    1,085,328         443,616
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $1,709,148      $1,033,875
                                                               ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                         THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                         ----------------------------   --------------------------
                                             2000            1999           2000          1999
                                         -------------   ------------   ------------   -----------
REVENUES...............................  $     63,006    $    17,746    $    110,167   $    27,722
OPERATING EXPENSES:
  Network..............................        34,550         12,717          61,670        20,342
  Selling, general and
     administrative....................        56,743         30,652         104,734        58,236
  Depreciation and amortization........        25,351          9,920          46,705        17,137
  Management ownership allocation
     charge............................         2,176          5,475           4,592        11,255
  Non-cash deferred compensation.......         2,010          2,010           4,020         3,831
                                         ------------    -----------    ------------   -----------
          Total operating expenses.....       120,830         60,774         221,721       110,801
                                         ------------    -----------    ------------   -----------
          Loss from operations.........       (57,824)       (43,028)       (111,554)      (83,079)
OTHER INCOME (EXPENSE):
  Interest income......................        16,441          8,962          29,895        14,283
  Interest expense.....................       (15,347)       (15,190)        (36,341)      (29,456)
                                         ------------    -----------    ------------   -----------
          Total other income
            (expense)..................         1,094         (6,228)         (6,446)      (15,173)
NET LOSS...............................       (56,730)       (49,256)       (118,000)      (98,252)
ACCRETION OF REDEEMABLE PREFERRED STOCK
  AND WARRANT VALUES...................            --             --              --          (130)
                                         ------------    -----------    ------------   -----------
NET LOSS APPLICABLE TO COMMON STOCK....  $    (56,730)   $   (49,256)   $   (118,000)  $   (98,382)
                                         ============    ===========    ============   ===========
NET LOSS PER SHARE, basic and
  diluted..............................  $      (0.52)   $     (0.53)   $      (1.11)  $     (1.17)
                                         ============    ===========    ============   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, basic and diluted.......   108,377,432     92,397,731     106,235,098    83,979,789
                                         ============    ===========    ============   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash Flows from Operating Activities:
  Net loss..................................................  $(118,000)  $ (98,252)
  Adjustments to reconcile net loss to cash used in
    operating activities --
    Depreciation and amortization...........................     46,705      17,137
    Provision for bad debt..................................      8,245       1,603
    Accretion of investments................................     (1,369)     (2,479)
    Accretion of Senior Discount Notes......................     18,773      16,839
    Amortization of deferred debt issuance costs............      7,945       1,146
    Amortization of management ownership allocation charge
     and deferred compensation..............................      8,612      15,086
  Changes in assets and liabilities, net of affects of
    acquisitions --
    Increase in accounts receivable.........................    (39,201)    (12,309)
    Increase in prepaid expenses and other current assets...     (2,058)     (1,473)
    Decrease (increase) in other assets.....................      1,527        (165)
    (Decrease) increase in accounts payable.................     (6,093)     19,436
    Increase in accrued liabilities and other current
     liabilities............................................     10,490      12,349
                                                              ---------   ---------
         Net cash used in operating activities..............    (64,424)    (49,248)
                                                              ---------   ---------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................   (202,160)   (152,308)
  Purchases of short-term investments.......................    (31,070)    (47,717)
  Proceeds from sale of investments.........................     42,495     167,655
  Business acquisitions, net of cash acquired...............    (20,999)    (34,861)
                                                              ---------   ---------
         Net cash used in investing activities..............   (211,734)    (67,231)
                                                              ---------   ---------
Cash Flows from Financing Activities:
  Deferred debt issuance costs..............................    (12,334)     (6,362)
  Proceeds from issuance of common stock....................    719,675     510,618
  Proceeds from stock options exercised.....................      2,520          83
  Proceeds from issuance of common stock under the Employee
    Stock Discount Purchase Plan............................      1,954         529
  Other financing activities................................     (1,426)        (14)
                                                              ---------   ---------
         Net cash provided by financing activities..........    710,389     504,854
                                                              ---------   ---------
         Net increase in cash and cash equivalents..........    434,231     406,541
         Cash and cash equivalents, beginning of period.....    502,234     262,502
                                                              ---------   ---------
         Cash and cash equivalents, end of period...........  $ 936,465   $ 669,043
                                                              =========   =========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................     16,664      13,911
Supplemental disclosure of noncash investing and financing
  activities:
  Assets acquired under capital lease obligations...........      3,997          --
  Fair value of assets acquired in business acquisitions....     16,961      10,166
  Liabilities assumed in business acquisitions..............      4,992       8,898
  Common stock issued for business acquisitions (393,482
    shares).................................................     25,033          --
  Options issued for business acquisitions (63,088
    shares).................................................      2,009          --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

     The Company's business plan is focused on offering services in 36 of the largest metropolitan areas in the United States. As of June 30, 2000, the Company is operational in 24 markets: Atlanta, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Worth, Houston, Long Island, Los Angeles, Miami, New York City, Northern New Jersey, Oakland, Orange County, Philadelphia, San Diego, San Francisco, San Jose, Seattle, St. Louis and Washington, D.C. The Company is in the process of deploying networks in three additional markets: Phoenix, Minneapolis and Tampa.

     The Company's success will be affected by the challenges, expenses and delays encountered in connection with the formation of any new business, and the competitive environment in which the Company operates. The Company's performance will further be affected by its ability to assess and access potential markets, implement interconnection and collocation with the facilities of incumbent local exchange carriers (ILECs), lease adequate trunking capacity from and otherwise develop efficient and effective working relationships with ILECs and other carriers, obtain peering agreements with Internet service providers, collect interexchange access and reciprocal compensation charges, purchase and install switches in additional markets, implement efficient operations support systems
(OSS) and other back office systems, develop and retain a sufficient customer base and attract, retain and motivate qualified personnel. The Company's networks and the provisioning of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

     Expenses are expected to exceed revenues in each market in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take several years, and positive cash flows from operations are not expected in the near future.

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period presentation.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

3. ACQUISITIONS

     During the quarter ending June 30, 2000, the Company acquired all of the outstanding stock of two regional Internet service providers (ISPs): CONNECTnet Internet Network Services, Inc. and InterAccess Co. The Company acquired these ISPs for an aggregate purchase price of $51,684, consisting of $21,038 in cash, 393,482 shares of the Company's common stock, and 63,088 options to purchase shares of the Company's common stock granted to employees. Included in the aggregate purchase price is $3,604 consisting of cash and approximately 27,893 shares of the Company's common stock which has been held as security for indemnification claims against the former owners of the acquired entities. The excess of the initial purchase price over the fair value of the net assets from these two acquisitions has been recorded as goodwill of $39,676.

     The merger agreement with CONNECTnet Internet Network Services, Inc. provides for additional contingent consideration payable in cash and shares of the Company's common stock effective six months following the closing date. The contingent consideration is based on the satisfaction of certain conditions, including the maintenance of certain minimum recurring revenues. Based on information available at June 30, 2000, the contingent consideration is expected to be approximately $2,500 (consisting of $450 cash and approximately 33,694 shares of the Company's common stock). If such contingent consideration becomes due and payable, such additional purchase price will result in the recording of a corresponding amount of goodwill.

     The merger agreement with InterAccess Co. provides for additional contingent consideration payable in cash and shares of the Company's common stock effective seven months following the closing date. The contingent purchase payments are based on the satisfaction of certain conditions, including the maintenance of certain minimum recurring revenues. Based on information available at June 30, 2000, the contingent consideration is expected to be approximately $1,800 (consisting of $899 cash and approximately 13,947 shares of the Company's common stock). If such contingent consideration becomes due and payable, such additional purchase price will result in the recording of a corresponding amount of goodwill.

     During 1999, the Company acquired 100% of the outstanding stock of ConnectNet, Inc. and Kivex, Inc. and certain assets of ConnecTen, L.L.C. for cash.

     Each of the acquisitions discussed above were accounted for using the purchase method of accounting; accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including identified intangible assets, and liabilities assumed, based on their respective estimated fair values at acquisition. The Company's purchase price allocation of the acquisitions made in 2000 is preliminary, subject to post-acquisition due diligence of the acquired entities, and may be adjusted as additional information is obtained.

     The following presents the unaudited pro forma results of operations of the Company for the three and six months ended June 30, 1999 as if the acquisition of Kivex, Inc. had been consummated at the beginning of each of the periods presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The pro forma results of operations for CONNECTnet Internet Network Services, Inc., InterAccess Co., ConnecTen, L.L.C. and

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

ConnectNet, Inc. are not included in this table as the results would not have been material to the Company's results of operations.

                                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30, 1999       JUNE 30, 1999
                                                     ------------------   ----------------
Revenues...........................................       $ 19,872           $  31,660
Net loss before extraordinary items................        (51,423)           (102,984)
Net loss applicable to common stock................        (51,423)           (102,984)
Net loss per share, basic and diluted..............          (0.56)              (1.23)

4. PROPERTY AND EQUIPMENT

     Property and equipment includes network equipment, leasehold improvements, software, office equipment, furniture and fixtures, and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the three months ended June 30, 2000 and 1999, $4,508 and $1,359, respectively, of interest expense related to network construction-in-progress was capitalized. During the six months ended June 30, 2000 and 1999, $7,032 and $2,450, respectively, of interest expense related to network construction-in-progress was capitalized. Repair and maintenance costs are expensed as incurred.

     Property and equipment at June 30, 2000 and December 31, 1999, consisted of the following:

                                                                                 USEFUL
                                                     JUNE 30,   DECEMBER 31,     LIVES
                                                       2000         1999       (IN YEARS)
                                                     --------   ------------   ----------
Network equipment..................................  $333,008     $266,727         5-7
Leasehold improvements.............................    55,449       52,980        5-10
Software...........................................    42,424       26,169           3
Office equipment and other.........................    16,813       11,073           2
Furniture and fixtures.............................     8,727        6,061           5
                                                     --------     --------
Property and equipment, in service.................   456,421      363,010
Less: Accumulated depreciation.....................   (97,464)     (58,113)
                                                     --------     --------
          Property and equipment, in service,
            net....................................   358,957      304,897
Construction-in-progress...........................   190,412       72,516
                                                     --------     --------
          Property and equipment, net..............  $549,369     $377,413
                                                     ========     ========

5. OTHER ASSETS

     Other assets consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
Goodwill....................................................  $ 73,342     $34,211
Other acquired intangibles..................................    15,111       5,705
Long-term deposits..........................................     2,432       2,143
Other.......................................................       960       2,616
                                                              --------     -------
Total other assets..........................................    91,845      44,675
Less: Accumulated amortization..............................   (14,108)     (6,762)
                                                              --------     -------
          Other assets, net.................................  $ 77,737     $37,913
                                                              ========     =======

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

     Other acquired intangibles include acquired subscriber lists and acquired workforces, which were obtained in connection with certain acquisitions made in 2000 and 1999. Goodwill and other acquired intangibles are being amortized over their estimated useful lives of three years using the straight-line method.

6. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

     Accrued liabilities and other current liabilities consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
Accrued employee compensation and benefits..................  $ 8,411      $ 4,709
Accrued network expenses....................................   14,241        7,896
Accrued taxes...............................................    5,309        3,823
Accrued interest expense....................................    3,332        3,449
Other.......................................................   13,398        8,991
                                                              -------      -------
          Accrued liabilities and other current
            liabilities.....................................  $44,691      $28,868
                                                              =======      =======

7. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
Series B 11 3/4% Notes, face amount $445,000 due February
  15, 2008; effective interest rate of 12.21%; at accreted
  value.....................................................  $323,028     $304,393
12 7/8% Senior Notes, face amount $205,000 due May 15, 2008;
  effective interest rate of 13.24%; at accreted value......   201,397      201,259
Capital lease obligations...................................    11,684        8,780
                                                              --------     --------
          Long-term debt....................................  $536,109     $514,432
                                                              ========     ========

  Credit Facilities

     In February 2000, the Company closed on $500 million of new senior secured credit facilities (Credit Facilities), which replaced the existing $225 million revolving credit facility. The Credit Facilities consist of a $350 million seven-year revolving credit facility and a $150 million two-year delayed draw term loan facility. The Credit Facilities will be available, subject to satisfaction of certain terms and conditions, to provide financing for network build-out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office collocations. Interest on amounts drawn is variable based on the Company's leverage ratio and is initially expected to be the London Interbank Offered Rate (LIBOR) plus 3.25%. The initial commitment fee on the unused portion of the Credit Facilities will be 1.5% per annum, paid quarterly and will be reduced based upon usage.

     The Credit Facilities carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of their capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders or affiliates, effect a consolidation or merger and require the Company to maintain certain operating and financial performance measures. The Company was in compliance with all such restrictive covenants at June 30, 2000. No advances have been made to the Company through the Credit Facilities as of June 30, 2000.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

     Unamortized deferred debt issuance costs of $5,854 related to the $225 million revolving credit facility were expensed as additional interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and establishment of the Credit Facilities.

8. CAPITALIZATION

  Common Stock

     During the three and six months ended June 30, 2000, 17,011 and 48,946 shares of common stock were issued under the Company's Employee Stock Discount Purchase Plan for proceeds of $901 and $1,954, respectively.

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

  Warrants

     During the three and six months ended June 30, 2000, 17,000 and 29,975 Warrants were exercised to purchase 37,203 and 65,592 shares of common stock, respectively. Fractional shares are not issued; cash payments are made in lieu thereof, according to the terms of the Warrant Agreement. At June 30, 2000 and December 31, 1999, 158,886 and 188,861 Warrants, respectively, were outstanding.

9. COMMITMENTS AND CONTINGENCIES

     In April 2000, the Company executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. The Company must complete purchases totaling $80 million by December 31, 2000, an aggregate of $180 million of purchases by December 31, 2001, and the full $350 million of aggregate purchases on or before December 31, 2002. As of June 30, 2000, the Company has completed purchases totaling approximately $50 million, and expects to meet the required purchase milestones for the remainder of the procurement agreement. If the Company does not meet the required intermediate purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. Such cash settlements may be applied to future purchases during the commitment period. If the Company does not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2002, the Company will be required to provide cash settlement in an amount equal to the shortfall.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

     The Company has entered into various operating lease agreements, with expirations through 2009, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of June 30, 2000 are as follows:

2000.......................................................  $ 6,701
2001.......................................................   12,974
2002.......................................................   12,739
2003.......................................................   11,721
2004.......................................................   10,401
2005.......................................................   10,637
Thereafter.................................................   24,356

     Total rent expense for the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999, was $3,842, $2,091, $7,215, and
$3,826, respectively.

     During July, 2000, the Company entered into an operating lease for office facilities for its corporate headquarters in Dallas, Texas. The lease for the new facility has an initial term of approximately twelve years.

10. LOSS PER SHARE

     The net loss per share amounts included on the condensed consolidated statements of operations and the number of shares outstanding on the condensed consolidated balance sheets reflect a 426.2953905 for-one stock split, which occurred in connection with the initial public offering of common stock on July 7, 1998 and a three-for-two stock split which occurred on February 28, 2000. The warrants, options and shares to be issued under the Employee Stock Discount Purchase Plan are not included in the diluted net loss per share calculation as the effect from the conversion would be antidilutive. The net loss applicable to common stock includes the accretion of warrant values of $130 for the six months ended June 30, 1999.

11. REVENUE RECOGNITION

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB No. 101) which currently must be adopted for the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

12. RELATED PARTIES

     In connection with the Credit Facilities and the February 2, 2000 equity offering, the Company incurred approximately $1,091 and $2,944, respectively in fees to an affiliate of an investor in the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Allegiance Telecom, Inc. (Allegiance) is a leading competitive provider of telecommunications services to small and medium-sized business, government and other institutional users in major metropolitan areas across the United States. Allegiance offers an integrated set of telecommunications services including local, long distance, data and a full suite of Internet services. Our principal competitors are incumbent local exchange carriers (ILECs), such as the regional Bell operating companies and GTE Corporation operating units.

     We are developing networks throughout the United States using what we refer to as a "smart build" approach. In contrast to the traditional network build-out strategy under which carriers install their own telecommunications switch in each market and then construct their own fiber optic networks to reach customers, we install our own switch in each market but then lease other elements of the network from the ILECs and others. The smart build strategy specifically involves:

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

     - defer a portion of capital expenditures for network assets to the time when revenue generated by customer demand is available to finance such expenditures; and

     - address attractive service areas selectively throughout target markets and not just in those areas where we have constructed fiber transmission facilities.

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

     - the extent of price and service competition for telecommunications services; regulatory and technological developments;

     - our ability to negotiate favorable prices for purchases of equipment; and

     - the timing and extent of our acquisition of long-term rights to use dedicated fiber in the market.

     We initiated service by buying phone lines at wholesale prices and then reselling them to customers in Dallas during December 1997. We began providing service using our own switch and transmission equipment in April 1998 to customers in New York City. Throughout the remainder of 1998, we initiated facilities-based services in Atlanta, Boston, Chicago, Dallas, Fort Worth, Los Angeles, Oakland and San Francisco. During 1999, we commenced operations in Baltimore, Detroit, Houston, Long Island, Northern New Jersey, Orange County, Philadelphia, San Diego, San Jose and Washington, D.C. During 2000, we commenced operations in Denver (February 2000), St Louis (April 2000), Cleveland (May
2000), Seattle (June 2000), and Miami (June 2000).

     Although we initiated resale of local services in Dallas in 1997, reselling local service is not our core focus and comprises a small percentage of our sales. We now generally resell local services in order to provide a comprehensive telecommunications solution to a customer that has a need for local services both within and outside of our markets. In these cases, we resell services to those locations that are not within markets where we have facilities. We also resell services in certain cases where customers require services that we do not currently provide on a facilities basis or where we and the customer desire to initiate service in advance of our provisioning of facilities-based service to such customer. We earn significantly higher margins by providing facilities-based services instead of resale services and our sales teams have focused their efforts on selling services that require the use of our facilities.

     We acquire unused fiber capacity to which we add our own electronic transmission equipment once traffic volume justifies this investment or other factors make it attractive. This unused fiber is known as "dark fiber" because no light is transmitted through it while it is unused. We believe that dark fiber is readily available in most major markets. We are moving to the next stage of our smart build strategy in most of our existing markets by acquiring dark fiber capacity to connect many of the central offices at which we are located. These dark fiber rings will replace the network elements that we are leasing on a short-term basis from the ILECs and are expected to provide us with higher operating margins and more reliable network services. We currently have dark fiber rings in operation in Dallas, Houston and New York City, and we have entered into contracts for dark fiber rings in an additional 16 metropolitan markets, all of which are expected to be in operation before the end of 2000. We have also contracted for similar long-term arrangements for long-haul fiber routes connecting our Boston, New York City and Washington, D.C. networks.

     The table below provides selected key operational data for the quarters ended:

                                                              JUNE 30,   JUNE 30,
                                                                2000       1999
                                                              --------   --------
Markets served..............................................       24         15
Number of switches deployed.................................       20         10
Central office collocations.................................      475        210
Addressable market -- business lines (in millions)..........     13.2        7.0
Lines sold..................................................  122,800     55,800
Lines installed (cumulative)................................  407,800    122,300
Sales force employees.......................................    1,115        552
Total employees.............................................    2,548      1,243

     Our business plan covers 36 of the largest metropolitan areas in the United States. We believe we have successfully raised the projected capital required to build our networks and operate in each of these markets to the point at which operating cash flow from the market is sufficient to fund such market's operating costs and capital expenditures.

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1999

     During the second quarter of 2000 and 1999, we generated revenues of $63.0 million and $17.7 million, respectively. For the six months ended June 30, 2000 and 1999, we generated revenues of approximately $110.2 million and $27.7 million, respectively. For the three months ended June 30, 2000 and 1999, we sold 122,800 lines and 55,800 lines, and installed 81,100 lines and 41,200 lines, respectively. Facilities-based lines represented 89% of all lines installed as of June 30, 2000 as compared to 83% as of June 30, 1999.

     Voice service revenues for the three months ended June 30, 2000 and 1999 were approximately $48.7 million and $16.6 million and for the six months ended June 30, 2000 and 1999 were $83.4 million and $25.7 million, respectively. Voice service revenues consisted of:

     - the monthly recurring charge for basic service;

     - usage-based charges for local and toll calls in certain markets;

     - charges for services such as call waiting and call forwarding;

     - certain non-recurring charges, such as charges for additional lines for an existing customer; and

     - interconnection revenues.

     Interconnection revenues included in voice service revenues above, comprised of access charge revenue and reciprocal compensation revenue, accounted for $18.3 million and $8.1 million of our revenues for the three months ended June 30, 2000 and 1999, and $35.6 million and $11.9 million of our revenues for the six months ended June 30, 2000 and 1999.

     We earn "access charge" revenue by connecting our voice service customers to their selected long distance carriers for outbound calls or by delivering inbound long distance traffic to our voice service customers. Our interstate access charges were filed largely mirroring those used by the National Exchange Carrier Association (NECA), an association of independent local exchange carriers and our state access charges were generally set the same as those of state associations similar to NECA or of individual ILECs operating in other areas within the same state. These charges are generally higher than those charged by the larger ILECs operating in the same areas because these large ILECs have many more customers and therefore have lower per unit costs. Access charges are intended to compensate the local exchange carrier for the costs incurred in originating and terminating long distance calls on its network and we believe our access charges are appropriately set at levels approximately the same as those of the smaller ILECs. Access charge levels in general, and those charged by CLECs in particular, are subject to various disputes and are under review by the FCC.

     Some interexchange carriers, including AT&T and Sprint, have challenged the switched access rates of Allegiance and other CLECs and have withheld some or all payments for the switched access services that they continue to receive. AT&T and other interexchange carriers have asserted that they have not ordered switched access service from us and/or that our charges for switched access services are higher than those of the ILEC serving the same territory and are therefore unjust and unreasonable. AT&T has refused to pay us any originating access charges at our tariffed rates and other carriers are paying us less than our tariffed rates. Given the uncertainty as to whether such amounts will ultimately be paid to Allegiance by AT&T and Sprint, we recognize such access revenues from these carriers only when realization of it is certain, which in most cases is upon receipt of cash. On March 30, 2000, we filed a lawsuit against each of AT&T and Sprint in the Federal District Court of the District of Columbia requesting that such parties pay us for outstanding interstate and intrastate access charges. AT&T and Sprint have filed counterclaims against us alleging that our access charges fail to comply with the Telecom Act because they are unjust and unreasonable. Although we believe we will ultimately receive payment for AT&T and Sprint for the amounts owed to us, we cannot provide any assurance as to the amount of payments that we will ultimately receive, the actual outcome of the FCC proceedings or our lawsuits or the positions various states will take on the similar issue of intrastate switched access rates. If we do not receive payment from AT&T, Sprint or the other interexchange carriers for interstate and intrastate access charges that we believe are owed to us, this will have a material adverse effect on us unless we are able to offset this access revenue with other revenues. In addition, our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on Allegiance. For a more detailed discussion of these access charge issues, see "Risk Factors" below.

     We earn "reciprocal compensation" revenue by terminating on our network, local calls that originate on another carrier's network. We believe that other local exchange carriers should have to compensate us when their customers place calls to Internet service providers who are our customers. Most incumbent local exchange carriers disagree. A majority of our reciprocal compensation revenues are from calls to our customers that are Internet service providers. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably and could have a material adverse effect on Allegiance. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is certain, which in most cases is upon receipt of cash. In addition, we anticipate that the per minute reciprocal compensation rate we receive from ILECs under our new interconnection agreements will be lower than it was under our previous agreements. These reductions in reciprocal compensation will have a material adverse effect on us if we are unable to offset them with other revenues. For a more detailed discussion of these reciprocal compensation issues, see "Risk Factors" below.

     Data revenues, including Internet access and high-speed data services, for the three months ended June 30, 2000 and 1999 were approximately $12.2 million and $0.6 million and for the six months ended June 30, 2000 and 1999 were approximately $23.0 million and $0.8 million.

     We are in the process of implementing plans to accelerate our Internet access and other data revenue growth as well as our long distance revenue growth as a means of offsetting any reduction in access charge revenue and reciprocal compensation revenue that we may experience. We can provide no assurances, however, that these efforts will be successful.

     Long distance revenues for the second quarter of 2000 and 1999 were approximately $2.1 million and $0.3 million, and for the six months ended June 30, 2000 and 1999 were approximately $3.8 million and $0.8 million, respectively.

     We are using the purchase method of accounting for the acquisitions of the common stock of InterAccess Co., CONNECTNet Internet Network Services, Inc., Kivex, Inc. and ConnectNet, Inc. and the acquisition of certain assets of ConnecTen, L.L.C. We have recognized the revenues earned since the closing of each of these acquisitions in our condensed consolidated statement of operations for the period ended June 30, 2000. We have had discussions, and will continue to have discussions in the foreseeable future, concerning other potential acquisitions of Internet service providers and other providers of telecommunications and Internet services.

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

     In addition to Bell Atlantic in New York City, we are now electronically bonding with Bell Atlantic in Boston and Long Island and with Southwestern Bell in Dallas, Fort Worth and Houston. Testing with SBC Communications (SBC) and Pacific Bell in California was completed during the third quarter 1999 on the electronic data interface which is now in use there. Local service requests for all Texas and California markets are now processed electronically with SBC. During the second quarter 2000, we completed electronic bonding testing with Ameritech and Bell South, and currently we are processing data for local service requests electronically with these carriers. We are currently testing electronic bonding with Bell Atlantic in their southern region and expect to begin sending production orders during third quarter 2000. We plan on testing electronic bonding with US West in the fourth quarter 2000. We are also working towards the electronic bonding of that portion of the billing process in which we gather customer specific information, including their current service options, and the process of identifying and resolving customer service problems. These additional "electronic bonding" initiatives will require additional capital expenditures and should result in additional efficiencies.

     For the quarters ended June 30, 2000 and 1999, network expenses were $34.6 million and $12.7 million, respectively. For the six months ended June 30, 2000 and 1999, network expenses were $61.7 million and $20.3 million, respectively. The increase in network expenses is consistent with the deployment of our networks and initiation and growth of our services during 2000 and 1999. Network expenses included:

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

     The costs to lease local loop lines and high-capacity digital lines from the ILECs vary by ILEC and are regulated by state authorities under the Telecommunications Act of 1996. We believe that in many instances there are multiple carriers in addition to the ILEC from whom we can lease high-capacity lines, and that we can generally lease those lines at lower prices than are charged by the ILEC. We expect that the costs associated with these leases will increase with customer volume and will be a significant part of our ongoing cost of services. The cost of leasing switch sites is also a significant part of our ongoing cost of services.

     On July 19, 2000, in a decision on remand from the Supreme Court, the United States Court of Appeals for the Eighth Circuit vacated certain of the FCC's total element long run incremental (TELRIC) pricing rules. While sustaining the FCC's use of a forward-looking incremental cost methodology to set rates for interconnection and unbundled network elements, the Court rejected the FCC's conclusion that the costs should be based on the use of the most efficient technology currently available and the lowest cost network configuration. Instead, the Court stated that the statute required that costs be based on the use of the incumbent local exchange carrier's existing facilities and actual network equipment but that these costs should not be based on the historic costs actually paid by such carrier for network elements. The Court also found that the FCC erred in using avoidable, rather than actually avoided, costs to calculate the wholesale discount for resale products. Interconnection and unbundled network element rates set using the Court's methodology may be higher than and the wholesale discounts set using the Court's methodology may be lower than the comparable rates established using the FCC's methodology. It is difficult to evaluate the potential impact of this ruling on the prices Allegiance pays ILECs for unbundled network elements because the impact depends primarily on how state commissions interpret the ruling. Allegiance believes that the pricing of unbundled network elements approved by many state commissions and reflected in many of Allegiance's interconnection agreements is already materially in compliance with the standard set forth in this ruling. This ruling could have a material adverse effect on Allegiance, however, if it is interpreted to authorize materially higher charges for unbundled network elements than those prevailing in Allegiance's current interconnection agreements.

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

     Selling, general and administrative expenses increased to $56.7 million in the second quarter of 2000 from $30.7 million in the second quarter of 1999 primarily due to the growth of our business. On a year-to-date basis, selling, general, and administrative expenses increased to $104.7 million for the six months ended June 30, 2000 from $58.2 million for the six months ended June 30, 1999. Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and legal and professional fees. The number of employees increased to 2,548 as of June 30, 2000, from 1,243 as of June 30, 1999. As of June 30, 2000, the sales force, including sales managers and sales administrators, had grown to 1,115 from 552 as of June 30, 1999. As we continue to grow in terms of number of customers and call volume, we expect that ongoing expenses for customer care and billing will increase.

     We amortized $2.2 million and $4.6 million of the deferred management ownership allocation charge, a non-cash charge to income, for the three and six months ended June 2000, respectively. The same charge for the three and six months ended June 30, 1999 was $5.5 million and $11.3 million, respectively. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of

Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. We will further amortize this deferred charge at $2.0 million and $0.1 million during the remainder of 2000 and 2001, respectively. This period is the time frame over which we have the right to repurchase a portion of the securities, at the lower of fair market value or the price paid by the employee, in the event the management employee's employment with Allegiance is terminated. During the first quarter of 2000, we repurchased 289,527 shares from terminated management employees, and reversed the remaining deferred charge of $0.1 million related to these shares to additional paid-in capital. During 1999, we repurchased 37,968 shares from terminated management employees, and reversed the remaining deferred charge of $0.6 million related to these shares to additional paid-in capital. For the three months ended June 30, 2000 and 1999, we recognized $2.0 million and $2.0 million of amortization of deferred compensation expense, and for the six months ended June 30, 2000 and 1999, we recognized $4.0 million and $3.8 million of amortization of deferred compensation expense, respectively. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and options granted to employees under our 1997 Stock Option Plan and 1998 Stock Incentive Plan.

     During the second quarter 2000 and 1999, we recorded depreciation and amortization of property and equipment of $21.4 million and $9.9 million, respectively. For the six months ended June 30, 2000 and 1999, depreciation and amortization expense was $39.4 million and $17.1 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 24 markets by June 30, 2000.

     In connection with the acquisitions completed during 2000 and 1999, we assigned an aggregate of $15.1 million of the purchase price to customer lists and workforces. We also recorded an aggregate of $73.3 million of goodwill. Each of these intangible assets is being amortized over their estimated useful lives of three years, beginning at their respective date of the acquisition. For the second quarter 2000 and 1999, we recorded $3.4 million and $0.1 million of amortization for goodwill and $0.6 million and $0.1 million of amortization of customer list and workforces, respectively. For the six months ending June 30, 2000 and 1999, we recorded $6.2 million and $0.1 million of amortization for goodwill and $1.1 million and $0.1 million of amortization of customer list and workforces, respectively. Our purchase price allocation of the acquisitions made in 2000 is preliminary, subject to post acquisition due diligence of the acquired entities, and may be adjusted as additional information is obtained.

     For the three months ended June 30, 2000 and 1999, and for the six months ended June 30, 2000 and 1999, interest expense was $15.3 million $15.2 million, $36.3 million and $29.5 million, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, and the amortization of the original issue discount on the 12 7/8% notes. Interest expense in 2000 also includes amortization of deferred debt issuance costs related to the new $500 million Senior Secured Credit Facilities (Credit Facilities). Unamortized deferred debt issuance costs of $5.9 million related to the $225 million revolving credit facility were charged to interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and completion of the $500 million Credit Facilities. The amount of interest capitalized for the three and six months ended June 30, 2000 was $4.5 million and $7.0 million, respectively. For the same periods in 1999, the amounts were $1.4 million and $2.5 million, respectively. Interest income for the three and six months ended June 30, 2000 was $16.4 million and $29.9 million, respectively. Interest income for the three and six months ended June 30, 1999 was $9.0 million and $14.3 million, respectively. Interest income results from the investment of cash and from U.S. government securities, which we purchased and placed in a pledge account to secure the semiannual payments of interest through May 2001 on the 12 7/8% notes. Interest income during 2000 is greater than for the comparable periods in 1999 because we had additional cash invested in interest-bearing instruments as a result of our February 2000 equity offering.

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

     Our net loss for the second quarter of 2000, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation, was $56.7 million, and it was $118.0 million for the six months ended June 30, 2000. Our net loss for the second quarter of 1999, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation but before the accretion of warrant values, was $49.3 million and it was $98.3 million for the six months ended June 30, 1999. After deducting accretion of redeemable warrant values, the net loss applicable to common stock was $98.4 million for the six months ended June 30, 1999.

     Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of a company. EBITDA is not derived pursuant to generally accepted accounting principles (GAAP), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities, or as a measure of liquidity. We had EBITDA losses of $28.3 million and $56.2 million for the three months and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, we had EBITDA losses of $25.6 million and $50.9 million. In calculating EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $4.2 million and $8.6 million for the three and six months ended June 30, 2000 and $7.5 million and $15.1 million for the three and six months ended June 30, 1999.

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

     For the quarter ended June 30, 2000 and 1999, we made capital expenditures of $99.6 million and $73.8 million, respectively. For the six months ended June 30, 2000 and 1999, we made capital expenditures of $202.2 million and $152.3 million, respectively. We also used capital during these periods to fund our operations. Excess cash was used to purchase short-term investments and money market investments. As of June 30, 2000, we had transmission equipment collocated in 475 ILEC central offices.

     In April 2000, we executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. We must complete purchases totaling $80 million by December 31, 2000, an aggregate of $180 million of purchases by December 31, 2001, and the full $350 million of aggregate purchases on or before December 31, 2002. If we do not meet the required intermediate purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. Such payments may be applied to future purchases during the commitment period. If we do not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2002, we will be required to provide cash settlement in an amount equal to the shortfall. As of June 30, 2000, we have completed purchases totaling approximately $50 million, and we expect to be able to meet the required purchase milestones for the remainder of the purchase agreement. Pursuant to our expanded business plan, we expect to incur approximately $440.0 million of capital expenditures in 2000 (which amount includes the Lucent capital expenditures of $80 million in 2000).

     As of June 30, 2000, we had approximately $962.5 million of cash and short-term investments. In addition, $25.6 million of restricted U.S. government securities have been placed in a pledge account to fund interest payments on our 12 7/8% notes through May 2001.

     On February 28, 2000, a three-for-two stock split of our common stock was effected in the form of a 50% dividend to shareholders of record on February 18, 2000. All references to the number of common shares and per share amounts have been restated to reflect the stock split for the periods presented.

     On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semi-annually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from June 30, 2000 to February 15, 2003 of $122.0 million.

     We completed the initial public offering of our common stock and the offering of the 12 7/8% notes early in the third quarter of 1998. We raised net proceeds of approximately $137.8 million from our initial public offering of common stock and approximately $124.8 million from the offering of these notes. The 12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semi-annually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from June 30, 2000 to May 15, 2008 of $3.6 million. In connection with the sale of the 12 7/8% notes, we purchased U.S. government securities for approximately $69.0 million and placed them in a pledge account to fund interest payments for the first three years the 12 7/8% notes are outstanding. The first interest payment was made in November 1998. Such U.S. government securities are reflected in the balance sheet as of June 30, 2000, at an accreted value of approximately $25.6 million, which is classified as a current asset.

     On April 20, 1999, we completed the public offering of 17,739,000 shares of our common stock at a price of $25.33 per share, raising gross proceeds of $449.4 million. After underwriters' fees and other expenses, we realized net proceeds of approximately $430.3 million. On April 28, 1999, the underwriters of this offering exercised an option to purchase an additional 3,302,100 shares of common stock at the same price per share. As a result, we raised an additional $83.6 million of gross proceeds and $80.3 million of net proceeds, at that time.

     On February 2, 2000, we completed the public offering of 9,900,000 shares of our common stock at a price of $70.00 per share, raising gross proceeds of $693.0 million. After underwriters' fees and other expenses, we realized net proceeds of approximately $665.6 million. On February 29, 2000, the underwriters of this offering exercised an option to purchase an additional 803,109 shares of common stock at the same price per share. As a result, we raised an additional $56.2 million of gross proceeds and $54.1 million of net proceeds.

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

     In July 2000, we entered into an operating lease for office facilities for our corporate headquarters in Dallas, Texas. The lease for the new office facility has an initial term of approximately twelve years.

     We believe that the our current capital resources are sufficient to fund operating expenses, capital expenditures, and debt service requirements.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Allegiance intends that such forward-looking statements be subject to the safe harbors created thereby. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "shall," "should," or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts. We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you that we will achieve the future results reflected in these statements. The risks we face that could cause us not to achieve these results include, but are not limited to, our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions: (1) successfully market our services to current and new customers; (2) interconnect with and develop cooperative working relationships with ILECs; (3) develop efficient operations support systems and other back office systems; (4) successfully and efficiently transfer new customers to our networks and access new geographic markets; (5) identify, finance and complete suitable acquisitions; (6) borrow under our credit facilities or borrow under alternative financing sources; (7) install new switching facilities and other network equipment; (8) electronically bond with ILECs; (9) obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits; and (10) collect interexchange access and reciprocal compensation charges at the rates charged by us. Regulatory, legislative and judicial developments could also cause actual results to differ materially from the future results reflected in such forward-looking statements. You should consider all of our subsequent written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.

RISK FACTORS

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

     For all other local calls, it is clear that the telecommunications company whose customer calls a customer of a second telecommunications company must compensate the second company. This is known as reciprocal compensation. The reciprocal compensation rules do not apply to long distance interstate calls and the FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. Allegiance views this decision as favorable, but the court's direction to the FCC to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings or as to the timing of such outcome. Currently, over 30 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, while five jurisdictions have ruled to the contrary. A number of these rulings are subject to appeal. Additional disputes over the appropriate treatment of Internet service provider traffic are pending in other states and federal legislation seeking to resolve this issue has been and continues to be proposed and considered.

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

     The Regulation of Access Charges Involves Uncertainties, and the Resolution of These Uncertainties Could Adversely Affect Our Business

     To the extent we provide long-distance, often referred to as "interexchange," telecommunications service, we are required to pay access charges to other local exchange carriers when we use the facilities of those companies to originate or terminate interexchange calls. As a competitive local exchange carrier, we also provide access services to the long distance service providers who originate or terminate calls on our local network. The interstate access charges of incumbent local exchange carriers are subject to extensive regulation by the FCC, while those of competitive local exchange carriers are subject to a lesser degree of FCC regulation, but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory. Disputes have arisen regarding the regulation of access charges and these may be resolved adversely to us.

     On July 5, 1999, the FCC issued a ruling to address this issue in the context of a complaint filed by MGC Communications, Inc. (now known as Mpower Communications), a CLEC that had not been receiving payments from AT&T. In that ruling, the FCC stated that "AT&T is liable to MGC, at MGC's tariffed rate, for the originating access service that it received . . ." The FCC indicated that AT&T had no obligation to purchase access from MGC based on the arguments that MGC had made, but the FCC also made clear that there may be other requirements that could limit AT&T's ability to not purchase such access from a CLEC. In response to that FCC decision, AT&T filed a Petition for Review with the FCC, which was denied on December 28, 1999. The FCC is also reviewing the switched access rate level issue and related matters in its Access Charge Reform docket. In this docket, the FCC has requested comment as to whether interexchange carriers may refuse to purchase switched access services from particular carriers. Allegiance is an active participant in that proceeding.

     On May 31, 2000, the FCC approved a proposal made by a coalition of the largest ILECs, AT&T and Sprint to restructure interstate access charges. Pursuant to the proposal, price cap ILECs are required to reduce their interstate access rates to targeted levels approved by the FCC or submit cost studies to justify different rates. We anticipate that implementation of the FCC's decision will lead to an industry wide reduction in interstate access rates, even by those carriers that are not bound by the decision, including smaller ILECs and CLECs. Reduction in interstate access rates will have a material adverse effect on Allegiance unless we are able to offset the access revenue with other revenues.

     Several states, including Colorado, Maryland, Massachusetts, Missouri, New Jersey, New York, Texas, Virginia and Washington, have proposed or required that CLEC access charges be limited to those charged by ILECs operating in the same area as the CLEC with respect to calls originating or terminating in such area, except where the CLEC in question can establish that its costs justify a higher access rate through a formal cost proceeding. We believe that it is possible that other states will enact similar requirements. We also believe, however, that it is more likely that many states will use the same approach for intrastate long distance as the FCC ultimately decides to use for interstate long distance.

     In light of the FCC's decision in the MGC/AT&T proceeding and the support ILECs, including the large ILECs, have generally given to the principle that interexchange carriers should not be permitted to refuse to purchase switched access services from particular carriers, we believe that we will ultimately receive payment owed to us from AT&T, Sprint and any other interexchange carrier that withholds payment for switched access services that we provide. We cannot provide any assurance, however, as to the amount of payments that we will ultimately receive, the actual outcome of the FCC proceedings or our lawsuits or the positions various states will take on the similar issue of intrastate switched access rates. If we do not receive payment from AT&T, Sprint or the other interexchange carriers for interstate and intrastate access charges that we believe are owed to us, this will have a material adverse effect on us if we are unable to offset this access revenue with other revenues. In addition, our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on Allegiance.

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

     Our Substantial Indebtedness Could Make Us Unable to Service Indebtedness and Meet Our Other Requirements and Could Adversely Affect Our Financial Health

     We have a significant amount of debt outstanding and plan to access additional debt financing to fund our expanded business plan, including under our credit facilities that closed in February 2000. On June 30, 2000, we had $536.1 million of outstanding indebtedness and $1,085.3 million of stockholders' equity.

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

     If We Do Not Interconnect with and Maintain Efficient Working Relationships with Our Primary Competitors, the Incumbent Local Exchange Carriers, Our Business Will Be Adversely Affected

     Many new carriers, including Allegiance, have experienced difficulties in working with the incumbent local exchange carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local exchange carriers. As a new carrier, we must coordinate with incumbent local exchange carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC recently granted approval to Bell Atlantic to provide in-region long distance service in New York and to SBC Communications to provide in-region long distance service in Texas. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service or a regional Bell operating company otherwise fails to meet our requirements, for example, because of labor shortages, work stoppages or disruption caused by mergers or other organizational changes, our ability to offer local services in such region on a timely and cost-effective basis will be adversely affected.

     If We Do Not Obtain Peering Arrangements with Internet Service Providers, the Profitability of Our Internet Access Services Will Suffer

     The profitability of our Internet access services, and related services such as Web site hosting, may be adversely affected if we are unable to obtain "peering" arrangements with Internet service providers. In the past, major Internet service providers routinely exchanged traffic with other Internet service providers that met technical criteria on a "peering" basis, meaning that each Internet service provider accepted traffic routed to Internet addresses on their system from their "peers" on a reciprocal basis, without payment of compensation. However, since 1997 UUNET Technologies, Inc., the largest Internet service provider, has been greatly restricting the use of peering arrangements with other providers and has been imposing charges for accepting traffic from providers other than its "peers". Other major Internet service providers have adopted similar policies. Although we currently have peering arrangements, we cannot assure you that we will be able to negotiate "peer" status in the future, or that we will be able to terminate traffic on Internet service providers' networks at favorable prices.

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

     The Need to Move from Tariffs to Individual Contracts for Domestic Interstate Long Distance Services May Increase Our Costs.

     In a decision issued April 28, 2000, the United States Court of Appeals for the District of Columbia affirmed the FCC's 1996 order that prohibits the filing of tariffs for domestic interstate long distance service. The FCC's order, which had been stayed by the Court pending its decision, goes into effect on January 31, 2001, as of which date carriers must cancel all interstate domestic long distance tariffs on file with the FCC and file no new tariffs for such service. Although the FCC will not accept interstate long distance tariffs for filing after January 31, 2001, carriers will still be required to maintain and make available to the public upon request the rates, terms and conditions applicable to their domestic long distance services. In the absence of retail tariffs, Allegiance will be required to memorialize its legal relationship with its long distance customers by some other means, such as individual contracts setting forth the rates, terms and conditions of service. Negotiating individual contracts in this manner is likely to increase our cost of providing domestic interstate long distance services.

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

     The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, MCI WorldCom and Sprint and many smaller long distance carriers. Other competitors are likely to include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local exchange carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has recently granted approval to provide in-region long distance service to Bell Atlantic in New York and to SBC Communications in Texas, and other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

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

     The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained through our subsidiary, Allegiance Telecom International, Inc., prior FCC authorization for installation and operation of international facilities and the provision, including by resale, of international long distance services. Additionally, we file publicly available tariffs detailing our services and pricing with the FCC for both international and domestic long-distance services. As noted above, as of January 31, 2001, we will be prohibited from filing tariffs with the FCC for domestic interstate long distance service and will be required to cancel any such tariffs on file as of that date. There is no change in our obligation to file tariffs with the FCC for international services.

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

     A recent decision of the United States Court of Appeals for the Eighth Circuit vacated and remanded to the FCC certain of the FCC's total element long run incremental cost (TELRIC) rules that are used to set cost-based rates for unbundled network elements. This ruling could have a material adverse effect on Allegiance to the extent that it is interpreted to authorize materially higher rates than Allegiance is now paying for unbundled network elements.

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

     Future Sales of Our Stock by Existing Stockholders May Adversely Affect Our Stock Price

     As of August 4, 2000, we had 108,864,633 million shares of common stock outstanding. Many of these shares are "restricted securities" under the federal securities laws, and such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding Allegiance. Sales of substantial amounts of stock in the public market, or the perception that sales could occur, could depress the prevailing market price for our stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

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

     Allegiance believes that it is primarily engaged in a business other than investing, reinvesting, owning, holding or trading securities and, therefore, is not an investment company within the meaning of this statute. While we believe this means we are not an investment company within the meaning of the law, we are currently working with the SEC to obtain confirmation that we are not subject to Investment Company Act requirements for investment companies.

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

     Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2000, based on the estimated average 1999 earned rate on investments is $47.8 million. Assuming a 100 basis point drop in the estimated average rate, we would be exposed to a $9.5 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

                                                              QUARTER ENDING
                                             ------------------------------------------------
                                             MARCH      JUNE     SEPTEMBER   DECEMBER
                                              2000      2000       2000        2000     TOTAL
                                             ------   --------   ---------   --------   -----
                                                          (DOLLARS IN MILLIONS)
Estimated average investments..............  $821.3   $1,039.6    $988.2      $905.5      N/A
Estimated average interest earned at the
  estimated average rate of 5.1% for the
  year ended December 31, 1999.............  $ 10.5   $   13.3    $ 12.5      $ 11.5    $47.8
Estimated impact of interest rate drop.....  $  2.1   $    2.6    $  2.5      $  2.3    $ 9.5

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The 2000 annual meeting of stockholders was held on May 10, 2000. The number of shares of common stock present at the annual meeting in person or by proxy and voting and withholding authority to vote in the election of directors was 102,279,900 or 94.5% of the common stock of Allegiance outstanding on April 5, 2000, the record date for the annual meeting.

     (b) The following nominees, having received the FOR votes set opposite their respective names, constituting a plurality of the votes cast at the annual meeting for the election of directors, were elected directors of Allegiance to terms expiring in 2003.

DIRECTOR                                                    FOR       WITHHELD
--------                                                -----------   --------
Richard D. Frisbie....................................  101,820,848   459,052
Thomas M. Lord........................................  101,787,180   492,720
Dino Vendetti.........................................  101,784,491   495,409
C. Daniel Yost........................................  101,785,830   494,070

     (c) Stockholders ratified the appointment of Arthur Andersen LLP, as independent public accountants, to audit the consolidated financial statements for the current year ending December 31, 2000. The vote was 102,264,994 shares FOR and 7,221 shares AGAINST such ratification, with 7,685 shares abstaining.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report and made a part hereof.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         11.1            -- Statement regarding computation of per share loss for the three months ended June 30, 2000
         11.2            -- Statement regarding computation of per share loss for the six months ended June 30, 2000
         11.3            -- Statement regarding computation of per share loss for the three months ended June 30, 1999
         11.4            -- Statement regarding computation of per share loss for the six months ended June 30, 1999
         27.1            -- Financial Data Schedule

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

Dated: August 14, 2000

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          11.1           -- Statement regarding computation of per share loss for the three months ended June 30, 2000
          11.2           -- Statement regarding computation of per share loss for the six months ended June 30, 2000
          11.3           -- Statement regarding computation of per share loss for the three months ended June 30, 1999
          11.4           -- Statement regarding computation of per share loss for the six months ended June 30, 1999
          27.1           -- Financial Data Schedule