Form 10-Q
period 2000-09-30
ALLEGIANCE TELECOM INC
filed 2000-11-14
CIK 1058703

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

                         9201 NORTH CENTRAL EXPRESSWAY
                              DALLAS, TEXAS 75231
               (Address of principal executive offices) (Zip Code)

                                 (214) 261-7100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 2000, the registrant had 109,940,441 shares of common stock outstanding.

================================================================================

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                                                                                            PAGE
                                                                                             NO.
                                                                                            -----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements
          Condensed Consolidated Balance Sheets as of September 30,
            2000 and December 31, 1999 ..............................................          3
          Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 2000 and 1999 .................          4
          Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2000 and 1999 ...........................          5
          Notes to Condensed Consolidated Financial Statements ......................          6
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................................         11
     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk ............................................................         26
PART II. OTHER INFORMATION

     Item 1. Legal Proceedings ......................................................         27

     Item 2. Changes in Securities and Use of Proceeds ..............................         27

     Item 3. Defaults Upon Senior Securities ........................................         27

     Item 4. Submission of Matters to a Vote of Security
      Holders .......................................................................         27

     Item 5. Other Information ......................................................         27

     Item 6. Exhibits and Reports on Form 8-K .......................................         27

     Signatures .....................................................................         28

                          PART I. FINANCIAL INFORMATION

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                2000                 1999
                                                                           ---------------      ---------------
                                                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $       764,025      $       502,234
  Short-term investments .............................................              66,127               23,783
  Short-term investments, restricted .................................              25,945               25,518
  Accounts receivable, net ...........................................              82,123               29,857
  Prepaid expenses and other current assets ..........................               5,334                2,257
                                                                           ---------------      ---------------
          Total current assets .......................................             943,554              583,649
PROPERTY AND EQUIPMENT, net ..........................................             667,725              377,413
DEFERRED DEBT ISSUANCE COSTS, net ....................................              24,888               21,668
LONG-TERM INVESTMENTS, RESTRICTED ....................................                 829               13,232
GOODWILL AND OTHER ASSETS, net .......................................              96,459               37,913
                                                                           ---------------      ---------------
          Total assets ...............................................     $     1,733,455      $     1,033,875
                                                                           ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...................................................     $        92,715      $        44,805
  Accrued liabilities and other current liabilities ..................              67,227               28,868
                                                                           ---------------      ---------------
          Total current liabilities ..................................             159,942               73,673
LONG-TERM DEBT .......................................................             549,917              514,432
LONG-TERM LIABILITIES ................................................               4,738                2,154
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock -- $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding at September 30,
     2000 and December 31, 1999 ......................................                  --                   --
  Common stock-- 109,434,072 and 97,459,677 shares issued
     and 109,106,577 and 97,421,709 outstanding at September 30,
     2000 and December 31, 1999, respectively ........................               1,094                  975
  Common stock in treasury, at cost, 327,495 and 37,968
     shares at September 30, 2000 and December 31, 1999,
     respectively ....................................................                 (45)                  (5)
  Common stock warrants ..............................................               2,100                3,719
  Additional paid-in capital .........................................           1,697,107              940,120
  Deferred compensation ..............................................              (8,474)             (13,573)
  Deferred management ownership allocation charge ....................                (762)              (6,790)
  Accumulated deficit ................................................            (672,162)            (480,830)
                                                                           ---------------      ---------------
          Total stockholders' equity .................................           1,018,858              443,616
                                                                           ---------------      ---------------
          Total liabilities and stockholders' equity .................     $     1,733,455      $     1,033,875
                                                                           ===============      ===============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------------      ------------------------------------
                                                       2000                  1999                2000                 1999
                                                  ---------------      ---------------      ---------------      ---------------
REVENUES ....................................     $        80,031      $        32,051      $       190,198      $        59,773
OPERATING EXPENSES:
  Network ...................................              41,875               18,284              103,545               38,626
  Selling, general and
     administrative .........................              69,854               40,303              174,588               98,539
  Depreciation and amortization .............              37,152               17,948               83,857               35,085
  Management ownership allocation
     charge .................................               1,301                4,329                5,893               15,584
  Non-cash deferred compensation ............               2,010                2,010                6,030                5,841
                                                  ---------------      ---------------      ---------------      ---------------
          Total operating expenses ..........             152,192               82,874              373,913              193,675
                                                  ---------------      ---------------      ---------------      ---------------
          Loss from operations ..............             (72,161)             (50,823)            (183,715)            (133,902)
OTHER INCOME (EXPENSE):
  Interest income ...........................              15,131                8,876               45,026               23,159
  Interest expense ..........................             (16,302)             (14,446)             (52,643)             (43,902)
                                                  ---------------      ---------------      ---------------      ---------------
          Total other income (expense) ......              (1,171)              (5,570)              (7,617)             (20,743)
NET LOSS ....................................             (73,332)             (56,393)            (191,332)            (154,645)
ACCRETION OF REDEEMABLE PREFERRED STOCK
  AND WARRANT VALUES ........................                  --                   --                   --                 (130)
                                                  ---------------      ---------------      ---------------      ---------------
NET LOSS APPLICABLE TO COMMON STOCK .........     $       (73,332)     $       (56,393)     $      (191,332)     $      (154,775)
                                                  ===============      ===============      ===============      ===============
NET LOSS PER SHARE, basic and
  diluted ...................................     $         (0.67)     $         (0.58)     $         (1.79)     $         (1.75)
                                                  ===============      ===============      ===============      ===============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING, basic and diluted ............         108,949,104           97,201,160          107,147,319           88,483,301
                                                  ===============      ===============      ===============      ===============



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                --------------------------------
                                                                                    2000               1999
                                                                                -------------      -------------
Cash Flows from Operating Activities:
  Net loss ................................................................     $    (191,332)     $    (154,645)
  Adjustments to reconcile net loss to cash used in
    operating activities--
    Depreciation and amortization .........................................            83,857             35,085
    Provision for bad debt ................................................            16,212              2,193
    Accretion of investments ..............................................            (2,379)            (3,320)
    Accretion of Senior Discount Notes ....................................            28,569             25,121
    Amortization of deferred debt issuance costs ..........................             9,114              1,305
    Amortization of management ownership allocation charge
     and deferred compensation ............................................            11,923             21,425
  Changes in assets and liabilities, net of affects of
    acquisitions--
    Increase in accounts receivable .......................................           (67,794)           (19,339)
    Increase in prepaid expenses and other current assets .................            (2,172)            (5,006)
    Decrease (increase) in other assets ...................................               469               (574)
    Increase in accounts payable ..........................................            45,242             12,163
    Increase in accrued liabilities and other current
     liabilities ..........................................................            30,426             26,290
                                                                                -------------      -------------
         Net cash used in operating activities ............................           (37,865)           (59,302)
                                                                                -------------      -------------
Cash Flows from Investing Activities:
  Purchases of property and equipment .....................................          (343,340)          (220,899)
  Purchases of short-term investments .....................................           (96,559)           (61,467)
  Proceeds from sale of investments .......................................            68,570            191,983
  Business acquisitions, net of cash acquired .............................           (41,745)           (34,878)
                                                                                -------------      -------------
         Net cash used in investing activities ............................          (413,074)          (125,261)
                                                                                -------------      -------------
Cash Flows from Financing Activities:
  Deferred debt issuance costs ............................................           (12,334)            (6,679)
  Proceeds from issuance of common stock ..................................           719,675            510,618
  Proceeds from stock options exercised ...................................             4,390                263
  Proceeds from issuance of common stock under the Employee
    Stock Discount Purchase Plan ..........................................             3,223                886
  Other financing activities ..............................................            (2,224)              (581)
                                                                                -------------      -------------
         Net cash provided by financing activities ........................           712,730            504,507
                                                                                -------------      -------------
         Net increase in cash and cash equivalents ........................           261,791            319,944
         Cash and cash equivalents, beginning of period ...................           502,234            262,502
                                                                                -------------      -------------
         Cash and cash equivalents, end of period .........................     $     764,025      $     582,446
                                                                                =============      =============
Supplemental disclosures of cash flow information:
  Cash paid for interest ..................................................            17,066             15,026
Supplemental disclosure of noncash investing and financing
  activities:
  Assets acquired under capital lease obligations .........................             8,081              7,413
  Fair value of assets acquired in business acquisitions ..................            24,163             10,166
  Liabilities assumed in business acquisitions ............................            11,837              8,898
  Common stock issued for business acquisitions (393,482 shares) ..........            25,033                 --
  Options issued for business acquisitions (114,375 shares) ...............             2,421                 --



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. GENERAL

     Allegiance Telecom, Inc., a competitive local exchange carrier (CLEC), was incorporated on April 22, 1997, as a Delaware corporation, for the purpose of providing voice, data and Internet services to small and medium-sized business, government and other institutional users in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the Company.

     The Company's business plan is focused on offering services in 36 of the largest metropolitan areas in the United States. As of September 30, 2000, the Company is operational in 25 markets: Atlanta, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Orange County, Philadelphia, San Diego, San Francisco, San Jose, Seattle, St. Louis and Washington, D.C. Phoenix became operational on October 16, 2000 and an additional market, Tampa Bay/St. Petersburg is expected to be added in the fourth quarter of 2000.

     The Company's success will be affected by the challenges, expenses and delays encountered in connection with the formation and expansion of any new business, and the competitive environment in which the Company operates. The Company's performance will further be affected by its ability to assess and access potential markets, implement interconnection and collocation with the facilities of incumbent local exchange carriers (ILECs), lease adequate trunking capacity from and otherwise develop efficient and effective working relationships with ILECs and other carriers, obtain peering agreements with Internet service providers, collect interexchange access and reciprocal compensation charges, purchase and install switches in additional markets, implement efficient operations support systems (OSS) and other back office systems, develop and retain a sufficient customer base and attract, retain and motivate qualified personnel. The Company's networks and the provisioning of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

     Expenses are expected to exceed revenues in each market in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take several years, and positive cash flows from operations are not expected in the near future.

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period presentation.

3. ACQUISITIONS

     During the nine months ending September 30, 2000, the Company acquired all of the outstanding stock of three regional Internet service providers (ISPs):
CONNECTnet Internet Network Services, Inc., InterAccess Co., and Virtualis Systems, Inc. The Company acquired these ISPs for an aggregate purchase price of $72,904, consisting of $41,847 in cash, 393,482 shares of the Company's common stock, and 114,375 options granted to employees to purchase shares of the Company's common stock. Included in the aggregate purchase price is $3,604 consisting of cash and approximately 27,893 shares of the Company's common stock which has been held as security for indemnification claims against the former owners of the acquired entities. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill of $60,476.

     The merger agreement with CONNECTnet Internet Network Services, Inc. provides for additional contingent consideration payable in cash and shares of the Company's common stock effective six months following the closing date. The contingent consideration is based on the satisfaction of certain conditions, including the maintenance of certain minimum recurring revenues. Based on information available at September 30, 2000, the contingent consideration is expected to be approximately $2,500 (consisting of $450 cash and approximately 33,694 shares of the Company's common stock). If such contingent consideration becomes due and payable, such additional purchase price will result in the recording of a corresponding amount of goodwill.

     The merger agreement with InterAccess Co. provides for additional contingent consideration payable in cash and shares of the Company's common stock effective seven months following the closing date. The contingent purchase payments are based on the satisfaction of certain conditions, including the maintenance of certain minimum recurring revenues. Based on information available at September 30, 2000, the contingent consideration is expected to be approximately $1,800 (consisting of $899 cash and approximately 13,947 shares of the Company's common stock). If such contingent consideration becomes due and payable, such additional purchase price will result in the recording of a corresponding amount of goodwill.

     The merger agreement with Virtualis Systems, Inc. provides for additional contingent consideration payable in cash no later than twelve months following the closing date. The contingent consideration is based on the satisfaction of certain conditions, including the maintenance of certain minimum recurring revenues. Based on information available at September 30, 2000, the contingent consideration is expected to be approximately $6,276 of cash. Additionally, the agreement provides for potential earnout payments totaling up to $12 million payable solely in shares of the Company's common stock, based on Virtualis meeting certain quarterly revenue targets through August 31, 2001. If such contingent consideration and earnout payments becomes due and payable, such additional purchase price will result in the recording of a corresponding amount of goodwill.

     During 1999, the Company acquired 100% of the outstanding stock of ConnectNet, Inc. and Kivex, Inc. and certain assets of ConnecTen, L.L.C. for cash.

     Each of the acquisitions discussed above were accounted for using the purchase method of accounting; accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including identified intangible assets, and liabilities assumed, based on their respective estimated fair values at acquisition. The Company's purchase price allocation of the acquisitions made in 2000 is preliminary, subject to post-acquisition due diligence of the acquired entities, and may be adjusted as additional information is obtained. As of September 30, 2000, adjustments totaling $2,975 have been made to the purchase price allocation of these entities. These adjustments increase acquired liabilities and allowances and are included in goodwill at September 30, 2000.

     The following presents the unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 1999 as if the acquisition of Kivex, Inc. had been consummated at the beginning of each of the periods presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The pro forma results of operations for Virtualis Systems, Inc., CONNECTnet Internet Network Services, Inc., InterAccess Co., ConnecTen, L.L.C. and ConnectNet, Inc. are not included in this table as the results would not have been material to the Company's results of operations.

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                   SEPTEMBER 30, 1999      SEPTEMBER 30, 1999
                                                   ------------------      ------------------
Revenues .....................................     $           32,051      $           63,711
Net loss before extraordinary items ..........                (56,393)               (165,501)
Net loss applicable to common stock ..........                (56,393)               (165,501)
Net loss per share, basic and diluted ........                  (0.58)                  (1.87)

4. PROPERTY AND EQUIPMENT

     Property and equipment includes network equipment, leasehold improvements, software, office equipment, furniture and fixtures, and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the three months ended September 30, 2000 and 1999, $3,605 and $1,699, respectively, of interest expense related to network construction-in-progress was capitalized. During the nine months ended September 30, 2000 and 1999, $10,637 and $4,149, respectively, of interest expense related to network construction-in-progress was capitalized. Repair and maintenance costs are expensed as incurred.

     Property and equipment at September 30, 2000 and December 31, 1999, consisted of the following:


                                                                                                               USEFUL
                                                                        SEPTEMBER 30,       DECEMBER 31,        LIVES
                                                                             2000               1999          (IN YEARS)
                                                                        -------------      -------------      ----------
Network equipment .................................................     $     458,867      $     266,727           5-7
Leasehold improvements ............................................            77,897             52,980          5-10
Software ..........................................................            51,820             26,169             3
Office equipment and other ........................................            20,127             11,073             2
Furniture and fixtures ............................................             9,363              6,061             5
                                                                        -------------      -------------
Property and equipment, in service ................................           618,074            363,010
Less: Accumulated depreciation ....................................          (127,015)           (58,113)
                                                                        -------------      -------------
     Property and equipment, in service, net ......................           491,059            304,897

Construction-in-progress ..........................................           176,666             72,516
                                                                        -------------      -------------
     Property and equipment, net ..................................     $     667,725      $     377,413
                                                                        =============      =============

5. GOODWILL AND OTHER ASSETS

     Goodwill and other assets consisted of the following:


                                              SEPTEMBER 30,         DECEMBER 31,
                                                   2000                 1999
                                             ---------------      ---------------
Goodwill ...............................     $        94,134      $        34,211
Other acquired intangibles .............              19,061                5,705
Long-term deposits .....................               2,987                2,143
Other ..................................               1,982                2,616
                                             ---------------      ---------------
Total goodwill and other assets ........             118,164               44,675
Less: Accumulated amortization .........             (21,705)              (6,762)
                                             ---------------      ---------------
      Goodwill and other assets, net ...     $        96,459      $        37,913
                                             ===============      ===============

     Other acquired intangibles include acquired subscriber lists and acquired workforces, which were obtained in connection with certain acquisitions made in 2000 and 1999. Goodwill and other acquired intangibles are being amortized over their estimated useful lives of three years using the straight-line method.

6. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

     Accrued liabilities and other current liabilities consisted of the following:


                                                      SEPTEMBER 30,     DECEMBER 31,
                                                           2000              1999
                                                      -------------     -------------
Accrued employee compensation and benefits ......     $      13,962     $       4,709
Accrued network expenses ........................             9,953             7,896
Accrued taxes ...................................             5,660             3,823
Accrued interest expense ........................            11,836             3,449
Other ...........................................            25,816             8,991
                                                      -------------     -------------
    Accrued liabilities and other current
     liabilities ................................     $      67,227     $      28,868
                                                      =============     =============

7. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                           2000               1999
                                                                                     ---------------     ---------------
Series B 11 3/4% Notes, face amount $445,000 due
February 15, 2008; effective interest rate of 12.21%; at accreted
  value ........................................................................     $       332,754     $       304,393
12 7/8% Senior Notes, face amount $205,000 due
May 15, 2008; effective interest rate of 13.24%; at accreted
  value ........................................................................             201,467             201,259
Capital lease obligations ......................................................              15,696               8,780
                                                                                     ---------------     ---------------
        Long-term debt .........................................................     $       549,917     $       514,432
                                                                                     ===============     ===============

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

     The Credit Facilities carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of their capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders or affiliates, effect a consolidation or merger and require the Company to maintain certain operating and financial performance measures. The Company was in compliance with all such restrictive covenants at September 30, 2000. No advances have been made to the Company through the Credit Facilities as of September 30, 2000.

     Unamortized deferred debt issuance costs of $5,854 related to the $225 million revolving credit facility were expensed as additional interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and establishment of the Credit Facilities.

8. CAPITALIZATION

Common Stock

     During the three and nine months ended September 30, 2000, 23,322 and 72,268 shares of common stock were issued under the Company's Employee Stock Discount Purchase Plan for proceeds of $1,269 and $3,223, respectively.

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

Warrants

     During the three and nine months ended September 30, 2000, 52,570 and 82,545 Warrants were exercised to purchase 115,044 and 180,636 shares of common stock, respectively. Fractional shares are not issued; cash payments are made in lieu thereof, according to the terms of the Warrant Agreement. At September 30, 2000 and December 31, 1999, 106,316 and 188,861 Warrants, respectively, were outstanding.

9. COMMITMENTS AND CONTINGENCIES

     In April 2000, the Company executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. The Company must complete purchases totaling $80 million by December 31, 2000, an aggregate of $180 million of purchases by December 31, 2001, and the full $350 million of aggregate purchases on or before December 31, 2002. As of September 30, 2000, the Company has completed purchases totaling approximately $63 million, and expects to meet the required purchase milestones for the remainder of the procurement agreement. If the Company does not meet the required intermediate purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. Such cash settlements may be applied to future purchases during the commitment period. If the Company does not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2002, the Company will be required to provide cash settlement in an amount equal to the shortfall.

     The Company has entered into various operating lease agreements, with expirations through 2009, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of September 30, 2000 are as follows:

2000 ........................     $    3,353
2001 ........................         12,974
2002 ........................         12,739
2003 ........................         11,721
2004 ........................         10,401
2005 ........................         10,637
Thereafter ..................         24,356

     Total rent expense for the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999, was $4,619, $2,694, $11,834, and $6,190, respectively.

     During July 2000, the Company entered into an operating lease for office facilities for its corporate headquarters in Dallas, Texas. The lease for the new facility has an initial term of approximately twelve years.

10. LOSS PER SHARE

     The net loss per share amounts included on the condensed consolidated statements of operations and the number of shares outstanding on the condensed consolidated balance sheets reflect a 426.2953905 for-one stock split, which occurred in connection with the initial public offering of common stock on July 7, 1998 and a three-for-two stock split which occurred on February 28, 2000 (see
Note 8). The shares to be issued under the Employee Stock Discount Purchase Plan and the warrants and options are not included in the diluted net loss per share calculation as the effect from the conversion would be antidilutive. The net loss applicable to common stock includes the accretion of warrant values of $130 for the nine months ended September 30, 1999.

11. REVENUE RECOGNITION

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB No. 101) which currently must be adopted for the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company believes that SAB No. 101 will not have a material impact on the Company's financial position.

12. RELATED PARTIES

     In connection with the Credit Facilities and the February 2, 2000 equity offering, the Company incurred approximately $1,091 and $2,944, respectively in fees to an affiliate of an investor in the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Allegiance Telecom, Inc. (Allegiance) is a leading competitive provider of telecommunications services to small and medium-sized business, government and other institutional users in major metropolitan areas across the United States. Allegiance offers an integrated set of telecommunications services including local, long distance, data and a full suite of Internet services. Our principal competitors are incumbent local exchange carriers (ILECs), such as the regional Bell operating companies.

     Allegiance was formed in 1997 by a management team of industry veterans to take advantage of the opportunity for facilities-based competition created by the Telecommunications Act of 1996. Since our inception, we have focused on building a reliable nationwide network based on proven technologies, strong nationwide direct sales force and efficient operational support systems. We believe that by doing so we have positioned ourselves to compete effectively with the incumbent carriers, most of whom do not address our customers with direct sales efforts and are burdened by legacy operational support systems.

     Our business plan covers 36 of the largest metropolitan areas in the United States. Our network rollout has proceeded on schedule, with 25 markets operational as of September 30, 2000, including Atlanta, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Orange County, Philadelphia, St. Louis, San Diego, San Francisco, San Jose, Seattle and Washington, D.C. Phoenix became operational on October 16, 2000 and an additional market, Tampa Bay/St. Petersburg, is expected to be added in the fourth quarter of 2000. We believe we have successfully raised the projected capital required to build our networks and operate in each of these markets to the point at which projected operating cash flow from the market is sufficient to fund such market's projected operating costs and capital expenditures.

     Allegiance seeks to achieve competitive advantages by deploying multiple technologies and a mixture of leased and owned facilities at the edge of the communications network so that we can most effectively serve our customer base where it is physically located. We install state-of-the art voice and data aggregation and switching infrastructure in each local market and connect the switches to our customers by installing transmission and aggregation equipment in the central offices or "hubs" of the existing local incumbent carrier's networks. This approach allows us to connect into the "local loop" which consists of the existing copper wire and fiber plant throughout each local market owned by the ILECs. Our local loop presence provides us with a flexible platform for delivering traditional voice and broadband access services to our end user customers. We connect our switches to our central office locations by either leasing network elements from ILECs and other providers on a short-term basis or leasing dedicated fiber on a long-term basis. We have increasingly focused our local network capital investment on dedicated fiber because of the growth of our customer base and traffic volume and the increased availability of this fiber throughout the major metropolitan areas in the United States.

     As we have developed our local networks to service end user customers, we have also attempted to capitalize on our expertise and investment in the edge of the network by optimizing utilization of our network assets. Through the deployment of our end user focused infrastructure, we have a predominantly fixed cost network that has periods of under utilization. We have addressed this under utilization by providing network solutions to other service providers, primarily the leading national providers, who also have end user customers but who do not have the facilities and expertise to directly access these customers through the local loop. Many of these network service providers focus on the residential Internet access market. The traffic patterns in this market generally complement those of our end user business customers, making this type of wholesale business an incremental revenue opportunity for Allegiance.

     The other way we intend to serve our customers and leverage our focus on the small and medium-sized business end users is by developing electronic commerce products designed to help these customers market their products and services on-line, improve communication and collaboration and increase productivity. While these types of products and solutions are readily available to larger business customers that can afford to devote the resources necessary to develop and customize them internally, we believe that smaller business customers are demanding easy to use electronic commerce solutions that allow them with minimal design and development costs to market products on-line as well as increase their own productivity by using corporate intranets.

     The table below provides selected key operational data for the quarters ended:

                                                              SEPTEMBER  30, 2000        SEPTEMBER 30, 1999
                                                              -------------------        ------------------
Markets served.........................................       25                         17
Number of switches deployed............................       24                         13
Central office collocations............................       552                        260
Addressable market-- business lines (cumulative).......       14,730,000                 8,400,000
Lines sold.............................................       135,500                    69,800
Lines installed (cumulative)...........................       499,700                    181,400
Sales force employees..................................       1,231                      608
Total employees........................................       2,936                      1,525

RESULTS OF OPERATIONS -- THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     During the third quarter of 2000 and 1999, we generated revenues of $80.0 million and $32.1 million, respectively. For the nine months ended September 30, 2000 and 1999, we generated revenues of approximately $190.2 million and $59.8 million, respectively. The increase in revenue is attributable to an increase in number of customers and lines installed. For the three months ended September 30, 2000 and 1999, we sold 135,500 lines and 69,800 lines, and installed 91,900 lines and 59,100 lines, respectively. Facilities-based lines represented approximately 89% of all lines installed as of September 30, 2000 as compared to approximately 87% as of September 30, 1999.

     Local voice service revenues for the three months ended September 30, 2000 and 1999 were approximately $59.7 million and $27.2 million and for the nine months ended September 30, 2000 and 1999 were $143.0 million and $53.1 million, respectively. Local voice service revenues consisted of:

     o    the monthly recurring charge for basic local voice service;

     o    usage-based charges for local and toll calls in certain markets;

     o    charges for services such as call waiting and call forwarding;

     o certain non-recurring charges, such as charges for additional lines for an existing customer; and

     o interconnection revenues from switched access charges to long distance carriers and reciprocal compensation charges to other local carriers.

     Components of our local voice service revenue are subject to various federal and state regulations and to disputes and uncertainties. Moreover, we expect and have modified our business plans to anticipate a decrease in switched access charges and reciprocal compensation charges. For a discussion of the risks and uncertainties associated with our local voice revenues, see "Risk Factors" below.

     Long distance service revenue for the three months ended September 30, 2000 and 1999 were approximately $3.3 million and $0.9 million and for the nine months ended September 30, 2000 and 1999 were $7.1 million and $1.7 million, respectively.

     Data revenue, including revenue generated from Internet access, web hosting and high-speed data services, for the three months ended September 30, 2000 and 1999 were approximately $17.0 million and $4.0 million and for the nine months ended September 30, 2000 and 1999 were $40.1 million and $5.0 million, respectively.

     We have had discussions, and will continue to have discussions in the foreseeable future, concerning potential acquisitions of Internet service providers and other providers of telecommunications and Internet services. On September 28, 2000 we completed the acquisition of Virtualis Systems, Inc., a web hosting company and applications service provider based in Los Angles. We have utilized the purchase method of accounting for the acquisitions of the common stock of, Virtualis Systems, Inc., InterAccess Co., CONNECTNet Internet Network Services, Inc., Kivex, Inc. and ConnectNet, Inc. and the acquisition of certain assets of ConnecTen, L.L.C. We have recognized the revenues earned since the closing of each of these acquisitions in our condensed consolidated statement of operations for the period ended September 30, 2000.

     For the quarters ended September 30, 2000 and 1999, network expenses were $41.9 million and $18.3 million, respectively. For the nine months ended September 30, 2000 and 1999, network expenses were $103.5 million and $38.6 million, respectively. The increase in network expenses is consistent with the deployment of our networks and initiation and growth of our services during 2000 and 1999. Network expenses included:

     o the cost of leasing high-capacity digital lines that interconnect our network with ILEC networks;

     o the cost of leasing high-capacity digital lines that connect our switching equipment to our transmission equipment located in ILEC central offices;

     o the cost of leasing local loop lines which connect our customers to our network;

     o the cost of completing local and long distance calls originated by our customers;

     o the cost of leasing space in ILEC central offices for collocating our transmission equipment; and

     o    the cost of leasing our nationwide Internet network.

     The costs to lease local loop lines and high-capacity digital lines from the ILECs vary by ILEC and are regulated by state authorities under the Telecommunications Act of 1996. We believe that in many instances there are multiple carriers in addition to the ILEC from whom we can lease high-capacity lines, and that we can generally lease those lines at lower prices than are charged by the ILEC. We expect that the costs associated with these leases will increase with customer volume and will be a significant part of our ongoing cost of services. The cost of leasing switch sites is also a significant part of our ongoing cost of services. For a discussion of the risks and uncertainties associated with our leasing of network elements from the ILECs, see "Risk Factors" below.

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

     Selling, general and administrative expenses increased to $69.9 million in the third quarter of 2000 from $40.3 million in the third quarter of 1999 primarily due to the growth of our business. On a year-to-date basis, selling, general, and administrative expenses increased to $174.6 million for the nine months ended September 30, 2000 from $98.5 million for the nine months ended September 30, 1999. Selling, general and administrative expenses include salaries and related personnel costs, facilities costs and legal and professional fees. The number of employees increased to 2,936 as of September 30, 2000, from 1,525 as of September 30, 1999. As of

September 30, 2000, the sales force, including sales managers and sales administrators, had grown to 1,231 from 608 as of September 30, 1999. As we continue to grow in terms of number of customers and call volume, we expect that ongoing expenses for customer care and billing will increase.

     We amortized $1.3 million and $5.9 million of the deferred management ownership allocation charge, a non-cash charge to income, for the three and nine months ended September 2000, respectively. The same charge for the three and nine months ended September 30, 1999 was $4.3 million and $15.6 million, respectively. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. We will further amortize this deferred charge at $0.7 million and $0.1 million during the remainder of 2000 and 2001, respectively. This period is the time frame over which we have the right to repurchase a portion of the securities, at the lower of fair market value or the price paid by the employee, in the event the management employee's employment with Allegiance is terminated. During the first quarter of 2000, we repurchased 289,527 shares from terminated management employees, and reversed the remaining deferred charge of $0.1 million related to these shares to additional paid-in capital. During 1999, we repurchased 37,968 shares from terminated management employees, and reversed the remaining deferred charge of $0.6 million related to these shares to additional paid-in capital. For the three months ended September 30, 2000 and 1999, we recognized $2.0 million and $2.0 million, respectively, of amortization of deferred compensation expense, and for the nine months ended September 30, 2000 and 1999, we recognized $6.0 million and $5.8 million, respectively, of amortization of deferred compensation expense, respectively. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and options granted to employees under our 1997 Stock Option Plan and 1998 Stock Incentive Plan.

     During the third quarter 2000 and 1999, we recorded depreciation and amortization of property and equipment of $29.6 million and $14.7 million, respectively. For the nine months ended September 30, 2000 and 1999, depreciation and amortization expense was $68.9 million and $31.7 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 25 markets by September 30, 2000.

     In connection with the acquisitions completed during 2000 and 1999, we assigned an aggregate of $19.1 million of the purchase price to customer lists and workforces. We also recorded an aggregate of $94.1 million of goodwill. Each of these intangible assets is being amortized over their estimated useful lives of three years, beginning at their respective date of the acquisition. For the third quarter 2000 and 1999, we recorded $6.3 million and $2.7 million of amortization for goodwill and $1.3 million and $0.5 million of amortization of customer list and workforces, respectively. For the nine months ending September 30, 2000 and 1999, we recorded $12.6 million and $2.9 million of amortization for goodwill and $2.4 million and $0.5 million of amortization of customer list and workforces, respectively. Our purchase price allocation of the acquisitions made in 2000 is preliminary, subject to post acquisition due diligence of the acquired entities, and may be adjusted as additional information is obtained. As of September 30, 2000, we have made adjustments to the purchase price allocation of acquired entities totaling approximately $3.0 million. These adjustments increase acquired liabilities and allowances and are included in goodwill at September 30, 2000.

     For the three months ended September 30, 2000 and 1999, and for the nine months ended September 30, 2000 and 1999, interest expense was $16.3 million, $14.4 million, $52.6 million and $43.9 million, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, and the amortization of the original issue discount on the 12 7/8% notes. Interest expense in 2000 also includes amortization of deferred debt issuance costs related to the new $500 million Senior Secured Credit Facilities (Credit Facilities). Unamortized deferred debt issuance costs of $5.9 million related to the $225 million revolving credit facility were charged to interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and completion of the $500 million Credit Facilities. The amount of interest capitalized for the three and nine months ended September 30, 2000 was $3.6 million and $10.6 million, respectively. For the same periods in 1999, the amounts were $1.7 million and $4.1 million, respectively. Interest income for the three and nine months ended September 30, 2000 was $15.1 million and $45.0 million, respectively. Interest income for the three and nine months ended September 30, 1999 was $8.9 million and $23.2 million, respectively. Interest income results from the investment of cash and from U.S. government securities, which we purchased and placed in a pledge account to secure the semiannual payments of interest through May 2001 on the 12 7/8% notes. Interest income during 2000 is greater than for the comparable periods in 1999 because we had additional cash invested in interest-bearing instruments as a result of our February 2000 equity offering.

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

     Our net loss for the third quarter of 2000, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation, was $73.3 million, and it was $191.3 million for the nine months ended September 30, 2000. Our net loss for the third quarter of 1999, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation but before the accretion of warrant values, was $56.4 million and it was $154.6 million for the nine months ended September 30, 1999. After deducting accretion of redeemable warrant values, the net loss applicable to common stock was $154.8 million for the nine months ended September 30, 1999.

     Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of a company. EBITDA is not derived pursuant to generally accepted accounting principles (GAAP), and therefore should not be construed as an alternative to operating income, as an alternative to cash flows from operating activities, or as a measure of liquidity. We had EBITDA losses of $31.7 million and $87.9 million for the three months and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, we had EBITDA losses of $26.5 million and $77.4 million. In calculating EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $3.3 million and $11.9 million for the three and nine months ended September 30, 2000 and $6.3 million and $21.4 million for the three and nine months ended September 30, 1999.

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

     On January 3, 2000, we announced a significant expansion of our business plan to include a total of 36 target markets and which:

     o includes an increase in our collocation footprint by approximately 100 central offices in our initial 24 target markets; and

     o provides for the acquisition of dark fiber capacity in an additional 16 of our target markets as well as connecting the Boston -- New York -- Washington, D.C. corridor.

     We do not begin to develop a new market until we have raised the capital that we project to be necessary to build and operate our network in the market to the point at which operating cash flow from the market is sufficient to fund such market's ongoing operating costs and capital expenditures. We believe that all of our 36 target markets are now fully funded in this manner.

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

     o    the demand for our services;

     o regulatory and technological developments, including additional market developments and new opportunities in our industry;

     o    an inability to borrow under our new credit facilities; and

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

     For the quarter ended September 30, 2000 and 1999, we made capital expenditures of $141.2 million and $68.6 million, respectively. For the nine months ended September 30, 2000 and 1999, we made capital expenditures of $343.3 million and $220.9 million, respectively. We also used capital during these periods to fund our operations. Excess cash was used to purchase short-term investments and money market investments. As of September 30, 2000, we had transmission equipment collocated in 552 ILEC central offices.

     In April 2000, we executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. We must complete purchases totaling $80 million by December 31, 2000, an aggregate of $180 million of purchases by December 31, 2001, and the full $350 million of aggregate purchases on or before December 31, 2002. If we do not meet the required intermediate purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. Such payments may be applied to future purchases during the commitment period. If we do not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2002, we will be required to provide cash settlement in an amount equal to the shortfall. As of September 30, 2000, we have completed purchases totaling approximately $63 million, and we expect to be able to meet the required purchase milestones for the remainder of the purchase agreement. Pursuant to our expanded business plan, we expect to incur approximately $425 million to $450 million of capital expenditures in 2000 (which amount includes the Lucent capital expenditures of $80 million in 2000).

     As of September 30, 2000, we had approximately $830.2 million of unrestricted cash and short-term investments. In addition, $25.9 million of restricted U.S. government securities have been placed in a pledge account to fund interest payments on our 12 7/8% notes through May 2001.

     On February 28, 2000, a three-for-two stock split of our common stock was effected in the form of a 50% dividend to shareholders of record on February 18, 2000. All references to the number of common shares and per share amounts have been restated to reflect the stock split for the periods presented.

     On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semi-annually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from September 30, 2000 to February 15, 2003 of $112.2 million.

     We completed the initial public offering of our common stock and the offering of the 12 7/8% notes early in the third quarter of 1998. We raised net proceeds of approximately $137.8 million from our initial public offering of common stock and approximately $124.8 million from the offering of these notes. The 12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semi-annually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from September 30, 2000 to May 15, 2008 of $3.5 million. In connection with the sale of the 12 7/8% notes, we purchased U.S. government securities for approximately $69.0 million and placed them in a pledge account to fund interest payments for the first three years the 12 7/8% notes are outstanding. The first interest payment was made in November 1998. Such U.S. government securities are reflected in the balance sheet as of September 30, 2000, at an accreted value of approximately $25.9 million, which is classified as a current asset.

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

FORWARD-LOOKING STATEMENTS

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Allegiance intends that such forward-looking statements be subject to the safe harbors created thereby. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates,"

 "believes," "expects," "may," "will," "shall," "should," "projected," or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues and statements regarding the development of our businesses, the markets for our services and products, acquisitions, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts. We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you that we will achieve the future results reflected in these statements. The risks we face that could cause us not to achieve these results include, but are not limited to, our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions: (1) successfully market our services to current and new customers;
(2) interconnect with and develop cooperative working relationships with ILECs and withstand interruptions in their operations; (3) develop efficient operations support systems and other back office systems; (4) successfully and efficiently transfer new customers to our networks and access new geographic markets; (5) identify, finance and complete suitable acquisitions; (6) borrow under our credit facilities or borrow under alternative financing sources; (7) install new switching facilities and other network equipment; (8) electronically bond with ILECs; (9) obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits; and (10) collect interexchange access and reciprocal compensation charges at the rates charged by us. Regulatory, legislative and judicial developments could also cause actual results to differ materially from the future results reflected in such forward-looking statements. You should consider all of our subsequent written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.

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

     The obligation to pay reciprocal compensation does not extend to long distance interstate calls. The FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but also determined that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. Allegiance views this decision as favorable, but the court's direction to the FCC to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings or as to the timing of such outcome. Currently, over 30 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, while six jurisdictions have ruled to the contrary. A number of these rulings are subject to appeal. Additional disputes over the appropriate treatment of Internet service provider traffic are pending in other states and federal legislation seeking to resolve this issue has been and continues to be proposed and considered.

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

     AT&T has challenged the switched access rates of Allegiance and other CLECs and has withheld some or all payments for the switched access services that they continue to receive. AT&T has asserted that they have not ordered switched access service from us and/or that our charges for switched access services are higher than those of the ILEC serving the same territory and are therefore unjust and unreasonable. AT&T has refused to pay us any originating access charges at our tariffed rates. Given the uncertainty as to whether such amounts will ultimately be paid to Allegiance by AT&T, we recognize such access revenues from these carriers only when realization of it is certain, which in most cases is upon receipt of cash. On March 30, 2000, we filed a lawsuit against each of AT&T and Sprint in the Federal District Court of the District of Columbia requesting that such parties pay us for outstanding interstate and intrastate access charges. AT&T and Sprint filed counterclaims against us alleging that our access charges fail to comply with the Telecom Act because they are unjust and unreasonable. We have settled this dispute with Sprint and in doing so have reached an agreement with respect to access charges payable by them for originating and terminating calls on our local networks. Although we believe we will ultimately receive payment for AT&T for the amounts owed to us by them, we cannot provide any assurance as to the amount of payments that we will ultimately receive, the actual outcome of the FCC proceedings or our lawsuits or the positions various states will take on the similar issue of intrastate switched access rates. If we do not receive payment from AT&T for interstate and intrastate access charges that we believe are owed to us, this will have a material adverse effect on us unless we are able to offset this access revenue with other revenues. In addition, our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on Allegiance.

     On July 5, 1999, the FCC issued a ruling to address the issue of CLEC access charges in the context of a complaint filed by MGC Communications, Inc. (now known as Mpower Communications), a CLEC that had not been receiving payments from AT&T. In that ruling, the FCC stated that "AT&T is liable to MGC, at MGC's tariffed rate, for the originating access service that it received . .
 ." The FCC indicated that AT&T had no obligation to purchase access from MGC based on the arguments that MGC had made, but the FCC also made clear that there may be other requirements that could limit AT&T's ability to not purchase such access from a CLEC. In response to that FCC decision, AT&T filed a Petition for Review with the FCC, which was denied on December 28, 1999. The FCC is also reviewing the switched access rate level issue and related matters in its Access Charge Reform docket. In this docket, the FCC has requested comment as to whether interexchange carriers may refuse to purchase switched access services from particular carriers. Allegiance is an active participant in that proceeding.

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

We Are Dependent on Effective Billing, Customer Service and Information Systems and We May Have Difficulties in Developing These Systems

     Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill customers, initiate, implement and track customer orders and achieve operating efficiencies. We cannot assure you that these systems will be successfully implemented on a timely basis or at all or will perform as expected because:

     o we have and will likely continue to have difficulties in getting products and services from our vendors delivered in a timely and effective manner, at acceptable costs and at the service and performance level required;

     o we may fail to adequately identify all of our information and processing needs;

     o    our processing or information systems may fail or be inadequate;

     o    we may not be able to effectively integrate such products or services;

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

Our Substantial Indebtedness Could Make Us Unable to Service Indebtedness and Meet Our Other Requirements and Could Adversely Affect Our Financial Health

     We have a significant amount of debt outstanding and plan to access additional debt financing to fund our expanded business plan, including under our credit facilities that closed in February 2000. On September 30, 2000, we had $549.9 million of outstanding indebtedness and $1,018.9 million of stockholders' equity.

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

If We Do Not Interconnect with and Maintain Efficient Working Relationships with Our Primary Competitors, the Incumbent Local Exchange Carriers, Our Business Will Be Adversely Affected

     Many new carriers, including Allegiance, have experienced difficulties in working with the incumbent local exchange carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local exchange carriers. As a new carrier, we must coordinate with incumbent local exchange carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC recently granted approval to Verizon (f/k/a Bell Atlantic) to provide in-region long distance service in New York and to SBC Communications to provide in-region long distance service in Texas. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service or a regional Bell operating company otherwise fails to meet our requirements, for example, because of labor shortages, work stoppages or disruption caused by mergers or other organizational changes, our ability to offer local services in such region on a timely and cost-effective basis will be adversely affected.

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

The Need to Move from Tariffs to Individual Contracts for Domestic Interstate Long Distance Services May Increase Our Costs.

     In a decision issued April 28, 2000, the United States Court of Appeals for the District of Columbia affirmed the FCC's 1996 order that prohibits the filing of tariffs for domestic interstate long distance service. The FCC's order, which had been stayed by the Court pending its decision, goes into effect on April 30, 2001, as of which date carriers must cancel all interstate domestic long distance tariffs on file with the FCC and file no new tariffs for such service. Although the FCC will not accept interstate long distance tariffs for filing after April 30, 2001, carriers will still be required to maintain and make available to the public upon request the rates, terms and conditions applicable to their domestic long distance services. In the absence of retail tariffs, Allegiance will be required to memorialize its legal relationship with its long distance customers by some other means, such as individual contracts setting forth the rates, terms and conditions of service. Negotiating individual contracts in this manner is likely to increase our cost of providing domestic interstate long distance services.

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

     We also face, and expect to continue to face, competition in the local market from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace such as AT&T, WorldCom and Sprint, and from other CLECs, resellers, competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, the development of new technologies could give rise to significant new competitors in the local market.

Significant Competition in Providing Long Distance and Internet Services Could Reduce the Demand for and Profitability of Our Services

     We also face significant competition in providing long distance and Internet services. Many of these competitors have greater financial, technological, marketing, personnel and other resources than those available to us.

     The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint and many smaller long distance carriers. Other competitors are likely to include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local exchange carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has recently granted approval to provide in-region long distance service to Verizon (f/k/a Bell Atlantic) in New York and to SBC Communications in Texas, and other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

     The Internet services market is highly competitive and there are limited barriers to entry. We expect that competition will continue to intensify. Our competitors in this market include Internet service providers, other telecommunications companies, online service providers and Internet software providers. Most of the regional Bell operating companies and GTE Corporation operating units have announced plans to rapidly roll out DSL services. Some of these entities, including SBC Communications, Qwest (f/k/a US West) and Bell Atlantic, have already commenced deployment of DSL services in selected markets and may in the future deploy DSL services on a widespread basis.

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

     The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained through our subsidiary, Allegiance Telecom International, Inc., prior FCC authorization for installation and operation of international facilities and the provision, including by resale, of international long distance services. Additionally, we file publicly available tariffs detailing our services and pricing with the FCC for both international and domestic long-distance services. As noted above, as of April 30, 2001, we will be prohibited from filing tariffs with the FCC for domestic interstate long distance service and will be required to cancel any such tariffs on file as of that date. There is no change in our obligation to file tariffs with the FCC for international services. The FCC, however, has introduced a Notice of Proposed Rulemaking requesting comment on whether it should similarly prohibit the filing of tariffs for international long distance services.

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

     On July 19, 2000, in a decision on remand from the Supreme Court, the United States Court of Appeals for the Eighth Circuit vacated certain of the FCC's total element long run incremental (TELRIC) pricing rules. While sustaining the FCC's use of a forward-looking incremental cost methodology to set rates for interconnection and unbundled network elements, the Court rejected the FCC's conclusion that the costs should be based on the use of the most efficient technology currently available and the lowest cost network configuration. Instead, the Court stated that the statute required that costs be based on the use of the incumbent local exchange carrier's existing facilities and actual network equipment but that these costs should not be based on the historic costs actually paid by such carrier for network elements. The Court also found that the FCC erred in using avoidable, rather than actually avoided, costs to calculate the wholesale discount for resale products. Interconnection and unbundled network element rates set using the Court's methodology may be higher than and the wholesale discounts set using the Court's methodology may be lower than the comparable rates established using the FCC's methodology. The FCC and other parties have filed Petitions for Cetiorari requesting that the Supreme Court review the Eighth Circuit's Decision. The Eighth Circuit in turn has stayed issuance of the mandate vacating the TELRIC rules pending disposition of the Petitions for Certiorari. It is difficult to evaluate the potential impact of this ruling on the prices Allegiance pays ILECs for unbundled network elements until the Supreme Court rules. Allegiance believes that the pricing of unbundled network elements approved by many state commissions and reflected in many of Allegiance's interconnection agreements is already materially in compliance with the standard set forth in the Eighth Circuit's ruling. This ruling could have a material adverse effect on Allegiance, however, if it is interpreted to authorize materially higher charges for unbundled network elements than those prevailing in Allegiance's current interconnection agreements.

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

We Face Potential Conflicts of Interest Caused by Fund Investor Control Which Could Be Detrimental to Holders of Our Securities

     You should be aware that the investment funds that provided our initial equity hold a majority of our board seats and a significant amount of our common stock and that as a result, our direction and future operations may be controlled by these funds. In addition, Vulcan Ventures purchased six million shares (as adjusted for our 3-for-2 stock split effected on February 28, 2000) of our common stock from existing stockholders and in connection with that transaction, Allegiance agreed to nominate two Vulcan Ventures designated directors to Allegiance's board. As a result of these relationships, decisions concerning our operations or financial structure may present conflicts of interest between these investors and our management and other holders of our securities, including our notes. In addition to their investments in us, these investors or their affiliates currently have significant investments in other telecommunications companies and may in the future invest in other entities engaged in the telecommunications business or in related businesses, including entities that compete with us. Conflicts may also arise in the negotiation or enforcement of arrangements entered into by us and entities in which these investors have an interest.

Future Sales of Our Stock by Existing Stockholders May Adversely Affect Our Stock Price

     As of November 10, 2000, we had 109,940,441 million shares of common stock outstanding. Many of these shares are "restricted securities" under the federal securities laws, and such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding Allegiance. Sales of substantial amounts of stock in the public market, or the perception that sales could occur, could depress the prevailing market price for our stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

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

     Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2000, based on the estimated average 1999 earned rate on investments is $44.9 million. Assuming a 100 basis point drop in the estimated average rate, we would be exposed to a $8.8 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

                                                                     QUARTER ENDING
                                                   -----------------------------------------------
                                                    MARCH         JUNE      SEPTEMBER     DECEMBER
                                                     2000         2000         2000         2000        TOTAL
                                                   --------     --------    ---------     --------     --------
                                                                        (DOLLARS IN MILLIONS)
Estimated average investments ................     $  821.3     $1,039.6     $  896.3     $  762.9          N/A
Estimated average interest earned at the
  estimated average rate of 5.1% for the
  year ended December 31, 1999 ...............     $   10.5     $   13.3     $   11.4     $    9.7     $   44.9
Estimated impact of interest rate drop .......     $    2.1     $    2.6     $    2.2     $    1.9     $    8.8

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report and made a part hereof.

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  11.1         -- Statement regarding computation of per share loss for the three months ended September 30, 2000

  11.2         -- Statement regarding computation of per share loss for the nine months ended September 30, 2000

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

ALLEGIANCE TELECOM, INC.

By:  /s/ ROYCE J. HOLLAND
-----------------------------------------------
Name: Royce J. Holland
Title: Chairman and Chief Executive Officer

By:  /s/ THOMAS M. LORD
-----------------------------------------------
Name: Thomas M. Lord
Title: Executive Vice President and Chief
Financial Officer

Dated: November 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  11.1         -- Statement regarding computation of per share loss for the three months ended September 30, 2000

  11.2         -- Statement regarding computation of per share loss for the nine months ended September 30, 2000


  11.3         -- Statement regarding computation of per share loss for the three months ended September 30, 1999

  11.4         -- Statement regarding computation of per share loss for the nine months ended September 30, 1999

  27.1         -- Financial Data Schedule