Form 10-K405
period 2000-12-31
ALLEGIANCE TELECOM INC
filed 2001-03-30
CIK 1058703

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER: 0-24509

                            ALLEGIANCE TELECOM, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      75-2721491
           (State of Incorporation)                  (IRS Employer Identification No.)

        9201 NORTH CENTRAL EXPRESSWAY                              75231
                DALLAS, TEXAS                                    (Zip Code)
   (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (214) 261-7100

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
       COMMON STOCK, PAR VALUE $.01, QUOTED ON THE NASDAQ NATIONAL MARKET

     Indicate by check mark whether Allegiance Telecom (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Allegiance Telecom's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the closing sales price on the Nasdaq National Market on March 26, 2001 of $16.00, the aggregate market value of our voting stock held by non-affiliates on such date was approximately $1,210,228,816. Shares of common stock held by directors and certain executive officers and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 26, 2001, Allegiance Telecom, Inc. had 112,923,174 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     o Portions of Allegiance Telecom's annual report to stockholders for fiscal year ended December 31, 2000 are incorporated by reference into Parts II and IV of this Form 10-K. This annual report shall be deemed "filed" with the SEC only with respect to those portions specifically incorporated by reference in this Form 10-K.

     o Portions of Allegiance Telecom's definitive proxy statement for the annual meeting of stockholders for the fiscal year ended December 31, 2000, which will be filed with the SEC by April 30, 2001, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                       TO
             ALLEGIANCE TELECOM, INC.'S ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDING DECEMBER 31, 2000

                                                                          PAGE
                                                                          ----
PART I..................................................................     1
  Item 1.   Business....................................................     1
  Item 2.   Properties..................................................    20
  Item 3.   Legal Proceedings...........................................    20
  Item 4.   Submission of Matters to a Vote of Security Holders.........    20
PART II.................................................................    21
  Item 5.   Market for Allegiance Telecom's Common Stock and Related
            Stockholder Matters.........................................    21
  Item 6.   Selected Financial Data.....................................    22
  Item 7.   Management's Discussion & Analysis of Financial Condition &
            Results of Operations.......................................    22
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................    22
  Item 8.   Consolidated Financial Statements and Supplementary Data....    22
  Item 9.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    22
PART III................................................................    22
  Item 10.  Directors and Executive Officers of Allegiance Telecom......    22
  Item 11.  Executive Compensation......................................    23
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    23
  Item 13.  Certain Relationships and Related Transactions..............    23
PART IV.................................................................    23
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    23
Signatures..............................................................    24
Schedule  I -- Report of Independent Public Accountants on Financial       S-I
               Statement Schedule.......................................
Schedule II -- Valuation and Qualifying Accounts........................  S-II
Index to Exhibits.......................................................   E-1

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Allegiance Telecom, Inc. is a leading competitive provider of telecommunications services to small and medium-sized businesses in major metropolitan areas across the United States. We offer an integrated set of telecommunications services including local, long distance, data and a full suite of Internet services. Our principal competitors are the established telephone companies, such as the regional Bell operating companies, as well as other integrated communications providers.

     Our business plan covers 36 of the largest metropolitan areas in the United States. Our network rollout has proceeded on schedule, with 27 markets operational as of December 31, 2000, consisting of Atlanta, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Orange County, Philadelphia, Phoenix, St. Louis, San Diego, San Francisco, San Jose, Seattle, Tampa and Washington, D.C. In addition, San Antonio became operational on March 6, 2001. We expect to complete the rollout of our 36 targeted markets by the end of 2001. With a strategy focusing on the central business districts and suburban commercial districts in these areas, we plan to address a majority of the non-residential lines in most of our targeted markets. We estimate that our 36 target markets include over 30 million non-residential lines, representing approximately 57% of the total non-residential lines in the United States. While our network expansion would allow us to reach this number of lines, the number of non-residential lines that we actually service will depend on our ability to obtain market share from our competitors.

     We were formed in 1997 by a management team of industry veterans to take advantage of the opportunity for local communications competition created by the Telecommunications Act of 1996. Since we formed our company, we have focused on building a reliable nationwide network based on proven technologies, a strong nationwide direct sales force and efficient information processing systems to support our operations. We believe that by doing so we have positioned ourselves to compete effectively with the monopoly local telephone companies, also referred to as "incumbent local carriers," most of whom do not address our customers with direct sales efforts and are burdened by legacy operational support systems.

     We believe the Telecommunications Act of 1996, by opening the local telecommunications market to competition, has created an attractive opportunity for companies like us. Most importantly, this law provided that companies designated as "competitive local exchange carriers" would have the right to lease various essential elements of the networks owned by the monopoly local telephone companies. These established telephone companies own what is commonly referred to as the "last mile" of the communications network, meaning the portion of the network connecting central office telephone switches to end user customers. Duplicating this portion of the network would require far more capital investment than any new competitor could justify, especially when trying to serve small and medium-sized business customers. Thus, prior to the enactment of this legislation, local competition generally existed only with respect to very large businesses, where the potential revenue from a single customer or group of customers in a single building could justify the construction of direct connections to the customer premises. The requirement to make essential elements of the existing networks available to competitors, therefore, has enabled us to more efficiently provide local telecommunications services to small and medium-sized business customers located throughout a metropolitan area because we can focus our capital investment in state-of-the art technology while we lease last mile copper wires and other network facilities from the established telephone companies.

     As we have developed our local networks to service end user customers, we have also attempted to capitalize on our expertise and investment in the edge of the network, the part of the telecommunications network that connects directly to customers, by maximizing the use of our network assets. In building a nationwide network to serve end user customers, we have fixed costs in many assets that are underutilized during those times of day when our small to medium-sized business customers are not placing or receiving as many voice and data calls. We have taken advantage of this underutilization by providing network solutions to other service providers, primarily the leading national providers. These national network providers also have end user customers but do not have the facilities and expertise to directly access these customers through the last mile of the communications network. Many of these providers focus on the residential Internet access market. The traffic patterns in that market generally complement those of our end user business customers, making this business an incremental revenue opportunity that leverages our fixed network assets.

     The other way we intend to serve our customers and leverage our focus on the small and medium-sized business end users is by providing innovative applications of existing technologies. An example is our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single line. In addition, we have developed electronic commerce products designed to help these customers market their products and services on-line, improve communication and collaboration and increase productivity. While these types of products and solutions are readily available to larger business customers that can afford to devote the resources necessary to develop and customize them internally, we believe that smaller business customers are demanding easy to use electronic commerce solutions that allow them, with minimal design and development costs, to market products on-line and increase their own productivity.

OUR SERVICES

     We tailor our service offerings to meet the specific needs of the small and medium-sized business customers. We believe that our close contact with customers through our direct sales force and customer care personnel enable us to tailor service offerings to meet customers' needs and to creatively package services to provide "one-stop shopping" solutions for those customers. For example, we offer local and long distance voice services together with Internet access in all of our markets, enabling customers to look to a single provider for their communications needs.

     Local Telephone Services. We offer local telephone services, including basic local voice services as well as other features such as:

     o call forwarding;

     o call waiting;

     o caller number identification and/or calling name identification;

     o call transfer;

     o automatic call back;

     o distinctive ringing;

     o station-to-station four-digit dialing without a private branch exchange; and

     o voice mail.

     By offering basic local voice services, we receive originating and terminating access revenues for long distance calls placed or received by our local service customers. We offer local telephone services over traditional copper wire lines as well as over various high capacity lines. We also offer our "Integrated Access Service" which is an integrated voice and data offering over a single high capacity line.

     High Speed Data Services and Other Internet Services. We offer high speed data transmission services, such as:

     o wide area network interconnection, which are remote computer communications systems that allow file sharing among geographically distributed workgroups; wide area networks typically use links provided by local telephone companies; and

     o broadband Internet access, also known as "wideband," which allows large quantities of data to be transmitted over the Internet to and from the customer's premises.

     Many of our current and future target small and medium-sized business customers do not use data or Internet access services in their businesses. If the current trend of conducting business electronically over the Internet continues, we expect that small and medium-sized businesses will increasingly find the need to purchase Internet access services. To facilitate this expected trend and to assist our customers in taking advantage of the opportunities offered by electronic commerce, we have continued to expand our Internet access services. In addition to Internet access, our basic Internet access package includes domain name registration, email accounts and email storage space. We have also invested in acquiring and growing our website hosting business which allows our customers to maintain a website that can be located on our computers and supported and maintained by our webhosting personnel. Our web hosting packages include user-friendly tools that help customers design their own web site without needing any extensive programming skills and electronic commerce services that make it easy to set up an online retail presence, complete with secure online ordering, shopping cart and credit card processing capabilities.

     We believe that with the recent growth in demand for Internet services, many Internet service providers are unable to obtain network capacity rapidly enough to meet customer demand and eliminate network congestion problems, especially at the edge of the communications network where we have focused our own business. We have attempted to address this demand by offering local services to Internet service providers, primarily the national service providers. These services include the management of local telephone numbers, the provision and management of modems and the provision of Internet access.

     Long Distance Services. We offer a full range of domestic and international long distance services. These services include "1+" outbound calling, inbound toll free service and such complementary services as calling cards, operator assistance and conference calling. Because the primary focus of our direct sales force is selling local services or complete communications solutions, we offer long distance services only to customers who also purchase local service from us.

SALES AND CUSTOMER CARE

     We offer our services primarily to small and medium-sized businesses. Unlike large corporate, government, or other institutional users, small and medium-sized businesses often have no in-house telecommunications manager. Based on our management's previous experience, we believe that a direct sales and customer care program focusing on complete, "one-stop shopping" solutions offers a competitive advantage in serving this type of customer's total communications needs.

     Although the vast majority of our sales force is focused primarily on the small and medium-sized business segment, we also provide services to large businesses such as national retail chain stores and to other telecommunications service providers such as Internet service providers. As a result, we have organized our sales organization to serve each of these three different types of customers.

     For the small and medium-sized business customer market, we organize account executives into teams of eight persons with a team manager and a sales support specialist for each market. These teams use telemarketing to "qualify" leads and set up initial appointments. We closely manage the number of sales calls that account executives make per week, with the goal of eventually calling on every prospective business customer in an account executive's sales territory. We use commission plans and incentive programs to reward and retain the top performers and encourage strong customer relationships. The sales team managers for each market report to a city sales vice president who in turn reports to a regional vice president.

     Our national account teams focus on multi-location, national companies. Through consultative selling, we are able to offer these companies one-stop shopping by leveraging our nationwide network footprint. We believe we have a competitive advantage with respect to this opportunity because the regional Bell operating companies to date have not offered many services beyond their established regions.

     When selling to other communications providers such as Internet service providers, our direct sales force of experienced high-end sales representatives work closely with these other providers to address their needs to enhance the function and efficiency of their own networks. These sales representatives are supported by our pre-sales engineers, program managers and service coordinators, who proactively manage the account before and after the sale.

     The productivity of our sales force is recorded and made available on our internal computer systems on a continuous basis. This allows our management to track sales volumes by market, by sales team and by sales representative at any time. We believe the development of this system had enabled us to more effectively manage our sales force and has enhanced our ability to forecast our revenues.

     We maintain an extensive customer care center in Dallas, Texas. This operation includes customer care representatives who receive calls from customers experiencing service problems; when a call is received, our representatives open trouble tickets for that customer. These trouble tickets provide a written record of the nature of the customer's service issue and allow us to more efficiently address service issues and analyze the root cause of any problems that may occur in our network. Our customer care representatives are trained to proactively resolve customer service problems. If the front-line customer care representatives are unable to do so, they escalate the issue to our national repair center team that specializes in handling more complex service issues. The efforts of our customer care function are enhanced by our state-of-the-art network operations control center, also located in Dallas. Through this center, we monitor the performance of our network at all times so that we can maintain a high level of network performance. Our customer care personnel are also skilled in working with the customer care organizations of other carriers such as the established local telephone companies. This coordination is essential to successful customer service because our customers' service issues can be caused by problems on the networks of other carriers.

INFORMATION SYSTEMS AND COMPLETING CUSTOMER ORDERS

     Providing local voice and data services is a complex process that requires extensive coordination between the customer's old and new service providers. Our primary competitors are the incumbent local carriers, so most of our sales involve us working closely with these companies to efficiently move customers from their networks to ours. We believe that a key to success in our business is the ability to develop customized information systems and procedures that allow us to process large order volumes and provide the necessary customer service. As a result, we have devoted significant resources to this aspect of our operations. Our systems must enable us to enter, schedule, provision, and track a customer's order from the point of sale to the installation and testing of service. They must also permit us to interface with trouble management, inventory, billing, collection and customer service systems. The existing systems currently employed by most carriers, which were developed prior to the passage of the Telecommunications Act, generally require multiple entries of customer information to accomplish order management, provisioning, switch administration and billing. This process is not only labor intensive, but it creates numerous opportunities for errors in provisioning service and billing, delays in installing orders, service interruptions, poor customer service, increased customer turnover, and significant added expenses due to duplicated efforts and decreased customer satisfaction.

     We believe that the practical problems and costs of upgrading existing systems are often prohibitive for companies whose existing systems support a large number of customers with ongoing service. Because we do not have systems designed prior to the expanded interaction between carriers introduced by the Telecommunications Act, our team of engineering and information technology professionals is free to develop operations support and other back office systems designed to facilitate a smooth, efficient order management, provisioning, trouble management, billing and collection and customer care process.

NETWORK ARCHITECTURE

     An important element of our strategy is to install Lucent Series 5ESS(R)-2000 digital switches, an electronic device used to connect two separate entities, and related equipment at a central location in each market. As of December 31, 2000, we had deployed 26 switches to serve 27 markets. We have also deployed new technology called "softswitches" to complement our existing network infrastructure of digital switches, which is based on a traditional circuit-switched technology. Softswitch technology allows us to use "packet switching;" we believe that packet switching will allow for greater capital efficiencies and rapid deployment of enhanced services required by our customers. Circuit switching is a reliable technology in which the entire circuit is dedicated to the transmission of a single user's phone call and as a result, the circuit cannot be used by anyone else until the call ends. With packet switching, much more traffic can move over a line simultaneously.

     Our nationwide network is controlled and monitored by a state-of-the-art network operations control center located in Dallas. We also have locally based switch engineers and technicians to manage each switch and other telecommunications equipment.

     We lease local network facilities from established telephone companies to connect our switches to the established telephone companies' wire centers serving major areas of business concentrations in each market. Initially leasing these facilities allows us to begin operations in a new market more quickly and generally at a lower upfront cost than building these facilities; however, we may choose to purchase fiber technology such as dark fiber, as and when we experience sufficient growth in our traffic volume and customer base or as other factors make fiber technology more attractive. "Dark fiber" is a type of fiber where no light is transmitted through it while it is unused. We have already implemented this next phase by acquiring indefeasible rights to use fiber from various vendors in 25 of our markets. These fiber rings are expected to provide us with a reliable, diverse and robust connection to most of our central office locations throughout a market.

IMPLEMENTATION OF SERVICES

     To offer services in a market, we generally must secure certification from the state regulator and typically must file tariffs or price lists for the services that we will offer. The certification process varies from state to state; however, the fundamental requirements are largely the same. State regulators require new entrants to demonstrate that they have secured adequate financial resources to establish and maintain good customer service. New entrants must also show that they possess the knowledge and ability required to establish and operate a telecommunications network.

     Before providing local service, a new entrant must negotiate and execute an interconnection agreement with the incumbent local carrier. While such agreements can be voluminous and may take months to negotiate, most of the key interconnection issues have now been thoroughly addressed and commissions in most states have ruled on arbitrations between the incumbent carriers and new entrants. However, interconnection rates and conditions may be subject to change as the result of future commission actions or other changes in the regulatory environment. Under a United States Supreme Court ruling, new entrants may adopt either all or portions of an interconnection agreement already entered into by the incumbent carrier and another carrier. We have selectively adopted this approach to enable us to enter markets quickly, while at the same time preserving our right to replace the adopted agreement with a customized interconnection agreement that can be negotiated once service has already been established.

     While such interconnection agreements include key terms and prices for interconnection, a significant joint implementation effort must be made with the incumbent carrier to establish operationally efficient and reliable traffic interchange arrangements. Such arrangements must include those between our network and the facilities of other service providers as well as public service agencies. For example, we worked closely with Southwestern Bell to devise and implement an efficient 911 call routing plan that will meet the requirements of each individual 911 service bureau in Southwestern Bell areas that we will serve using our own switches. We routinely meet with key personnel from 911 service bureaus to obtain their acceptance and to establish dates for circuit establishment and joint testing. We have entered into interconnection agreements with the incumbent carriers in each of the states in which our current geographic markets are located.

REGULATION

     Our business is subject to federal, state and local regulation.

  Federal Regulation

     The FCC regulates interstate and international telecommunications services, including the use of local telephone facilities to originate and terminate interstate and international calls. We provide such services on a common carrier basis. The FCC imposes certain regulations on common carriers such as the incumbent local carriers that have some degree of market power. The FCC imposes less regulation on common carriers without market power including, to date, competitive local carriers like us. The FCC requires common carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points.

     Under the Telecommunications Act, any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act is subject to numerous federal and state policy rulemaking proceedings and judicial review there is still uncertainty as to what impact such legislation will have on us.

     The Telecommunications Act is intended to increase competition. This Act opens the local services market by requiring incumbent local carriers to permit interconnection to their networks and establishing incumbent local carriers' obligations with respect to:

          Reciprocal Compensation. Requires all local exchange carriers to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices based on tariffs or negotiated prices.

          Resale. Requires all incumbent local carriers and competitive local carriers to permit resale of their telecommunications services without unreasonable restrictions or conditions. In addition, incumbent local carriers are required to offer wholesale versions of all retail services to other telecommunications carriers for resale at discounted rates, based on the costs avoided by the incumbent local carrier in the wholesale offering.

          Interconnection. Requires all incumbent local carriers and competitive local carriers to permit their competitors to interconnect with their facilities. Requires all incumbent local carriers to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, collocation of the requesting carrier's equipment in the incumbent local carriers' premises must be offered, except where an incumbent local carrier can demonstrate space limitations or other technical impediments to collocation.

          Unbundled Access. Requires all incumbent local carriers to provide nondiscriminatory access to unbundled network elements including, network facilities, equipment, features, functions, and capabilities, at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit.

          Number Portability. Requires all incumbent local carriers and competitive local carriers to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

          Dialing Parity. Requires all incumbent local carriers and competitive local carriers to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance, and directory listing, with no unreasonable dialing delays.

          Access to Rights-of-Way. Requires all incumbent local carriers and competitive local carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

     Incumbent local carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent local carriers remain subject to interconnection obligations established by the FCC and state telecommunication regulatory commissions.

     In August 1996, the FCC released a decision establishing rules implementing the incumbent local carrier interconnection obligations described above. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit vacated certain portions of this decision and narrowly interpreted the FCC's power to prescribe and enforce rules implementing the Telecommunications Act. On January 25, 1999, the United States Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's broad authority to issue rules implementing the Telecommunications Act, although it did vacate a rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC issued revised rules that largely reaffirmed, and in some respects expanded, the duty of incumbent carriers to offer unbundled network elements. These rules may be subject to further court appeals, and we cannot predict the outcome of such proceedings. We, however, lease only the basic unbundled network elements from the incumbent local carrier and therefore do not expect reconsideration of the unbundling rules to have an adverse effect on our business strategy.

     On December 9, 1999, the FCC released an order requiring the incumbent carriers to offer "line sharing" arrangements that will permit competitors like us to offer digital subscriber line, also known as DSL service-over the same copper wires used by the incumbent to provide voice service. The specific prices and terms of these arrangements will be determined by future decisions of state utility commissions, and cannot be predicted at this time. The FCC's ruling may also be challenged in court. We expect, however, that this order, if implemented, will allow us to offer DSL services at a lower cost than is now possible.

     On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain FCC rules relating to collocation of competitors' equipment in incumbent local carrier central offices. This decision requires the FCC to limit collocation to equipment that is "necessary" for interconnection with the incumbent local carrier or access to the incumbent local carrier's unbundled network elements. We believe that all of the equipment we currently place in collocation arrangements is necessary for these purposes, and therefore our collocation arrangements should not be adversely affected by the court decision. However, any disputes over the "necessary" status of particular items of equipment may have to be resolved by the FCC or by state commissions, and such disputes could adversely affect our collocation plans.

     While these court and FCC proceedings were pending, we entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. However, it is uncertain whether we will be able to obtain renewal of these agreements on favorable terms when they expire.

     The Telecommunications Act codifies the incumbent local carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. The Telecommunications Act also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies from providing long distance services and engaging in telecommunications equipment manufacturing. The Telecommunications Act permits the regional Bell operating companies to enter the out-of-region long distance market immediately upon its enactment. Further, provisions of the Telecommunications Act permit a regional Bell operating company to enter the long distance market in its in-region states if it satisfies several procedural and substantive requirements, including:

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

     The FCC has granted approval to Verizon (f/k/a Bell Atlantic) to provide in-region long distance service in New York and to SBC Communications to provide in-region long distance service in Texas, Oklahoma and Kansas. In addition, Verizon has filed a petition to offer such service in Massachusetts. It is possible that other regional Bell operating companies may petition and receive approval to offer long distance services in one or more states. This may have an unfavorable effect on our business. We are legally able to offer our customers both long distance and local exchange services, which the regional Bell operating companies, other than Verizon in New York and SBC in Texas, Oklahoma and Kansas, currently may not do. Our ability to offer "one-stop shopping" gives us a marketing advantage that we would no longer enjoy. See "-- Competition."

     On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million, and expanded the federal subsidies for local exchange telephone services provided to low-income consumers. The FCC more recently adopted rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Providers of interstate telecommunications service, such as us must pay for a portion of these programs. Our share of these federal subsidy funds will be based on our share of certain defined interstate telecommunications end user gross revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year.

     Under authority granted by the FCC, we resell the international telecommunications services of other common carriers between the United States and international points. In connection with such authority, our subsidiary, Allegiance Telecom International, Inc., has filed tariffs with the FCC stating the rates, terms and conditions for our international services. On March 16, 2001, the FCC ruled that carriers must detariff international services, which will require us to cancel the tariffs we currently have on file within nine months of the effective date of the FCC's order.

     With respect to our domestic service offerings, certain of our subsidiaries have filed tariffs with the FCC stating the rates, terms and conditions for their interstate services. Our tariffs are generally not subject to pre-effective review by the FCC, and can be amended on one day's notice. However, the FCC does have jurisdiction to require changes in these tariffs. See "Risk Factors -- The Regulation of Access Charges Involves Uncertainties, and the Resolution of These Uncertainties Could Adversely Affect Our Business." The FCC has ordered carriers that provide interstate long distance services to detariff their retail services no later than July 31, 2001. Pursuant to this order, we will be required to cancel our FCC interstate tariffs no later than July 31, 2001.

     Our access services compete with the services provided by the incumbent local carriers. With limited exceptions, the current policy of the FCC for most interstate access services dictates that incumbent local carriers charge all customers the same price for the same service. Thus, the incumbent local carriers generally cannot lower prices to those customers likely to contract for their services without also lowering charges for the same service to all customers in the same geographic area, including those whose telecommunications requirements would not justify the use of such lower prices. The FCC has, however, adopted rules that significantly lessen the regulation of incumbent local carriers that are subject to competition in their service areas and provide such incumbent local carriers with additional flexibility in pricing some interstate switched and special access services on a central office specific or customer specific basis. Pricing flexibility relieves incumbent local carriers from regulatory constraints in setting rates for services that are subject to competition and as a result, allows them to react more rapidly to market forces.

     Incumbent local carriers around the country have been contesting whether the obligation to pay reciprocal compensation to competitive local carriers should apply to local telephone calls from an incumbent local carrier's customers to Internet service providers served by competitive local carriers. The incumbent local carriers claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Competitive local carriers have contended that the interconnection agreements provide no exception for local calls to Internet service providers and reciprocal compensation is therefore applicable. Currently, over 30 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, while seven jurisdictions have ruled to the contrary. A number of these rulings are subject to appeal. Additional disputes over the appropriate treatment of Internet service provider traffic are pending in other states.

     On February 26, 1999, the FCC released a Declaratory Ruling determining that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. In response to the FCC ruling, some regional Bell operating companies have asked state commissions to reopen previous decisions requiring the payment of reciprocal compensation on Internet service provider calls. Some Bell companies have also appealed the FCC's Declaratory Ruling to the United States Court of Appeals for the District of Columbia Circuit, which issued a decision on March 24, 2000, vacating the Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. We view this decision as favorable, but the court's direction to the FCC to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings or as to the timing of such outcome.

     Internet service providers are among our target customers, and adverse decisions in state proceedings could limit our ability to service this group of customers profitably. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is certain. See "Risk Factors -- We Could Lose Revenue if Calls to Internet Service Providers Are Treated As Long Distance Interstate Calls."

  State Regulation

     The Telecommunications Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, incumbent local carriers are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures. Because the implementation of the Telecommunications Act is subject to numerous state rulemaking proceedings on these issues, it is currently difficult to predict how quickly full competition for local services, including local dial tone, will be introduced.

     State regulatory agencies have regulatory jurisdiction when our facilities and services are used to provide intrastate services. A portion of our current traffic may be classified as intrastate and therefore subject to state regulation. We expect that we will offer more intrastate services, including intrastate switched services, as our business and product lines expand and state regulations are modified to allow increased local services competition. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements.

     State agencies, like the FCC, require us to file periodic reports, pay various fees and assessments, and comply with rules governing quality of service, consumer protection, and similar issues. Although the specific requirements vary from state to state, they tend to be more detailed than the FCC's regulation because of the strong public interest in the quality of basic local exchange service. We intend to comply with all applicable state regulations, and as a general matter do not expect that these requirements of industry-wide applicability will have a material adverse effect on our business. However, no assurance can be given that the imposition of new regulatory burdens in a particular state will not affect the profitability of our services in that state.

  Local Regulation

     Our networks are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. If we decide in the future to install our own fiber optic transmission facilities, we will need to obtain rights-of-way over private and publicly owned land. There can be no assurance that such rights-of-way will be available to us on economically reasonable or advantageous terms.

COMPETITION

     The telecommunications industry is highly competitive. We believe that the principal competitive factors affecting our business are pricing levels and clear pricing policies, customer service, accurate billing and, to a lesser extent, variety of services. Our ability to compete effectively depends upon our continued ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors. To maintain our competitive posture, we believe we must be in a position to reduce our prices in order to meet reductions in rates, if any, by others. Any such reductions could materially adversely affect us. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than we do or expect to have in the near term.

     Competition for Local Telephone Services. In each of our targeted markets, we will compete principally with the existing incumbent carriers serving that area, such as Ameritech, BellSouth, SBC, Verizon or Qwest. We believe that one of the objectives of the regional Bell operating companies is to be able to offer long distance service in their service territories. Certain companies have already achieved this goal. Verizon has done so in New York and Southwestern Bell has done so in Texas, Oklahoma and Kansas. We believe the regional Bell operating companies expect to offset share losses in their local markets by capturing a significant percentage of the in-region long distance market, especially in the residential segment where the regional Bell operating companies' strong regional brand names and extensive advertising campaigns may be very successful.

     We also face competition from other current and potential market entrants, including long distance carriers such as AT&T, WorldCom and Sprint seeking to enter, reenter or expand entry into the local exchange market and from resellers of local exchange services, cable television companies, electric utilities, wireless telephone system operators and private networks built by large end users. In addition, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors.

     The Telecommunications Act includes provisions that impose certain regulatory requirements on all local exchange carriers, including competitors such as us, while granting the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including incumbent carriers. The manner in which these provisions of the Telecommunications Act are implemented and enforced could have a material adverse effect on our ability to successfully compete against other telecommunications service providers. We also compete with equipment vendors and installers, and telecommunications management companies with respect to certain portions of our business.

     Competition for Long Distance Services. The long distance telecommunications industry has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We expect to increasingly face competition from companies offering long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay carrier access charges or universal service fees. The FCC has granted approval to Verizon to provide in-region long distance service in New York and to SBC to provide such services in Texas, Oklahoma and Kansas.

     Competition for Data/Internet Services. The Internet services market is highly competitive and there are limited barriers to entry. We expect competition to continue to intensify. Our competitors in this market include Internet service providers, other telecommunications companies, online service providers and Internet software providers. Most of the regional Bell operating companies have begun to or have announced plans to rapidly roll out high speed data services.

     Competition from International Telecommunications Providers. Under the recent World Trade Organization agreement on basic telecommunications services, the United States and 72 other members of the World Trade Organization committed themselves to opening their respective telecommunications markets and/or foreign ownership and/or to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telecommunications companies, effective in some cases as of January 1998. Although we believe that this agreement could provide us with significant opportunities to compete in markets that were not previously accessible and to provide more reliable services at lower costs than we could have provided prior to implementation of this agreement, it could also provide similar opportunities to our competitors and facilitate entry by foreign carriers into the U.S. market. There can be no assurance that the pro-competitive effects of the World Trade Organization agreement will not have a material adverse effect on our business, financial condition and results of operations or that members of the World Trade Organization will implement the terms of this agreement.

EMPLOYEES

     As of December 31, 2000, we had 3,249 full-time employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees is currently represented by a collective bargaining agreement.

RISK FACTORS

  We Anticipate Having Future Operating Losses and Negative EBITDA as We Continue to Expand Our Business and Enter into New Markets

     The expansion and development of our business and the deployment of our networks, systems and services will require significant capital expenditures, a substantial portion of which will need to be incurred before the realization of sufficient revenue. We expect that we will have future operating losses and that our future adjusted EBITDA will be negative while we develop and expand our business and until we establish a sufficient revenue-generating customer base. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, management allocation charges and non-cash deferred compensation. Adjusted EBITDA should not be construed as a substitute for operating income (loss) or cash flow from operations determined in accordance with generally accepted accounting principles. For the year ended December 31, 2000, we had net operating losses and net losses applicable to common stock of $277.6 million and negative adjusted EBITDA of $117.9 million. We typically do not expect to achieve positive adjusted EBITDA in any market until at least our third year of operation of that market. We can make no assurances that we will achieve or sustain profitability or generate sufficient operating income or adjusted EBITDA to meet our working capital, capital expenditure and debt service requirements, and if we are unable to do so, this would have a material adverse effect on our business, financial condition and results of operations.

  We Could Lose Revenue if Calls to Internet Service Providers Are Treated As Long Distance Interstate Calls

     We earn "reciprocal compensation" revenue by terminating on our network, local calls that originate on another carrier's network. We believe that under the Telecommunications Act other local exchange carriers should have to compensate us when their customers place calls to Internet service providers who are our customers. Most incumbent local carriers disagree. A majority of our reciprocal compensation revenues are from calls to our customers that are Internet service providers. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably and could have a material adverse effect on us. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is certain, which in most cases is upon receipt of cash. In addition, we anticipate that the per minute reciprocal compensation rate we receive from incumbent local carriers under our new interconnection agreements will be lower than it was under our previous agreements. These reductions in reciprocal compensation will have a material adverse effect on us if we are unable to offset them with other revenues.

     The obligation to pay reciprocal compensation does not extend to long distance interstate calls. The FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but also determined that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. We view this decision as favorable, but the court's direction to the FCC to re-examine the issue will likely result in further delay in the resolution of pending compensation disputes, and there can be no assurance as to the ultimate outcome of these proceedings or as to the timing of such outcome. Currently, over 30 state commissions and several federal and state courts have ruled that reciprocal compensation arrangements do apply to calls to Internet service providers, while seven jurisdictions have ruled to the contrary. A number of these rulings are subject to appeal. Additional disputes over the appropriate treatment of Internet service provider traffic are pending in other states and federal legislation seeking to resolve this issue has been and continues to be proposed and considered.

  The Regulation of Access Charges Involves Uncertainties, and the Resolution of These Uncertainties Could Adversely Affect Our Business

     We earn "access charge" revenue by connecting our voice service customers to their selected long distance carriers for outbound calls or by delivering inbound long distance traffic to our voice service customers. Our interstate access charges were filed largely mirroring those used by the National Exchange Carrier Association (NECA), an association of independent local exchange carriers and our state access charges were generally set the same as those of state associations similar to NECA or of individual incumbent carriers operating in other areas within the same state. These charges are generally higher than those charged by the larger carriers operating in the same areas because these large carriers have many more customers and therefore have lower per unit costs. Access charges are intended to compensate the local exchange carrier for the costs incurred in originating and terminating long distance calls on its network and we believe our access charges are appropriately set at levels approximately the same as those of the smaller carriers. Access charge levels in general, and those charged by smaller carriers in particular, are subject to various disputes and are under review by the FCC.

     AT&T has challenged the switched access rates of Allegiance and other carriers and has withheld some or all payments for the switched access services that they continue to receive. AT&T has asserted that they have not ordered switched access service from us and/or that our charges for switched access services are higher than those of the larger carriers serving the same territory and are therefore unjust and unreasonable. AT&T has refused to pay us any originating access charges at our tariffed rates. Given the uncertainty as to whether such amounts will ultimately be paid to Allegiance by AT&T, we recognize such access revenues only when realization of it is certain. On March 30, 2000, we filed a lawsuit against each of AT&T and Sprint in the Federal District Court of the District of Columbia requesting that such parties pay us for outstanding interstate and intrastate access charges. AT&T and Sprint filed counterclaims against us alleging that our access charges fail to comply with the Telecom Act because they are unjust and unreasonable. We have settled this dispute with Sprint and in doing so have reached an agreement with respect to access charges payable by them for originating and terminating calls on our local networks. Although we believe we will ultimately receive payment for AT&T for the amounts owed to us by them, we cannot provide any assurance as to the amount of payments that we will ultimately receive, the actual outcome of the FCC proceedings or our lawsuit or the positions various states will take on the similar issue of intrastate switched access rates. If we do not receive payment from AT&T for interstate and intrastate access charges that we believe are owed to us, this will have a material adverse effect on us unless we are able to offset this access revenue with other revenues. In addition, our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on us.

     On July 5, 1999, the FCC issued a ruling to address the issue of competitive carrier access charges in the context of a complaint filed by MGC Communications, Inc. (now known as Mpower Communications), a carrier that had not been receiving payments from AT&T. In that ruling, the FCC stated that "AT&T is liable to MGC, at MGC's tariffed rate, for the originating access service that it received . . ." The FCC indicated that AT&T had no obligation to purchase access from MGC based on the arguments that MGC had made, but the FCC also made clear that there may be other requirements that could limit AT&T's ability to not purchase such access from a competitive local carrier. In response to that FCC decision, AT&T filed a Petition for Review with the FCC, which was denied on December 28, 1999. The FCC is also reviewing the switched access rate level issue and related matters in its Access Charge Reform docket. In this docket, the FCC has requested comment as to whether long distance carriers, also known as "interexchange carriers," may refuse to purchase switched access services from particular carriers. We are an active participant in that proceeding.

     On May 31, 2000, the FCC approved a proposal made by a coalition of the largest incumbent local carriers, AT&T and Sprint, to restructure interstate access charges. Pursuant to the proposal, certain incumbent carriers, designated as "price cap" incumbent local carriers, are required to reduce their interstate access rates to targeted levels approved by the FCC or submit cost studies to justify different rates. We anticipate that implementation of the FCC's decision will lead to an industry wide reduction in interstate access rates, even by those carriers that are not bound by the decision, including smaller carriers. Reduction in interstate access rates will have a material adverse effect on us unless we are able to offset the access revenue with other revenues.

     Several states, including Colorado, Maryland, Massachusetts, Missouri, New Jersey, New York, Texas, Virginia and Washington, have proposed or required that access charges of competitive local carriers be limited to those charged by incumbent local carriers operating in the same area as the competitive local carriers with respect to calls originating or terminating in such area, except where the competitive carrier in question can establish that its costs justify a higher access rate through a formal cost proceeding. We believe that it is possible that other states will enact similar requirements. We also believe, however, that it is more likely that many states will use the same approach for intrastate long distance as the FCC ultimately decides to use for interstate long distance.

  Our Success Depends on Our Key Personnel and We May Not Be Able to Replace Key Executives Who Leave

     We are managed by a small number of key executive officers, most notably Royce J. Holland, our Chairman and Chief Executive Officer, who is widely recognized as one of the pioneers in managing providers of competitive local exchange services. The loss of services of one or more of these key individuals, particularly Mr. Holland, could materially and adversely affect our business and our prospects. Most of our executive officers do not have employment agreements, and we do not maintain key person life insurance for any of our executive officers. The competition for qualified personnel in the telecommunications industry is intense. For this reason, we cannot assure you that we will be able to hire or retain necessary personnel in the future.

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

  Under Certain Circumstances We May Need Additional Capital to Expand Our Business and Increase Revenue

     We may need additional capital to fund capital expenditures, working capital, debt service and cash flow deficits during the period in which we are expanding and developing our business and deploying our networks, services and systems. We believe that the borrowings expected to be available under our credit facilities, together with our cash on hand, will be sufficient to pre-fund our expanded business plan. However, we will only be able to borrow under these credit facilities if we are in compliance with the financial covenants and other conditions. In the event we cannot borrow under these credit facilities or if our estimates of capital requirements are inaccurate, we may need to access alternative sources of capital. If we are unable to do so we may not be able to expand as we expect, which may have an adverse effect on us.

     The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of financial, business and other factors, many of which are beyond our control, as well as prevailing economic conditions.

 Our Substantial Indebtedness Could Make Us Unable to Service Indebtedness and Meet Our Other Requirements and Could Adversely Affect Our Financial Health

     We have a significant amount of debt outstanding and plan to access additional debt financing to fund our expanded business plan, including under our credit facilities. On December 31, 2000, we had $566.3 million of outstanding indebtedness.

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

     We cannot assure you that we will be able to meet our working capital, capital expenditure and debt service requirements and if we are unable to do so, this could have a material adverse effect on our business, financial condition and results of operations.

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

 If We Do Not Interconnect with and Maintain Efficient Working Relationships with Our Primary Competitors, the Incumbent Local Carriers, Our Business Will Be Adversely Affected

     Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local carriers. As a new carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC recently granted approval to Verizon to provide in-region long distance service in New York and to SBC Communications to provide in-region long distance service in Texas, Oklahoma and Kansas. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service or a regional Bell operating company otherwise fails to meet our requirements, for example, because of labor shortages, work stoppages or disruption caused by mergers or other organizational changes, our ability to offer local services in such region on a timely and cost-effective basis will be adversely affected.

  The Need to Move from Tariffs to Individual Contracts for Domestic Interstate and International Long Distance Services May Increase Our Costs

     In a decision issued April 28, 2000, the United States Court of Appeals for the District of Columbia affirmed the FCC's 1996 order that prohibits the filing of tariffs for domestic interstate long distance service. The FCC's order, which had been stayed by the Court pending its decision, goes into effect on July 31, 2001, as of which date carriers must cancel all interstate domestic long distance tariffs on file with the FCC and file no new tariffs for such service. Although the FCC will not accept interstate long distance tariffs for filing after July 31, 2001, carriers will still be required to maintain and make available to the public upon request the rates, terms and conditions applicable to their domestic long distance services. In the absence of retail tariffs, we will be required to memorialize our legal relationship with our long distance customers by some other means, such as individual contracts setting forth the rates, terms and conditions of service. Negotiating individual contracts in this manner is likely to increase our cost of providing domestic interstate long distance services. In an order issued March 16, 2001, the FCC ruled that carriers likewise are prohibited from filing tariffs for international long distance service. Within nine months of the effective date of the FCC's order, carriers will be required to cancel all international long distance tariffs on file with the FCC and file no new tariffs for such service.

  Our Principal Competitors for Local Services, the Incumbent Local Carriers, and Potential Additional Competitors, Have Advantages that May Adversely Affect Our Ability to Compete with Them

     The telecommunications industry is highly competitive. Many of our current and potential competitors in the local market have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. In each of the markets targeted by us, we will compete principally with the incumbent local carrier serving that area. These incumbent local carriers enjoy advantages that may adversely affect our ability to compete with them. Incumbent local carriers are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Incumbent local carriers also have long-standing relationships with federal and state regulatory authorities. FCC and state administrative decisions and initiatives provide the incumbent local carriers with pricing flexibility for their:

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

     In addition, with respect to competitive access services, such as special access services as opposed to switched access services, the FCC recently approved incumbent local carriers increased pricing flexibility and deregulation for such access services after certain competitive levels are reached. If the incumbent local carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, competitors such as us could be materially adversely affected. If future regulatory decisions afford the incumbent local carriers increased pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors such as us.

     We also face, and expect to continue to face, competition in the local market from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace such as AT&T, WorldCom and Sprint, and from other competitive local carriers, resellers, competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end users. In addition, the development of new technologies could give rise to significant new competitors in the local market.

  Significant Competition in Providing Long Distance and Internet Services Could Reduce the Demand for and Profitability of Our Services

     We also face significant competition in providing long distance and Internet services. Many of these competitors have greater financial, technological, marketing, personnel and other resources than those available to us.

     The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint and many smaller long distance carriers. Other competitors are likely to include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has recently granted approval to provide in-region long distance service to Verizon in New York and to SBC Communications in Texas, Oklahoma and Kansas and other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

     The Internet services market is highly competitive and there are limited barriers to entry. We expect that competition will continue to intensify. Our competitors in this market include Internet service providers, other telecommunications companies, online service providers and Internet software providers. Most of the regional Bell operating companies and GTE Corporation operating units have announced plans to rapidly roll out DSL services. Some of these entities, including SBC Communications, Qwest (f/k/a US West) and Verizon, have already commenced deployment of DSL services in selected markets and may in the future deploy DSL services on a widespread basis.

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

     The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained through our subsidiary, Allegiance Telecom International, Inc., prior FCC authorization for installation and operation of international facilities and the provision, including by resale, of international long distance services. Additionally, we file publicly available tariffs detailing our services and pricing with the FCC for both international and domestic long-distance services. As noted above, as of July 31, 2001, we will be prohibited from filing tariffs with the FCC for domestic interstate long distance service and will be required to cancel any such tariffs on file as of that date. As of nine months from the effective date of the FCC's March 16, 2001 order detariffing international services, we will be prohibited from filing tariffs with the FCC for international long distance service and will be required to cancel any such tariffs on file as of that date.

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

  The Regulation of Interconnection with Incumbent Local Carriers Involves Uncertainties, and the Resolution of These Uncertainties Could Adversely Affect Our Business

     Although the incumbent local carriers are required under the Telecommunications Act to unbundle and make available elements of their network and permit us to purchase only the origination and termination services that we need, thereby decreasing our operating expenses, such unbundling may not be done as quickly as we require and may be priced higher than we expect. This is important because we rely on the facilities of these other carriers to connect to our high capacity digital switches so that we can provide services to our customers. Our ability to obtain these interconnection agreements on favorable terms, and the time and expense involved in negotiating them, can be adversely affected by legal developments.

     A recent Supreme Court decision vacated a FCC rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the basic network elements, such as local loops, the connection from a customer's location to the established telephone company, and dedicated transport, used by us. It is likely that this order may be subject to further agency reconsideration and/or court review. While these court and FCC proceedings were pending, we entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we will be able to obtain renewal of these agreements on as favorable terms when they expire.

     On July 19, 2000, in a decision on remand from the Supreme Court, the United States Court of Appeals for the Eighth Circuit vacated certain of the FCC's total element long run incremental (TELRIC) pricing rules. While sustaining the FCC's use of a forward-looking incremental cost methodology to set rates for interconnection and unbundled network elements, the Court rejected the FCC's conclusion that the costs should be based on the use of the most efficient technology currently available and the lowest cost network configuration. Instead, the Court stated that the statute required that costs be based on the use of the incumbent local carrier's existing facilities and actual network equipment but that these costs should not be based on the historic costs actually paid by such carrier for network elements. The Court also found that the FCC erred in using avoidable, rather than actually avoided, costs to calculate the wholesale discount for resale products. Interconnection and unbundled network element rates set using the Court's methodology may be higher than and the wholesale discounts set using the Court's methodology may be lower than the comparable rates established using the FCC's methodology. The Supreme Court has agreed to review the Eighth Circuit's decision and the Eighth Circuit in turn has stayed issuance of the mandate vacating the TELRIC rules pending the Supreme Court's decision. It is difficult to evaluate the potential impact of this ruling on the prices we pay incumbent local carriers for unbundled network elements until the Supreme Court rules. We believe that the pricing of unbundled network elements approved by many state commissions and reflected in many of our interconnection agreements is already materially in compliance with the standard set forth in the Eighth Circuit's ruling. This ruling could have a material adverse effect on us, however, if it is interpreted to authorize materially higher charges for unbundled network elements than those prevailing in our current interconnection agreements.

  Future Sales of Our Stock by Existing Stockholders May Adversely Affect Our Stock Price

     As of March 26, 2001, we had 112,923,174 million shares of common stock outstanding. Many of these shares are "restricted securities" under the federal securities laws, and such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding us. Sales of substantial amounts of stock in the public market, or the perception that sales could occur, could depress the prevailing market price for our stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

  Our Forward-Looking Statements May Materially Differ from Actual Events or Results

     This annual report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

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

     o interconnect with and develop cooperative working relationships with incumbent local carriers;

     o develop efficient operations support systems and other back office systems;

     o successfully and efficiently transfer new customers to our networks and access new geographic markets;

     o identify, finance, complete and integrate suitable acquisitions;

     o borrow under our credit facilities or borrow under alternative financing sources;

     o install new switching facilities and other network equipment;

     o electronically interface with incumbent local carriers; and

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

ITEM 2. PROPERTIES

     We own or lease, in our operating territories, telecommunications property which includes:

     o owning switches and other telecommunications equipment;

     o leasing high capacity digital lines that interconnect our network with incumbent local carrier networks;

     o leasing high capacity digital lines that connect our switching equipment to our transmission equipment located in incumbent local carrier central offices;

     o leasing local loop lines which connect our customers to our network; and

     o leasing space in incumbent local carrier central offices for collocating our transmission equipment.

     We are headquartered in Dallas, Texas and lease offices and space in a number of locations, primarily for sales offices and network equipment installations.

     We believe that our leased facilities are adequate to meet our current needs in our operational markets, and that additional facilities are available to meet our development and expansion needs in existing and projected target markets for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     We are not party to any legal proceeding that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of our stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR ALLEGIANCE TELECOM'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is listed on the Nasdaq National Market. Our ticker symbol is "ALGX." We completed the initial public offering of our common stock in July 1998. Prior to July 1, 1998, no established public trading market for the common stock existed.

     The following table sets forth on a per share basis, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                                HIGH       LOW
                                                              --------   --------
Year ended December 31, 1999:
  First quarter.............................................  $ 20.67    $ 7.71
  Second quarter............................................    39.00     16.92
  Third quarter.............................................    43.50     26.67
  Fourth quarter............................................    61.75     35.04
Year ended December 31, 2000:
  First quarter.............................................   110.08     60.67
  Second quarter............................................    80.250    45.000
  Third quarter.............................................    77.875    32.750
  Fourth quarter............................................    41.500    12.8125

     The prices above have been restated to reflect our 3-for-2 stock split, in the form of a 50% stock dividend, effected on February 28, 2000.

STOCKHOLDERS

     There were 224 owners of record of Allegiance common stock as of March 26, 2001. This number excludes stockholders whose stock is held in nominee or street name by brokers and we believe that we have a significantly larger number of beneficial holders of common stock. A recent reported closing price of our common stock on the Nasdaq National Market is set forth on the front cover of this report.

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

RECENT SALES OF UNREGISTERED SECURITIES

     On May 17, 2000, we acquired CONNECTnet Internet Network Services through a subsidiary merger, and a portion of the consideration for CONNECTnet was 167,080 shares of our common stock. The shares issued in this transaction are subject to transfer restrictions imposed by the securities laws which are noted on the stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Regulation D of the Securities Act.

     On June 30, 2000, we acquired InterAccess Co. through a subsidiary merger, and a portion of the consideration for InterAccess was 301,934 shares of our common stock. The shares issued in this transaction are subject to transfer restrictions imposed by the securities laws which are noted on the stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Regulation D of the Securities Act.

     On October 25, 2000, we acquired the assets of CTSnet, a division of Datel Systems Incorporated, and a portion of the consideration for these assets was 463,970 shares of our common stock. The shares issued in this transaction are subject to transfer restrictions imposed by the securities laws which are noted on the stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Regulation D of the Securities Act.

     On November 30, 2000, we acquired Jump.Net, Inc. through a subsidiary merger, and a portion of the consideration for Jump.Net was 498,456 shares of our common stock. The shares issued in this transaction are subject to transfer restrictions imposed by the securities laws which are noted on the stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Regulation D of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item 6 is incorporated in this report by reference from the section titled "Selected Financial Data" of our annual report to stockholders for the fiscal year ended December 31, 2000 (the "annual report").

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLEGIANCE TELECOM

     The information required by this Item 10 regarding our directors and executive officers is incorporated in this report by reference from certain sections of our definitive proxy statement for the annual meeting of stockholders for the fiscal year ended December 31, 2000, which will be filed with the SEC no later than April 30, 2001 (the "proxy statement"). You will find our response to this Item 10 in the sections titled "Who Are Allegiance Telecom's Directors, Executive Officers and Other Key Employees?," "About the Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated in this report by reference from the sections titled "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" of our proxy statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements (the following financial information from our annual report is incorporated by reference into Part II of this report):

                  Report of Independent Public Accountants.

                  Consolidated Balance Sheets as of December 31, 2000 and 1999.

                  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements.

(a)(2)   Financial Statement Schedules:

                  Report of Independent Public Accountants on Financial Statement Schedule located on page S-I.

                  Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998 located on page S-II.

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page E-1 of this report.

(b)      Reports on Form 8-K

                  There were no reports filed during the three months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, Allegiance Telecom, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                                                  ALLEGIANCE TELECOM, INC.

                                            By     /s/ ROYCE J. HOLLAND
                                             -----------------------------------
                                                      Royce J. Holland,
                                                  Chairman of the Board and
                                                   Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark B. Tresnowski and Annie S. Terry, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Allegiance Telecom, Inc. and in the capacities indicated on March 30, 2001.

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

               /s/ ANTHONY J. PARELLA                  Executive Vice President and Director
-----------------------------------------------------
                 Anthony J. Parella

             /s/ JAMES E. CRAWFORD, III                Director
-----------------------------------------------------
               James E. Crawford, III

               /s/ JOHN B. EHRENKRANZ                  Director
-----------------------------------------------------
                 John B. Ehrenkranz

                      SIGNATURE                                               CAPACITY
                      ---------                                               --------

                /s/ PAUL J. FINNEGAN                   Director
-----------------------------------------------------
                  Paul J. Finnegan

               /s/ RICHARD D. FRISBIE                  Director
-----------------------------------------------------
                 Richard D. Frisbie

                /s/ HOWARD I. HOFFEN                   Director
-----------------------------------------------------
                  Howard I. Hoffen

                  /s/ REED E. HUNDT                    Director
-----------------------------------------------------
                    Reed E. Hundt

               /s/ JAMES N. PERRY, JR.                 Director
-----------------------------------------------------
                 James N. Perry, Jr.

            SCHEDULE I -- REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Allegiance Telecom, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Allegiance Telecom, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000, 1999, and 1998 incorporated by reference in this Form 10-K and have issued our report thereon dated February 12, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

                                                    ARTHUR ANDERSEN LLP

Dallas, Texas
February 12, 2001

                            ALLEGIANCE TELECOM, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                             ADDITIONS
                                                       ---------------------
                                         BALANCE AT    CHARGED TO   CHARGED
                                        BEGINNING OF   COSTS AND    TO OTHER                 BALANCE AT
DESCRIPTION                                PERIOD       EXPENSES    ACCOUNTS   DEDUCTIONS   END OF PERIOD
-----------                             ------------   ----------   --------   ----------   -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year Ended December 31, 2000........     $7,800       $25,914       $555      $(21,631)      $12,638
  Year Ended December 31, 1999........     $  577       $ 7,397       $222      $   (396)      $ 7,800
  Year Ended December 31, 1998........     $   --       $   650       $ --      $    (73)      $   577

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
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

         +10.8           Second Amendment to the Allegiance Telecom, Inc. 1998 Stock
                         Incentive Plan.

        *+10.9           Third Amendment to the Allegiance Telecom, Inc. 1998 Stock
                         Incentive Plan

         +10.10          Amended and Restated Executive Purchase Agreement, dated
                         December 13, 1999, between Allegiance and Royce J. Holland.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         +10.11          Amended and Restated Executive Purchase Agreement, dated
                         December 13, 1999, between Allegiance and Thomas M. Lord.

         +10.12          Amended and Restated Executive Purchase Agreement, dated
                         December 13, 1999, between Allegiance and C. Daniel Yost.

         +10.13          Form of Executive Purchase Agreement among Allegiance LLC,
                         Allegiance and each of the other Management Investors
                         (Exhibit 10.8 to the Form S-4 Registration Statement).

          10.14          Warrant Agreement, dated February 3, 1998, by and between
                         Allegiance and The Bank of New York, as Warrant Agent
                         (including the form of the Warrant Certificate) (Exhibit
                         10.9 to the Form S-4 Registration Statement).

         *10.15          Master Procurement Agreement, dated April 28, 2000 between
                         Allegiance and Lucent Technologies Inc.**

          10.16          Form of Indemnification Agreement by and between Allegiance and its directors and officers (Exhibit 10.13 to the Form
                         S-1 Registration Statement).

          10.17          Credit and Guaranty Agreement, dated February 15, 2000,
                         among Allegiance Telecom, Inc., Allegiance Telecom Company
                         Worldwide, certain subsidiaries of Allegiance Telecom, Inc., various lenders, Goldman Sachs Credit Partners L.P., a
                         Syndication Agent and Sole Lead Arranger, Toronto Dominion
                         (Texas), Inc., as Administrative Agent, and BankBoston, N.A.
                         and Morgan Stanley Senior Funding, Inc., as Co-Documentation
                         Agents.

         *11.1           Statement Regarding Computation of Per Share Earnings (Loss)
                         for the year ended December 31, 2000.

         *11.2           Statement Regarding Computation of Per Share Earnings (Loss)
                         for the year ended December 31, 1999.

         *11.3           Statement Regarding Computation of Per Share Earnings (Loss)
                         for the year ended December 31, 1998

         *13.1           Portions of Allegiance's Annual Report to Stockholders for
                         the year ended December 31, 2000

         *21.1           Subsidiaries of Allegiance.

         *23.1           Consent of Arthur Andersen LLP.

          24.1 Power of Attorney (included in the signature page to this report).

---------------

 * Filed as part of this report

** Confidential treatment requested for certain portions of this agreement

 + Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 14(a) and 14(c) of Form 10-K