Form 10-K405/A
period 2000-12-31
ALLEGIANCE TELECOM INC
filed 2001-04-18
CIK 1058703

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
                                (AMENDMENT NO.1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                       TO
            ALLEGIANCE TELECOM, INC.'S ANNUAL REPORT ON FORM 10-K/A
                     FOR THE YEAR ENDING DECEMBER 31, 2000

                                                                          PAGE
                                                                          ----
PART I..................................................................     1
  Item 1.   Business....................................................     1
  Item 2.   Properties..................................................    20
  Item 3.   Legal Proceedings...........................................    20
  Item 4.   Submission of Matters to a Vote of Security Holders.........    20

PART II.................................................................    21
  Item 5.   Market for Allegiance Telecom's Common Stock and Related
            Stockholder Matters.........................................    21
  Item 6.   Selected Financial Data.....................................    22
  Item 7.   Management's Discussion & Analysis of Financial Condition &
            Results of Operations.......................................    23
  Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk........................................................    33
  Item 8.   Consolidated Financial Statements and Supplementary Data....    33
  Item 9.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    33

PART III................................................................    34
  Item 10.  Directors and Executive Officers of Allegiance Telecom......    34
  Item 11.  Executive Compensation......................................    40
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    46
  Item 13.  Certain Relationships and Related Transactions..............    49

PART IV.................................................................    50
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    50
  Signatures............................................................    51
  Financial Statements..................................................   F-1
  Schedule  I -- Report of Independent Public Accountants on Financial
                 Statement Schedule.....................................   S-I
  Schedule II -- Valuation and Qualifying Accounts......................  S-II
  Index to Exhibits.....................................................   E-1

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

     Our business plan covers 36 of the largest metropolitan areas in the United States. Our network rollout has proceeded on schedule, with 27 markets operational as of December 31, 2000, consisting of Atlanta, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Orange County, Philadelphia, Phoenix, St. Louis, San Diego, San Francisco, San Jose, Seattle, Tampa and Washington, D.C. In addition, San Antonio became operational on March 6, 2001. We expect to complete the rollout of our 36 targeted markets by the end of 2001. With a strategy focusing on the central business districts and suburban commercial districts in these areas, we plan to address a majority of the non-residential lines in most of our targeted markets. We estimate that our 36 target markets include over 30 million non-residential lines, representing approximately 57% of the total non-residential lines in the United States which provide us with a large base of potential customers. The number of non-residential lines that we actually service will depend on our ability to obtain market share from our competitors.

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

     The FCC has granted approval to Verizon (formerly known as Bell Atlantic) to provide in-region long distance service in New York and to SBC Communications to provide in-region long distance service in Texas, Oklahoma and Kansas. In addition, Verizon has filed a petition to offer such service in Massachusetts. It is possible that other regional Bell operating companies may petition and receive approval to offer long distance services in one or more states. This may have an unfavorable effect on our business. We are legally able to offer our customers both long distance and local exchange services, which the regional Bell operating companies, other than Verizon in New York and SBC in Texas, Oklahoma and Kansas, currently may not do. Our ability to offer "one-stop shopping" gives us a marketing advantage that we would no longer enjoy. See "-- Competition."

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

ITEM 6. SELECTED FINANCIAL DATA

                            Selected Financial Data
         (dollars in thousands, except share and per share information)

     The selected consolidated financial data presented below as of and for the years ended December 31, 2000, 1999 and 1998, and for the period from inception (April 22, 1997) through December 31, 1997, were derived from our audited consolidated financial statements and should be read in conjunction with "Management's Discussion & Analysis of Financial Condition & Results of Operations" and audited financial statements and the notes thereto contained elsewhere in this report.

                                                                                            As of December 31,
Balance Sheet Data:                            2000              1999             1998               1997
                                           ------------      ------------      ------------      ------------
Cash and cash equivalents                  $    396,103      $    502,234      $    262,502      $      5,726
Short-term investments                          261,856            23,783           143,390                --
Short-term investments, restricted(1)            12,952            25,518            25,543                --
Working capital(2)                              618,255           484,458           367,492             2,046
Property and equipment, net of
accumulated depreciation                        744,903           377,413           144,860            23,900
Long-term investments, restricted(1)                829            13,232            36,699                --
Total assets                                  1,668,839         1,033,875           637,874            30,047
Long-term debt                                  566,312           514,432           471,652                --
Redeemable cumulative
convertible preferred stock                          --                --                --            33,409
Redeemable warrants                                  --                --             8,634                --
Stockholders' equity (deficit)                  958,485           443,616           110,430            (7,292)
                                           ------------      ------------      ------------      ------------

                                                                                                                      Period From
                                                                                                                        Inception
                                                                                                                 (April 22, 1997)
                                                       Year Ended           Year Ended           Year Ended               Through
                                                     December 31,         December 31,         December 31,          December 31,
Statement of Operations Data:                                2000                 1999                 1998                  1997
                                                    -------------        -------------        -------------       ---------------
Revenues                                            $     285,227        $      99,061        $       9,786        $          --
Network expenses                                          150,718               62,542                9,529                  151
Selling, general and administrative expenses              252,368              140,745               46,089                3,426
Depreciation and amortization expense                     130,826               55,822                9,003                   13
Management ownership allocation charge                      6,480               18,789              167,312                   --
Noncash deferred compensation expense                      10,127                7,851                5,307                  210
                                                    -------------        -------------        -------------       ---------------
Loss from operations                                     (265,292)            (186,688)            (227,454)              (3,800)
Interest income                                            56,969               31,354               19,918                  112
Interest expense                                          (69,244)             (59,404)             (38,952)                  --
                                                    -------------        -------------        -------------       ---------------
Net loss                                                 (277,567)            (214,738)            (246,488)              (3,688)
Accretion of redeemable preferred
stock and warrant values                                       --                 (130)             (11,972)              (3,814)
                                                    -------------        -------------        -------------       ---------------
Net loss applicable to common stock                 $    (277,567)       $    (214,868)       $    (258,460)       $      (7,502)
                                                    =============        =============        =============        =============
Net loss per share, basic and diluted(3)            $       (2.58)       $       (2.37)       $       (7.02)       $  (11,740.22)
                                                    =============        =============        =============        =============
Weighted average number of shares outstanding,
   basic and diluted(3)                               107,773,112           90,725,712           36,825,519                  639
                                                    =============        =============        =============        =============

Other Financial Data:

Adjusted EBITDA(4)                                  $    (117,859)       $    (104,226)       $     (45,832)       $      (3,577)
Net cash used in operating activities                    (102,552)            (111,483)             (20,697)              (1,943)
Net cash used in investing activities                    (716,708)            (152,217)            (315,743)             (21,926)
Net cash provided by financing activities                 713,129              503,432              593,216               29,595
Capital expenditures                                     (445,183)            (263,985)            (113,539)             (21,926)
Gross margin(5)                                              47.2%                36.9%                 2.6%                  --
                                                    =============        =============        =============        =============

(1) Reflects the purchase of U.S. government securities which have been placed in a pledge account to fund the first three years' interest payments on the 12 7/8% senior notes due 2008. The first semiannual installment was paid in November 1998. The securities are stated at their accreted value, which approximates fair value, and are classified as either short-term or long-term based upon their respective maturity dates.

(2) Working capital was calculated as total current assets, less restricted short-term investments, less total current liabilities.

(3) All periods presented reflect a three-for-two stock split effected on February 28, 2000.

(4) Adjusted EBITDA consists of earnings before interest, income taxes, depreciation and amortization, management ownership allocation charge and non-cash deferred compensation. While not a measure under generally accepted accounting principles, adjusted EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company's operating results. Adjusted EBITDA should not be construed as a substitute for operating income (loss) or cash flow from operations determined in accordance with generally accepted accounting principles. The calculation of adjusted EBITDA does not include our cash outlays for capital expenditures and debt service and should not be deemed to represent funds available to us. See "Management's Discussion & Analysis of Financial Condition & Results of Operations" for a discussion of our financial operations and liquidity as determined in accordance with generally accepted accounting principles.

(5) Gross margin was calculated as revenues less network expenses, divided by revenues. See "Management's Discussion & Analysis of Financial Condition & Results of Operations" for a discussion of the components included in revenues and network expenses.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

OVERVIEW

     Allegiance Telecom, Inc. is a leading competitive provider of telecommunications services to small- to medium-sized businesses in major metropolitan areas across the United States. We offer an integrated set of telecommunications services including local, long distance, data and a full suite of Internet services. Our principal competitors are incumbent local exchange carriers, such as the regional Bell operating companies, as well as other integrated communications providers.

     Our business plan covers 36 of the largest metropolitan areas in the United States. Our network rollout has proceeded on schedule, with 27 markets operational as of December 31, 2000, consisting of Atlanta, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Orange County, Philadelphia, Phoenix, St. Louis, San Diego, San Francisco, San Jose, Seattle, Tampa and Washington, D.C. In addition, San Antonio became operational on March 6, 2001. We are on track to add the eight remaining markets by the end of 2001. We believe we have successfully raised the projected capital required to build our networks and operate in each of these markets to the point at which projected operating cash flow from the market is sufficient to fund its projected operating costs and capital expenditures.

     We were formed in 1997 by a management team of industry veterans to take advantage of the opportunity for facilities-based local communications competition created by the Telecommunications Act of 1996. Since we formed our company, we have focused on building a reliable nationwide network based on proven technologies, a strong nationwide direct sales force and efficient information processing systems to support our operations. We believe that by doing so we have positioned ourselves to compete effectively with the incumbent carriers, most of whom do not address our customers with direct sales efforts and are burdened by legacy operations support systems.

     We use multiple technologies and a mixture of leased and owned facilities at the edge of the communications network so that we can most effectively serve our customer base where it is physically located. We install state-of-the-art voice and data aggregation and switching equipment in the central offices or "hubs" of the existing local incumbent carrier's networks. These central offices connect directly to customers through the "local loop," which consists of the existing copper wire and fiber running from the central offices to each customer location. The local loop is owned by the incumbent carriers but can be leased by competitive carriers under the terms of the Telecommunications Act of 1996. Our local loop presence provides us with a flexible platform for delivering traditional voice and data access services to our end-user customers. We connect our central office locations to our main switching center in each market by either leasing additional network elements from the incumbent carriers and other providers on a short-term basis or by using dedicated fiber on a long-term basis. We have increasingly focused on dedicated fiber because of the growth of our customer base and traffic volume and the increased availability of this fiber throughout the major metropolitan areas in the United States.

     As we have developed our local networks to service end-user customers, we have also attempted to capitalize on our expertise and investment in the edge of the network by maximizing the use of our network assets. In building a nationwide network to serve end-user customers, we have fixed costs in many assets that are underutilized during those times of day when our small- to medium-sized business customers are not placing or receiving as many voice and data calls. We have taken advantage of this underutilization by providing network solutions to other service providers, primarily the leading national providers. These national network providers also have end-user customers but do not have the facilities and expertise to directly access these customers through the local loop. Many of these providers focus on the residential Internet access market. The traffic patterns in that market generally complement those of our end-user business customers, making this business an incremental revenue opportunity that leverages our fixed network costs.

     The other way we try to serve our customers and leverage our focus on the small- to medium-sized business end users is by providing innovative applications of existing technologies. An example is our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access line. In addition, we have developed electronic commerce products designed to help these customers market their products and services online, improve communication and collaboration and increase productivity. While these types of products and solutions are readily available to larger business customers that can afford to devote the resources necessary to develop and customize them internally, we believe that smaller business customers are demanding easy to use electronic commerce solutions that allow them, with minimal design and development costs, to market products online and increase their own productivity.

     We and many financial analysts evaluate the growth of our business by focusing on various operational data in addition to financial data. Within each of our metropolitan markets, we have located our equipment in the central offices of the established telephone companies. This practice is commonly referred to as a colocation. The number of colocations that we have indicates the number of different local geographic areas that we can serve within each of our markets. Once we are colocated in a central office, we can then begin offering service to all of the customers that have local loop connections to that central office. "Lines sold" by us represents the number of lines for which customers have placed orders with us to provide services. "Lines installed" represents the lines sold that are now being used by us to provide our services. Although the number of lines we service for each customer varies significantly, our primary focus is on the small- to medium-sized business customer. Over 90% of our customers have 20 lines or less. We plan to continue to focus on the small- to medium-sized business customer and expect that the number of lines per customer will remain at 20 or less for the vast majority of our customers. The number of customers set forth below represents that number of customers for whom we have installed lines. The table below provides these and other selected key operational data for the years ended, each on a cumulative basis:


                                                              As of December 31,
                                         2000              1999             1998
                                 ------------      ------------      -----------
Markets served                             27                19                9
Number of switches deployed                26                15                7
Central office colocations                636               327              101
Lines sold                            843,400           337,500           86,500
Lines installed                       607,700           241,700           47,700
Customers                             101,600            19,800            3,800
Sales force employees                   1,333               707              295
Total employees                         3,249             1,784              649
                                 ------------      ------------      -----------


RESULTS OF OPERATIONS
Year ended December 31, 2000 compared with year ended December 31, 1999

     For the years ended December 31, 2000 and 1999, we generated revenues of approximately $285.2 million and $99.1 million, respectively. The increase in revenue is attributable to an increase in number of customers and the number of lines installed. For the years ended December 31, 2000 and 1999, we sold 505,900 lines and 251,000 lines, and installed 366,000 lines and 194,000 lines, respectively. The services we provide over our own switches generate higher margins than services provided by other carriers that are resold by us. Over 90% of our installed lines were provided over our own switches, representing approximately 92% of our revenues as of December 31, 2000, and we expect this level of facilities-based service to remain constant over time. Gross margin has increased from approximately 37% for the year ended December 31, 1999 to approximately 47% for the year ended December 31, 2000. Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to continue to improve as our revenues increase and as we realize cost efficiencies in our network expenses.

     Local voice service revenues for the years ended December 31, 2000 and 1999 were $208.8 million and $90.2 million, respectively. Local voice service revenues as a percent of total revenues has decreased from approximately 91% for the year ended December 31, 1999 to approximately 73% for the year ended December 31, 2000. Local voice service revenues consisted of:

o   the monthly recurring charge for basic local voice service;

o   usage-based charges for local and toll calls in certain markets;

o   charges for services such as call waiting and call forwarding;

o certain non-recurring charges, such as set-up charges for additional lines for an existing customer; and

o interconnection revenues from switched access charges to long distance carriers and reciprocal compensation charges to other local carriers.

     Components of our local voice service revenues are subject to various federal and state regulations and to disputes and uncertainties and we expect local voice service revenues to continue to decrease as a percent of total revenues, as a result of the resolution of certain of these regulatory disputes and uncertainties. Specifically we expect and have modified our business plans to anticipate a decrease in switched access revenues and reciprocal compensation revenues. See the discussion under "Risk Factors," which contains a detailed discussion of the risks and uncertainties associated with our local voice revenues.

     Long distance service revenues for the years ended December 31, 2000 and 1999 were $11.2 million and $2.9 million, respectively. Long distance service revenues as a percent of total revenues has increased from approximately 3% for the year ended December 31, 1999 to approximately 4% for the year ended December 31, 2000. We reduced our pricing of long distance services during 2000 to respond to competitive pressures and we anticipate long distance pricing to continue at historically low levels given the current competitive environment. Although these reduced prices decrease our margins, we anticipate that more of our local service customers will purchase long distance service from us at our current pricing levels and through our continuing effort to promote the benefits of purchasing local, long distance and data services from a single provider.

     Data revenues, including revenues generated from Internet access, Web hosting and high-speed data services, for the years ended December 31, 2000 and 1999 were $65.2 million and $6.0 million, respectively. Data revenues as a percent of total revenues has increased from approximately 6% for the year ended December 31, 1999 to approximately 23% for the year ended December 31, 2000. We expect data revenues to continue to increase as a percent of total revenues (a) as we expand our data services offerings to existing local and long distance voice customers, (b) as we increase our offerings of packaged services that combine voice and data services which we market as the Allegiance Telecom Total Communications Options and (c) as more small and medium-sized businesses turn to the Internet to enhance their productivity. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of data offerings.

     During 2000, we signed a long-term contract to provide data services to Genuity Solutions, Inc., a network services provider and operator of a nationwide Internet network. This contract establishes Genuity as our largest customer. Total revenues from Genuity for the year ended December 31, 2000 were $22.3 million.

     We have had discussions, and will continue to have discussions in the foreseeable future, concerning potential acquisitions of Internet service providers, Web hosting and data services providers, and other providers of telecommunications and Internet services. During the year ended December 31, 2000, we completed the acquisitions of CONNECTnet Internet Network Services, InterAccess Co., CTSnet and Jump.Net, Inc., regional Internet service providers, and of Virtualis Systems, Inc., an Internet-based, Web-hosting applications specialist. We have utilized the purchase method of accounting for all of these acquisitions. Accordingly, we have recognized the revenues earned since the closing of each of these acquisitions in our condensed consolidated statement of operations for the period ended December 31, 2000.

     For the years ended December 31, 2000 and 1999, network expenses were $150.7 million and $62.5 million, respectively. The increase in network expenses is consistent with the deployment of our networks and initiation and growth of our services during 2000. Network expenses included:

o the cost of leasing local loop lines which connect our customers to our network;

o the cost of leasing high-capacity digital lines that interconnect our network with the networks of the incumbent local exchange carriers;

o the cost of leasing high-capacity digital lines that connect our switching equipment to our transmission equipment located in the central offices of the incumbent local exchange carrier;

o the cost of expanding our network to additional colocation sites within a market;

o the cost of completing local and long distance calls originated by our customers;

o the cost of leasing space in incumbent local exchange carrier central offices for colocating our transmission equipment; and

o   the cost of leasing our nationwide Internet network.

     The costs to lease local loop lines and high-capacity digital lines from the incumbent local exchange carriers vary by carrier and are regulated by state authorities under the Telecommunications Act of 1996. We believe that in many instances there are multiple carriers in addition to the incumbent local exchange carriers from whom we can lease high-capacity lines, and that we can generally lease those lines at lower prices than are charged by the incumbent local exchange carriers. We expect that the costs associated with these leases will increase with customer volume and will be a significant part of our ongoing cost of services.

     When we open new markets, we incur significant general and administrative expenses and network expenses before we begin to generate revenue from operations. Many of the network expenses, such as for transport facilities and colocation rent and power charges, are fixed costs that we do not recover until we build up a sufficient volume of traffic from customers. Consequently, as we continue to open new markets throughout 2001, we will continue to generate operating losses and do not expect to generate positive cash flow from operations until some time in 2002.

     In constructing switching and transmission equipment for a new market, we capitalize as a component of property and equipment only the non-recurring charges associated with our initial network facilities and the monthly recurring costs of those network facilities until the switching equipment begins to carry revenue-producing traffic. Typically, the recurring charges for one to three months are capitalized. We generally expense the monthly recurring costs resulting from the growth of existing colocation sites, and the costs related to expansion of the network to additional colocation sites in operational markets as we incur these charges.

     We incur "reciprocal compensation" costs in providing both voice and data services and expect reciprocal compensation costs to be a major portion of our cost of services. We must enter into an interconnection agreement with the incumbent local exchange carrier in each market to make widespread calling available to our customers. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks. Generally, a carrier must compensate another carrier when a local call by the first carrier's customer terminates on the other carrier's network. These reciprocal compensation costs will grow as our customers' outbound calling volume grows.

     The cost of securing long distance service capacity is a variable cost that increases in direct relationship to increases in our customer base and increases in long distance calling volumes. We believe that these costs, measured as a percentage of long distance revenues, will be relatively consistent from period to period. However, we do expect period-over-period growth in the absolute cost of such capacity, and that the cost of long distance capacity will be a significant portion of our cost of long distance services.

     We install voice and data aggregation and switching equipment in the central offices of local incumbent exchange carriers' networks. We incur rent and utility charges in leasing this space. These costs will increase as we expand to additional colocation sites and increase the capacity of our existing colocations.

     We have developed a national Internet data network by connecting our markets with leased high-capacity digital lines. The costs of these lines will increase as we increase capacity to address customer demand, open new markets and connect additional markets to our Internet network.

     Selling, general and administrative expenses increased to $252.4 million for the year ended December 31, 2000 from $140.7 million for the year ended December 31, 1999, primarily due to the growth of our business. Selling, general and administrative expenses include salaries and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, and professional fees. The number of employees increased to 3,249 as of December 31, 2000, from 1,784 as of December 31, 1999. As of December 31, 2000, the sales force, including sales managers and sales administrators, had grown to 1,333 from 707 as of December 31, 1999. As we continue to grow in terms of number of markets, customers and employees, we expect that ongoing selling, general and administrative expenses will increase.

     We amortized $6.5 million and $18.8 million of the deferred management ownership allocation charge, a non-cash charge to income, for the years ended December 31, 2000 and 1999, respectively. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. We will further amortize this deferred charge at $0.2 million during 2001. This period is the time frame over which we have the right to repurchase a portion of the securities, at the lower of fair market value or the price paid by the employee, in the event the management employee's employment with Allegiance is terminated. During 2000, we repurchased 289,527 shares from terminated management employees, and reversed the remaining deferred charge of $0.1 million related to these shares to additional paid-in capital. During 1999, we repurchased 37,968 shares from terminated management employees, and reversed the remaining deferred charge of $0.6 million related to these shares to additional paid-in capital.

     For the years ended December 31, 2000 and 1999, we recognized $10.1 million and $7.8 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and options granted to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

     During the years ended December 31, 2000 and 1999, depreciation expense was $104.2 million and $49.1 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 27 markets by December 31, 2000.

     In connection with the acquisitions completed during 2000 and 1999, we assigned an aggregate of $28.2 million of the purchase price to customer lists and workforces. We also recorded an aggregate of $128.2 million of goodwill. Each of these intangible assets is being amortized over their estimated useful lives of three years. For the years ending December 31, 2000 and 1999, we recorded $22.3 million and $5.7 million of amortization for goodwill and $4.4 million and $1.0 million of amortization of customer lists and workforces, respectively. Our purchase price allocation for the acquisitions made in 2000 is subject to post acquisition due diligence of the acquired entities and may be adjusted as additional information is obtained.

     For the years ended December 31, 2000 and 1999, interest expense was $69.2 million and $59.4 million, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, and the amortization of the original issue discount on the 12 7/8% notes. Interest expense in 2000 also includes amortization of deferred debt issuance costs related to our new $500 million senior secured credit facilities. Unamortized deferred debt issuance costs of $5.9 million related to the $225 million revolving credit facility were charged to interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and completion of the $500 million senior secured credit facilities. The amount of interest capitalized for the years ended December 31, 2000 and 1999 was $14.4 million and $6.0 million, respectively. Interest income for years ended December 31, 2000 and 1999 was $57.0 million and $31.4 million, respectively. Interest income results from the investment of short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semiannual payments of interest through May 2001 on the 12 7/8% notes. Interest income during 2000 is greater than for the comparable periods in 1999 because we had additional cash invested in interest-bearing instruments as a result of our February 2000 equity offering.

     From February 1998 through March 1999, we recorded accretion of our redeemable warrants to reflect the possibility that they would be redeemed at fair market value in February 2008. Amounts were accreted using the effective interest method and management's estimate of the future fair market value of such warrants at the time redemption is permitted. Amounts accreted increased the recorded value of such warrants on the balance sheet and resulted in non-cash charges to increase the net loss applicable to common stock. As the terms and conditions of the warrant agreement do not specify a date certain for redemption of the warrants and the exchange of warrants for cash is no longer beyond the control of management, we ceased accretion of the warrants and reclassified the accreted value of the redeemable warrants at April 1, 1999 to the stockholders' equity section. If a repurchase event occurs in the future or becomes probable, we will adjust the warrants to the estimated redemption value at that time.

     Our net loss for the year ended December 2000, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation, was $277.6 million. Our net loss for the year ended December 31, 1999, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation but before the accretion of warrant values, was $214.7 million. After deducting accretion of redeemable warrant values, the net loss applicable to common stock was $214.9 million for the year ended December 31, 1999.

     Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of a company. EBITDA is not derived pursuant to generally accepted accounting principles, and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. We had adjusted EBITDA losses of $117.9 million and $104.2 million for years ended December 31, 2000 and 1999, respectively. In calculating adjusted EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $16.6 million and $26.6 million for the years ended December 31, 2000 and 1999, respectively.

     We expect to continue to experience operating losses and negative adjusted EBITDA as a result of our development and market expansion activities. We typically do not expect to achieve positive adjusted EBITDA in any market until at least its third year of operation.

Year ended December 31, 1999 compared with year ended December 31, 1998

     For the years ended December 31, 1999 and 1998, we generated revenues of $99.1 million and $9.8 million, respectively. The increase in revenue is attributable to an increase in number of customers and the number of lines installed. For the years ended December 31, 1999 and 1998, we sold 251,000 lines and 86,500 lines, and installed 194,000 lines and 47,700 lines, respectively. Facilities-based lines represented 86% of all lines installed and 90% of revenues at December 31, 1999 as compared to 64% of lines installed and 48% of revenues at December 31, 1998. Gross margin increased from approximately 3% for the year ended December 31, 1998 to approximately 37% for the year ended December 31, 1999. Gross margin is calculated as revenues less network expenses, divided by revenues.

     Local voice service revenues for the years ended December 31, 1999 and 1998 were $90.2 million and $9.2 million, respectively. Local voice service revenues as a percent of total revenues decreased from approximately 93% for the year ended December 31, 1998 to approximately 91% for the year ended December 31, 1999.

     Long distance service revenues for the years ended December 31, 1999 and 1998 were $2.9 million and $0.7 million, respectively. Long distance service revenues as a percent of total revenues decreased from approximately 7% for the year ended December 31, 1998 to approximately 3% for the year ended December 31, 1999.

     Data revenues, including revenues generated from Internet access, Web hosting and high-speed data services, for the year ended December 31, 1999 were $6.0 million, representing approximately 6% of our total revenues. Such data revenues were not material in the year ended December 31, 1998.

     During the year ended December 31, 1999, we completed the acquisitions of the common stock of Kivex, Inc. and ConnectNet, Inc. and the acquisition of certain assets of ConnecTen, L.L.C. We have recognized the revenues earned since the closing of each of these acquisitions in our condensed consolidated statement of operations for the period ended December 31, 1999.

     For the years ended December 31, 1999 and 1998, network expenses were $62.5 million and $9.5 million, respectively. The increase in network expenses is consistent with the deployment of our networks and initiation and growth of our services during 1999 and 1998.

     Selling, general and administrative expenses increased to $140.7 million for the year ended December 31, 1999 from $46.1 million for the year ended December 31, 1998, primarily due to the growth of our business. Selling, general and administrative expenses include salaries and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, and professional fees. The number of employees increased to 1,784 as of December 31, 1999, from 649 as of December 31, 1998. As of December 31, 1999, the sales force, including sales managers and sales administrators, had grown to 707 from 295 as of December 31, 1998.

     We amortized $18.8 million and $167.3 million of the deferred management ownership allocation charge, a non-cash charge to income, for the years ended December 31, 1999 and 1998, respectively. During 1999, we repurchased 37,968 shares from terminated management employees, and reversed the remaining deferred charge of $0.6 million related to these shares to additional paid-in capital. For the years ended December 31, 1999 and 1998, we recognized $7.8 million and $5.3 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and options granted to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

     During the years ended December 31, 1999 and 1998, depreciation expense was $49.1 million and $9.0 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 19 markets by December 31, 1999.

     In connection with the acquisitions completed during 1999, we assigned an aggregate of $5.7 million of the purchase price to customer lists and workforces. We also recorded an aggregate of $34.2 million of goodwill. Each of these intangible assets is being amortized over their estimated useful lives of three years, beginning at their respective date of acquisition. For the year ending December 31, 1999, we recorded $5.7 million of amortization for goodwill and $1.0 million of amortization of customer lists and workforces, respectively.

     For the years ended December 31, 1999 and 1998, interest expense was $59.4 million and $39.0 million, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, and the amortization of the original issue discount on the 12 7/8% notes. The 12 7/8% notes were issued on July 7, 1998. The amount of interest capitalized for the years ended December 31, 1999 and 1998 was $6.0 million and $2.8 million, respectively. Interest income for years ended December 31, 1999 and 1998 was $31.4 million and $19.9 million, respectively. Interest income results from the investment of short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semiannual payments of interest through May 2001 on the 12 7/8% notes. Interest income during 1999 is greater than for the comparable periods in 1998 because we had additional cash invested in interest-bearing instruments primarily as a result of our April 1999 equity offering.

     Our net loss for the year ended December 1999, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation but before the accretion of warrant values, was $214.7 million. Our net loss for the year ended December 31, 1998, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation but before the accretion of the redeemable convertible preferred stock and warrant values, was $246.5 million. After deducting accretion of redeemable warrant values, the net loss applicable to common stock was $214.9 million for the year ended December 31, 1999. After deducting accretion of redeemable convertible preferred stock and warrant values, the net loss applicable to common stock was $258.5 million for the year ended December 31, 1998.

     We had adjusted EBITDA losses of $104.2 million and $45.8 million for years ended December 31, 1999 and 1998, respectively. In calculating adjusted EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $26.6 million and $172.6 million for the years ended December 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our financing plan is predicated on the prefunding of each market's expansion to positive free cash flow. By using this approach, we avoid being in the position of seeking additional capital to fund a market after we have already made a significant capital investment in that market. We believe that by raising all required capital prior to making any commitments in a market, we can raise capital on more favorable terms and conditions.

     On January 3, 2000, we announced a significant expansion of our business plan to include a total of 36 target markets and which:

o included an increase in our colocation footprint by approximately 100 central offices in our initial 24 target markets; and

o provided for the acquisition of dark fiber capacity in an additional 16 of our target markets as well as connecting the Boston--New York--Washington, D.C. corridor.

     We do not begin to develop a new market until we have raised the capital that we project to be necessary to build and operate our network in the market to the point at which operating cash flow from the market is sufficient to fund its ongoing operating costs and capital expenditures. We believe that all of our 36 target markets are now fully funded in this manner. We also believe that our existing cash on hand, together with cash from our committed $500 million of senior secured credit facilities, are sufficient to fully fund our operations, planned capital investments and debt service requirements until such time as we have positive cash flow from operations on a consolidated basis to fund these items.

     We may decide to seek additional capital in the future to expand our business. Sources of additional financing may include vendor financing, bank financing and/or the private or public sale of our equity or debt securities. We cannot assure you, however, that such financing will be available at all or on terms acceptable to us, or that our estimate of additional funds required is accurate. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

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

     For the years ended December 31, 2000 and 1999, we made capital expenditures of $445.2 million and $264.0 million, respectively. We also used capital during these periods to fund our operations. As of December 31, 2000, we had transmission equipment colocated in 636 central offices.

     In April 2000, we executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. We must complete purchases totaling $80 million by December 31, 2000, an aggregate of $180 million of purchases by December 31, 2001, and the full $350 million of aggregate purchases on or before December 31, 2002. If we do not meet the required intermediate purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. Such payments may be applied to future purchases during the commitment period. If we do not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2002, we will be required to provide cash settlement in an amount equal to the shortfall. As of December 31, 2000, we have completed purchases totaling approximately $103.4 million, and we expect to be able to meet the required purchase milestones for the remainder of the purchase agreement. Pursuant to our expanded business plan, we expect to incur approximately $350 million of capital expenditures in 2001, which includes the Lucent capital expenditure requirement for 2001.

     We have purchased dedicated fiber rings in 24 of our markets. As of December 31, 2000, we had three dedicated fiber rings in operation, one each in New York, Dallas and Houston. The cost of these rings includes both the amounts we pay to the fiber ring provider as well as the cost of the electronic equipment that we purchase and install on the rings to make them operational. Our total costs to date have been $40.5 million, and our budget to complete the fiber rings for which we have commitments is approximately $253.1 million. We plan to fund this cost with our available cash.

     As of December 31, 2000, we had approximately $658.0 million of unrestricted cash and short-term investments. In addition, $13.0 million of restricted U.S. government securities have been placed in a pledge account to fund interest payments on our 12 7/8% notes through May 2001.

     On February 28, 2000, a three-for-two stock split of our common stock was effected in the form of a 50% dividend to shareholders of record on February 18, 2000. All references to the number of common shares and per share amounts have been restated to reflect the stock split for the periods presented.

     On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% senior discount note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semiannually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from December 31, 2000 to February 15, 2003 of $102.2 million.

     We completed the initial public offering of our common stock and the offering of the 12 7/8% senior discount notes early in the third quarter of 1998. We raised net proceeds of approximately $137.8 million from our initial public offering of common stock and approximately $124.8 million from the offering of these notes. The 12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semiannually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from December 31, 2000 to May 15, 2008 of $3.5 million. In connection with the sale of the 12 7/8% notes, we purchased U.S. government securities for approximately $69.0 million and placed them in a pledge account to fund interest payments for the first three years the 12 7/8% notes are outstanding. The first interest payment was made in November 1998.

Such U.S. government securities are reflected in the balance sheet as of December 31, 2000, at an accreted value of approximately $13.0 million, which is classified as a current asset.

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

     In February 2000, we closed on $500.0 million of new senior secured credit facilities, which replaced the $225 million revolving credit facility. These new senior secured credit facilities consist of a $350.0 million revolving credit facility and a $150.0 million delayed draw term loan facility. These credit facilities are available, subject to satisfaction of certain terms and conditions, to provide purchase money financing for network build-out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office colocations. Interest on amounts drawn is variable, based on leverage ratios, and is expected to be the London Interbank Offered Rate + 3.25%. The initial commitment fee on the unused portion of these credit facilities will be 1.5% per annum, paid quarterly and will be reduced based upon usage. These credit facilities contain certain representations, warranties, covenants and events of default customary for credit of this nature and otherwise agreed upon by the parties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2001, based on the estimated average 2000 earned rate on investments, is $29.0 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $4.6 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

(dollars in millions)

QUARTER ENDING                                   MARCH 2001        JUNE 2001    SEPTEMBER 2001    DECEMBER 2001           TOTAL
                                                -----------      -----------    --------------    -------------     -----------
Estimated average investments                   $     609.4      $     494.2      $     401.5      $     336.7              N/A
Estimated average interest earned at the
   average rate of 6.3% for the year ended
   December 31, 2000                            $       9.6      $       7.8      $       6.3      $       5.3      $      29.0
Estimated impact of interest rate drop          $       1.5      $       1.2      $       1.0      $       0.9      $       4.6
                                                -----------      -----------      -----------      -----------      -----------

     Our outstanding long-term debt consists principally of long-term, fixed rate notes, not subject to interest rate fluctuations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item 8 is included in pages F-1 through F-19 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLEGIANCE TELECOM

WHO ARE ALLEGIANCE TELECOM'S DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES?

     The following sets forth certain information regarding Allegiance Telecom's Board of Directors, executive officers and other key employees, as of March 12, 2001.

NAME                                AGE              POSITION(S)
----                                ---              -----------
Royce J. Holland..................  52    Chairman of the Board and Chief
                                          Executive Officer
C. Daniel Yost....................  52    President, Chief Operating Officer
                                          and Director
Thomas M. Lord....................  44    Executive Vice President of
                                          Corporate Development, Chief
                                          Financial Officer and Director
Anthony J. Parella................  41    Executive Vice President and
                                          Director
Dana A. Crowne....................  40    Senior Vice President and Chief
                                          Technology Officer
Bill Francis......................  63    Senior Vice President of Network
                                          Engineering and Operations
Stephen N. Holland................  49    Senior Vice President of Internal
                                          Audit and Corporate Quality
                                          Assurance
Tae Kim...........................  37    Senior Vice President of Business
                                          Development
Christopher M. Malinowski.........  38    Senior Vice President of Strategic
                                          Sales
G. Clay Myers.....................  41    Senior Vice President of Finance
                                          and Accounting
J. Timothy Naramore...............  38    Senior Vice President and Chief
                                          Information Officer
Mark B. Tresnowski................  41    Senior Vice President, General
                                          Counsel and Secretary
Mark M. Washburn..................  38    Senior Vice President of Web
                                          Hosting
James E. Crawford, III............  55    Director
John B. Ehrenkranz................  35    Director
Paul J. Finnegan..................  47    Director
Richard D. Frisbie................  51    Director
Howard I. Hoffen..................  37    Director
Reed E. Hundt.....................  53    Director
James N. Perry, Jr................  40    Director

---------------

     Royce J. Holland, Allegiance's Chairman of the Board and Chief Executive Officer since August 1997, has more than 25 years of experience in the telecommunications, independent power and engineering/ construction industries. Prior to founding Allegiance in April 1997, Mr. Holland was one of several co-founders of MFS Communications, Inc. ("MFS Communications") where he served as President and Chief Operating Officer from April 1990 until September 1996 and as Vice Chairman from September 1996 to February 1997. In January 1993, Mr. Holland was appointed by President George Bush to the

National Security Telecommunications Advisory Committee. Mr. Holland served as the Chairman of the Association for Local Telecommunications Services, the industry trade organization for the competitive local telephone sector from December 1998 to January 2000. Mr. Holland was appointed by Texas Governor George W. Bush to the Texas (Electronic) E-Government Task Force in 1999 and subsequently served as a member of the Bush/Cheney presidential transition team in 2000-2001. Mr. Holland also presently serves on the board of directors of CSG Systems, a publicly traded billing services company, Choice One Communications Inc., a publicly traded competitive local exchange carrier that may compete with Allegiance, CompleTel Europe, N.V., a publicly traded European facilities-based competitive local exchange carrier and MetaSolv Software, Inc., a publicly traded telecommunications software provider. Mr. Holland's brother, Stephen N. Holland, is employed as Allegiance's Senior Vice President of Internal Audit and Corporate Quality Assurance.

     C. Daniel Yost, who joined Allegiance as President and Chief Operating Officer in February 1998, was elected to Allegiance's Board of Directors in March 1998. Mr. Yost has more than 26 years of experience in the telecommunications industry. From July 1997 until he joined Allegiance, Mr. Yost was the President and Chief Operating Officer for U.S. Operations of Netcom On-Line Communications Services, Inc., a leading Internet service provider. Mr. Yost served as the President, Southwest Region of AT&T Wireless Services, Inc. from June 1994 to July 1997. Prior to that, from July 1991 to June 1994, Mr. Yost was the President, Southwest Region of McCaw Cellular Communications/LIN Broadcasting. Mr. Yost also presently serves on the board of directors of ADC Telecommunications Inc., a publicly traded telecommunications equipment and services company, Ace Cash Express Inc., a publicly traded provider of retail financial services and DSET Corporation, a publicly traded software licensing and services company for telecommunications services.

     Thomas M. Lord, a co-founder and Director of Allegiance and its Executive Vice President of Corporate Development and Chief Financial Officer since August 1997, is responsible for overseeing Allegiance's mergers and acquisitions, corporate finance and investor relations functions. Mr. Lord is an 18-year veteran in investment banking, securities research and portfolio management, including serving as a Managing Director of Bear, Stearns & Co. Inc. from January 1986 to December 1996. In the five-year period ending December 1996, Mr. Lord oversaw 43 different transactions valued in excess of $6.2 billion for the telecommunications, information services and technology industries.

     Anthony J. Parella, Allegiance's Executive Vice President since July 2000, joined Allegiance as Regional Vice President -- Central Division in August 1997, was promoted to National Vice President of Field Sales in August 1998 and later became our Senior Vice President of Field Sales and Customer Care in October 1999. Mr. Parella became a member of Allegiance's Board of Directors in December 1999. Mr. Parella has more than 10 years of experience in the telecommunications industry. Prior to joining Allegiance, Mr. Parella was Vice President and General Manager for MFS Intelenet, Inc., an operating unit of MFS Communications, from February 1994 to January 1997, where he was responsible for the company's sales and operations in Texas. Mr. Parella also served as Director of Commercial Sales for Sprint Corporation from 1991 to January 1994.

     Dana A. Crowne, Allegiance's Senior Vice President and Chief Technology Officer since March 1999, joined Allegiance in August 1997 as Senior Vice President and Chief Engineer. Prior to joining Allegiance, Mr. Crowne held various management positions at MFS Communications from the time of its founding in 1988, where his responsibilities included providing engineering support and overseeing budgets for the construction of MFS Communications' networks. Mr. Crowne ultimately became Vice President, Network Optimization for MFS Communications from January 1996 to May 1997 and managed the company's network expenses and planning and its domestic engineering functions. Prior to joining MFS Communications, Mr. Crowne designed and installed fiber optic transmission systems for Morrison-Knudsen and served as a consultant on the construction of private telecommunications networks with JW Reed and Associates.

     Bill Francis, Allegiance's Senior Vice President of Network Engineering and Operations since January 2001, joined Allegiance as Vice President Network Implementation in April 1998. Mr. Francis brings over

30 years of telecommunications experience to his new responsibility for the network engineering and operations at Allegiance. Prior to joining Allegiance, Mr. Francis served as Director of Network Provisioning at AT&T Wireless, responsible for all network provisioning, from January 1992 to April 1998. Prior to that, Mr. Francis held a variety of technical and leadership positions with Southwestern Bell from 1969 to 1992.

     Stephen N. Holland, Allegiance's Senior Vice President of Internal Audit and Corporate Quality Assurance since September 2000, joined Allegiance in September 1997 as Senior Vice President and Chief Information Officer. Prior to that time, Mr. Holland held several senior level positions involving management of or consulting on information systems, accounting, taxation and finance. Mr. Holland's experience includes serving as Practice Manager and Information Technology Consultant for Oracle Corporation from June 1995 to September 1997, as Chief Financial Officer of Petrosurance Casualty Co. from September 1992 to June 1995, as Manager of Business Development for Electronic Data Systems, and as a partner of Price Waterhouse. Mr. Holland's brother, Royce J. Holland, presently serves as Allegiance's Chairman of the Board and Chief Executive Officer.

     Tae Kim, Allegiance's Senior Vice President of Business Development since November 2000, joined Allegiance as Vice President of Planning and Analysis in 1997. Previously, Mr. Kim was with MFS Communications where he was Vice President of Network Optimization from 1996 to 1997 and Director of Market Development from 1993 to 1995. Prior to that, he worked in corporate strategy for Ameritech, Inc. in the cellular and personal communications services arenas.

     Christopher M. Malinowski, Allegiance's Senior Vice President of Strategic Sales since November 2000, joined Allegiance in February 1998 as Vice President of National Accounts. Mr. Malinowski brings 14 years of sales and marketing expertise in the telecommunications field and is responsible for Allegiance large account sales including, wholesale, enterprise and government. Mr. Malinowski has been operating in the competitive local telecommunications arena for the past 11 years. Prior to coming to Allegiance, he was with MFS Communications from 1990 to 1998 where he held a variety of positions including, Account Executive, Sales Manager, City Director, City Vice President and Vice President, General Manager of the Southern Region.

     G. Clay Myers joined Allegiance as Senior Vice President of Finance and Accounting in December 1999. Prior to joining Allegiance, Mr. Myers was the Vice President, Finance, Chief Financial Officer and Treasurer of PageMart Wireless, Inc. Prior to PageMart, Mr. Myers was Senior Operations Manager for Dell Computer Corporation from 1991 to 1993 and was with Ernst & Young, LLP from 1982 to 1991. Mr. Myers is a certified public accountant.

     J. Timothy Naramore, Allegiance's Senior Vice President and Chief Information Officer since July 2000, joined Allegiance as Director of Web Enablement in June 1998 and later became Vice President of Information Systems in September 1999. Mr. Naramore brings over 18 years of information systems development experience to his role and is currently responsible for developing, implementing and supporting the internal back office systems at Allegiance. Prior to joining Allegiance, Mr. Naramore served as Director of Engineering at Netcom On-Line Communications Services, Inc. overseeing the development of their web hosting operation, from May 1997 to June 1998. Prior to that, Mr. Naramore held a variety of technical and leadership positions in the information systems group at Frito-Lay, Inc. from 1988 to 1997.

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

     Mark M. Washburn joined Allegiance as Senior Vice President of Web Hosting in March 2001 after Allegiance purchased the Web hosting assets of HarvardNet, Inc. Mr. Washburn was the President and Chief Executive Officer of HarvardNet from January 1999 through March 2001, its Chief Operating

Officer from October 1998 through January 1999 and a member of HarvardNet's board of directors since October 1998. Mr. Washburn was previously Vice President of Sales, Central Region, for Level 3 Communications from April 1998 to October 1998. Prior to Level 3, he served as the Vice President of Sales and Marketing for XCOM Technologies, a venture-backed, facilities-based data competitive local exchange carrier focused on the Internet service provider marketplace from June 1997 until April 1998. Mr. Washburn served from February 1989 to June 1997 with MFS Communications in sales and general management positions, most recently as its New England area Vice President.

     James E. Crawford, III, who was elected to Allegiance's Board of Directors in August 1997, is a Managing Member of Frontenac Company, a Chicago-based private equity investing firm, where he specializes in investing in companies in the telecommunications and technology industries. Mr. Crawford also presently serves on the board of directors of Focal Communications Corporation, a publicly traded competitive local exchange carrier that competes with Allegiance in certain markets, Optika Incorporated, a publicly traded imaging software document company and Action Point, Inc., a publicly traded document imaging software company.

     John B. Ehrenkranz, who was elected to Allegiance's Board of Directors in March 1998, is a Managing Director of Morgan Stanley & Co. Incorporated where he has been employed since 1987. Mr. Ehrenkranz also presently serves on the board of directors of Choice One Communications Inc., a publicly traded competitive local exchange carrier that may compete with Allegiance. Mr. Ehrenkranz is also a Managing Director of Morgan Stanley Dean Witter Capital Partners.

     Paul J. Finnegan, who was elected to Allegiance's Board of Directors in August 1997, is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private equity investing firm, where he specializes in investing in companies in the telecommunications industry. Mr. Finnegan also presently serves on the board of directors of CompleTel Europe, N.V., a publicly traded European facilities-based competitive local exchange carrier and Rural Cellular Corporation, a publicly traded rural cellular telephone operator.

     Richard D. Frisbie, who was elected to Allegiance's Board of Directors in August 1997, is a Managing Member of Battery Partners IV, LLC which is the general partner of Battery Ventures IV, and a Managing Member of Battery Partners V, LLC which is the general partner of Battery Ventures V, a Boston-based private equity investing firm, where he specializes in investing in companies in the telecommunications industry.

     Howard I. Hoffen was appointed to Allegiance's Board of Directors in February 2001. Mr. Hoffen is Chairman and Chief Executive Officer of Morgan Stanley Dean Witter Private Equity. Mr. Hoffen joined Morgan Stanley & Co. Incorporated in 1985 and Morgan Stanley Dean Witter Private Equity in 1986. He has been a Managing Director of Morgan Stanley & Co. Incorporated since 1997. Mr. Hoffen also presently serves on the board of directors of Catalytica Energy Systems Inc., a publicly traded company.

     Reed E. Hundt was elected to Allegiance's Board of Directors in March 1998. Mr. Hundt served as Chairman of the Federal Communications Commission from 1993 to 1997. He currently serves as Chairman of The Forum on Communications and Society at The Aspen Institute, is a senior advisor on information industries to McKinsey & Company, a worldwide management consulting firm and a special advisor to Madison Dearborn Partners, Inc., a Chicago-based private equity investing firm. Mr. Hundt is a venture partner at Benchmark Capital, a venture capital firm and a principal of Charles Ross Partners, LLC, a consulting firm. Mr. Hundt also presently serves on the board of directors of Novell, Inc., a publicly traded network software company. Prior to joining the FCC, Mr. Hundt was a partner at Latham & Watkins, an international law firm.

     James N. Perry, Jr., who was elected to Allegiance's Board of Directors in August 1997, is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private equity investing firm, where he specializes in investing in companies in the telecommunications industry. Mr. Perry also presently serves on the board of directors of Focal Communications Corporation, a publicly traded competitive local exchange carrier that competes with Allegiance in certain markets, VoiceStream Wireless Corp., a publicly traded provider of personal communications services and CompleTel Europe, N.V., a publicly traded European facilities-based competitive local exchange carrier.

     Our Chief Executive Officer, President and Chief Financial Officer are elected annually by the Board of Directors at its first meeting held after each annual meeting of stockholders or as soon thereafter as convenient.

ABOUT THE BOARD OF DIRECTORS AND ITS COMMITTEES.

Board

     Our by-laws provide that the number of Directors shall be determined by resolution of our Board of Directors. The Board currently consists of 11 Directors. Our by-laws provide that our Directors will be elected by plurality vote of our stockholders, without cumulative voting. No Director may be removed from office without cause and without the vote of the holders of a majority of the outstanding voting stock.

     The Board of Directors is divided into three classes, as nearly equal in number as possible, with each Director serving a three-year term and one class being elected at each year's annual meeting of stockholders. Messrs. Hoffen, Holland, Hundt and Perry are Class III Directors whose terms expire at the 2001 annual meeting of our stockholders. Messrs. Crawford, Ehrenkranz, Finnegan and Parella are Class I Directors whose terms expire at the 2002 annual meeting of our stockholders. Messrs. Frisbie, Lord and Yost are Class II Directors whose terms expire at the 2003 annual meeting of our stockholders. At each annual meeting of our stockholders, successors to the class of Directors whose term expires at such meeting will be elected to serve for three-year terms and until their successors are elected and qualified.

Board Committees

     Our Board of Directors currently has three committees:

     - Executive Committee

     - Audit Committee

     - Compensation Committee

     The Executive Committee is currently comprised of Messrs. Crawford, Hoffen, Holland and Perry. The Audit Committee is currently comprised of Messrs. Ehrenkranz, Finnegan and Hundt. The Compensation Committee is currently comprised of Messrs. Crawford, Frisbie, Hoffen and Perry.

Compensation of Directors

     We reimburse the members of our Board of Directors for their reasonable out-of-pocket expenses incurred in connection with attending Board or committee meetings. Additionally, we are contractually obligated to maintain our present level of directors' and officers' insurance. Members of our Board of Directors generally receive no other compensation for services provided as a Director or as a member of any Board committee.

     However, in March 1998, prior to Reed E. Hundt joining the Board of Directors, we issued to Mr. Hundt, options to purchase 75,934 shares of common stock and 75,934 shares of common stock to Charles Ross Partners, LLC, of which Mr. Hundt is a member. The options were issued with an exercise price of $1.6467 per share. All of such options are currently vested. On December 8, 1999, Reed
E. Hundt was granted options to purchase 37,500 shares of Allegiance common stock, at an exercise price of $50.00 per share. 33.33% of such options vested on December 8, 2000, and an additional 8.33% of such options will vest every three months after that date, until December 8, 2002, when all such options become exercisable. On November 30, 2000, Reed E. Hundt was granted options to purchase 37,500 shares of Allegiance common stock, at an exercise price of $14.0156 per share. On the grant date, 33.33% of these options are vested and an additional 8.33% will vest every three months after that date, until November 30, 2002, when all such options become exercisable.

     All of the option share numbers and the option exercise prices in this report have been adjusted to reflect our 3-for-2 stock split, in the form of a 50% stock dividend, of our common stock effected February 28, 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Allegiance. Such persons are also required by SEC regulations to furnish Allegiance with copies of all Section 16(a) reports they file. Based on written representations received from such persons, Allegiance believes that each of its executive officers, Directors and greater than 10% owners complied with all Section 16(a) filing requirements applicable to them during 2000.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.

     The following table sets forth certain summary information for the years ended December 31, 2000, 1999 and 1998, concerning the compensation paid and awarded to (a) Allegiance's Chief Executive Officer and (b) the four other executive officers who, based on salary and bonus compensation from Allegiance, were the most highly compensated officers of Allegiance for the year ended December 31, 2000 (such five executive officers, the "Named Executive Officers").

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                    ------------
                                                             ANNUAL COMPENSATION     SECURITIES
                                                             --------------------    UNDERLYING
NAME AND PRINCIPAL POSITION                           YEAR   SALARY($)   BONUS($)    OPTIONS(#)
---------------------------                           ----   ---------   --------   ------------
Royce J. Holland....................................  2000   $250,000      (1)          21,404
  Chairman of the Board and                           1999   $225,100    $150,000           --
  Chief Executive Officer                             1998   $206,928    $150,000           --
C. Daniel Yost......................................  2000   $250,000      (1)          21,404
  President and Chief                                 1999   $225,000    $150,000           --
  Operating Officer                                   1998   $194,742    $100,000           --
Thomas M. Lord......................................  2000   $225,000      (1)          21,404
  Executive Vice President of                         1999   $200,000    $150,000           --
  Corporate Development and                           1998   $179,850    $150,000           --
  Chief Financial Officer
Anthony J. Parella..................................  2000   $185,600      (1)       1,207,135
  Executive Vice President                            1999   $150,803    $ 80,000      300,000
                                                      1998   $133,691    $ 60,000
Mark B. Tresnowski..................................  2000   $215,000      (1)         805,703
  Senior Vice President,                              1999   $184,616    $ 80,000      495,000
  General Counsel and Secretary                       1998         --          --           --

---------------

(1) The absence of cash bonuses for the Named Executive Officers was taken into account in determining year end stock option grants for such officers. See also discussion below regarding outperform stock option grants.

OPTION GRANTS IN LAST FISCAL YEAR.

     The following table sets forth information concerning the award of stock options to the Named Executive Officers during fiscal 2000.

                                                         EXERCISE
                                           PERCENT OF     PRICE/                  POTENTIAL REALIZABLE VALUE AT
                            NUMBER OF        TOTAL        MARKET                  ASSUMED ANNUAL RATES OF STOCK
                           SECURITIES       OPTIONS      PRICE PER                PRICE APPRECIATION FOR OPTION
                           UNDERLYING      GRANTED TO    SHARE AT                            TERM(4)
                             OPTIONS      EMPLOYEES IN     GRANT     EXPIRATION   ------------------------------
NAME                       GRANTED(#)     FISCAL YEAR      DATE         DATE          5%($)           10%($)
----                      -------------   ------------   ---------   ----------   -------------   --------------
Royce J. Holland........      21,404(1)      0.13%       $14.0156     3/31/2003       (5)             (5)
C. Daniel Yost..........      21,404(1)      0.13%       $14.0156     3/31/2003       (5)             (5)
Thomas M. Lord..........      21,404(1)      0.13%       $14.0156     3/31/2003       (5)             (5)
Anthony J. Parella(2)...     300,000         1.82%       $50.1250      8/2/2006    $5,114,189      $11,602,349
                             600,000         3.64%       $14.0156    11/30/2006    $2,859,987      $ 6,488,335
                               7,135         0.04%       $14.0156     3/31/2003       (5)             (5)
Mark B. Tresnowski(3)...     150,000         0.91%       $61.5000      1/1/2006    $3,137,383      $ 7,117,651
                             150,000         0.91%       $14.0156    11/30/2006    $  714,997      $ 1,622,084
                              10,703         0.06%       $14.0156     3/31/2003       (5)             (5)

---------------

(1) Each of Royce Holland, Dan Yost and Tom Lord was granted 21,404 outperform stock options on November 30, 2000. 25% of these options vest on each of February 28, 2001, May 31, 2001, August 31, 2001 and November 30, 2001.
     None of these options are exercisable until November 30, 2001. Please see the discussion below regarding the outperform stock options.

(2) Tony Parella was granted (a) 300,000 non-qualified stock options on August 2, 2000 (34% of these options vest on August 2, 2001, with 2.75% additional options vesting each month thereafter), (b) 600,000 non-qualified stock options on November 30, 2000 (176,250 of these options vest on June 30, 2001 with 2.75% additional options vesting on August 1, 2001 and each month thereafter; and 102,000 of these options vest on August 2, 2001 with 2.75% additional options vesting each month thereafter), and (c) 7,135 outperform stock options on November 30, 2000 (25% of these options vest on each of February 28, 2001, May 31, 2001, August 31, 2001 and November 30, 2001 and none of these options are exercisable until November 30, 2001). Please see the discussion below regarding the outperform stock options.

(3) Mark Tresnowski was granted (a) 150,000 non-qualified stock options on January 1, 2000 (34% of such options vested on January 1, 2001, with 2.75% additional options vesting each month thereafter), (b) 150,000 non-qualified stock options on November 30, 2000 (75,750 of these options vest on June 30, 2001 with 2.75% additional options vesting on August 1, 2001 and each month thereafter), and (c) 10,703 outperform stock options on November 30, 2000 (25% of these options vest on each of February 28, 2001, May 31, 2001, August 31, 2001 and November 30, 2001 and none of these options are exercisable until November 30, 2001). Please see the discussion below regarding the outperform stock options.

(4) These assumed rates of appreciation are provided in order to comply with the requirements of SEC and do not represent our expectation as to the actual rate of appreciation of the common stock. The actual value of the options will depend on the performance of our common stock, and may be greater or less than the amounts shown, and will also depend on an optionee's continued employment through the vesting period.

(5) Since the value of these outperform stock options are based on the performance of our common stock compared to the performance of the Nasdaq 100 Index, applying a 5% and 10% assumed rate of annual stock price appreciation does not accurately reflect the terms of these options. Please see the table and discussion below regarding the outperform stock options.

EXERCISE OF STOCK OPTIONS AND FISCAL YEAR-END OPTION VALUES.

     The following table sets forth information concerning the exercise of stock options by the Named Executive Officers during fiscal 2000 and the value of such officers' unexercised options at December 31, 2000.

                                                                                                                  VALUE OF
                                                                                                                 UNEXERCISED
                                                                                                                IN-THE-MONEY
                                                     NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-THE-       OSOS AT
                                                    UNDERLYING UNEXERCISED        MONEY OPTIONS (OTHER THAN       12/31/00
                         SHARES                     OPTIONS AT 12/31/00(#)         OSOS) AT 12/31/00($)(1)         ($)(2)
                       ACQUIRED ON     VALUE      ---------------------------   -----------------------------   -------------
NAME                   EXERCISE(#)    REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE    UNEXERCISABLE
----                   -----------   ----------   -----------   -------------   ------------   --------------   -------------
Royce J. Holland.....        --              --          --          21,404              --              --      $1,511,345
C. Daniel Yost.......        --              --          --          21,404              --              --      $1,511,345
Thomas M. Lord.......        --              --          --          21,404              --              --      $1,511,345
Anthony J. Parella...        --              --     118,500       1,088,635              --      $4,950,000      $  503,806
Mark B. Tresnowski...    40,000      $2,130,152     264,425         501,278      $5,711,316      $5,353,729      $  755,744

---------------

(1) The value of unexercised in-the-money (i.e., options that had a positive spread between the exercise price and the fair market value of the common stock) options that are not outperform stock options as of December 31, 2000, is based on the December 29, 2000 closing price of $22.2656 per share of our common stock as reported on the Nasdaq National Market.

(2) Outperform stock options are being valued based on the outperform multiplier and the change to the outperform stock option exercise price as of December 31, 2000 in accordance with their option agreements. The exercise price of an outperform stock option is subject to change based on the percentage change in the Nasdaq 100 for the period from the date of grant to the day before the options are exercised. Please see the discussion below regarding the outperform stock options.

OUTPERFORM STOCK OPTION GRANTS.

     In 2000, Allegiance granted outperform stock options ("OSOs") under its 1998 Stock Incentive Plan to certain employees. A holder of an OSO is entitled to receive shares of our common stock (or cash, in the discretion of the Compensation Committee in connection with a change of control of Allegiance) based on the performance of our common stock compared to the performance of the Nasdaq 100 Index. The exercise price of OSOs may increase or decrease based on the aggregate percentage increase or decrease in the Nasdaq 100 Index. The value received for awards under an OSO agreement is based on a formula involving a multiplier (not to exceed eight) related to how much our common stock outperforms the Nasdaq 100 Index. To the extent that our common stock outperforms the Nasdaq 100 Index, the value of these outperform stock options to an option holder may exceed the value of our standard non-qualified stock options. For example, an executive receives 1,000 OSOs on November 30, 2000 at an exercise price of $14.0156. Assume that from November 30, 2000 to March 31, 2002, our common stock price increases from $14.0156 to $20 (a 42.698% increase). Assume also that during this same period, the Nasdaq 100 Index increases from 2341.70 to 2500 (a 6.76% increase). The original exercise price of the OSO changes based on the percentage change in the Nasdaq 100 Index, and therefore, the exercise price of these OSOs would increase from $14.0156 to $14.9631. Because our common stock outperformed the Nasdaq 100 Index by more than 10%, a multiplier of eight (the maximum multiplier) would be applied to the value of the OSO. As a result, these options would be worth $40,296 on March 31, 2002. If the performance of our common stock does not exceed the performance of the Nasdaq 100 Index, an OSO will have no value.

     All of the OSOs granted in 2000 were granted on November 30, 2000, have an initial exercise price of $14.0156 and vest 25% on each of February 28, 2001, May 31, 2001, August 31, 2001 and November 30, 2001. None of these options are exercisable until November 30, 2001 and are thereafter exercisable until March 31, 2003 (unless the term is extended by the Compensation Committee). The vesting of these options accelerates if the recipient is terminated by the company without cause (as defined in each agreement) or if such person's employment is terminated because of death or permanent disability.

EXECUTIVE AGREEMENTS.

Royce J. Holland Executive Agreement

     In August 1997, Allegiance, Allegiance Telecom, LLC, and Royce Holland entered into an Executive Purchase Agreement, a Securityholders Agreement, Stock Purchase Agreement and a Registration Agreement. The Registration Agreement was amended and restated on September 13, 1999. Certain of these agreements are also described under "Certain Relationships and Related Transactions" above. In December 1999, Allegiance and Royce Holland amended and restated the Executive Purchase Agreement. These agreements include, among others, the following terms:

     Restrictions on Transfer; Holdback and "Drag Along" Agreements. Mr. Holland's Allegiance Telecom common stock issued under his Executive Purchase Agreement is currently 100% vested. However, his executive securities are subject to various restrictions on transferability, holdback periods in the event of a public offering of Allegiance's securities and provisions requiring the holder of such shares to approve and, if requested by Allegiance, sell its shares in any sale of Allegiance that is approved by the Board.

     Terms of Employment. Mr. Holland is an "at will" employee and, thus, may be terminated by Allegiance at any time and for any reason. Mr. Holland is not entitled to receive any severance payments upon any such termination.

     Noncompetition and Nonsolicitation Agreements. During the noncompete period described below, Mr. Holland may not hire or attempt to induce any employee of Allegiance to leave Allegiance's employ, nor attempt to induce any customer or other business relation of Allegiance to cease doing business with Allegiance, nor in any other way interfere with Allegiance's relationships with its employees, customers, and other business relations. Also, during this noncompete period, Mr. Holland may not participate in any business engaged in the provision of competitive local exchange telecommunications services in any metropolitan statistical area in which Allegiance is engaged in business or has at any time had an approved business plan to engage in business. The noncompete period in this agreement is the period of employment and the one year following termination of employment for any reason, but terminates immediately upon a qualified sale of Allegiance.

     Gross-Up for Excise Taxes. In addition, the Holland Executive Purchase Agreement contains a "gross-up" provision pursuant to which any payment, which would be subject to certain excise taxes occurring as a result of such agreement, would include an additional gross-up payment resulting in the executive retaining an additional amount equal to these excise taxes.

C. Daniel Yost Executive Agreement

     In January 1998, Allegiance, Allegiance Telecom, LLC, and Dan Yost entered into an Executive Purchase Agreement, a Securityholders Agreement and a Registration Agreement. The Registration Agreement was amended and restated on September 13, 1999. Certain of these agreements are also described under "Certain Relationships and Related Transactions" above. In December 1999, Allegiance and Dan Yost amended and restated the Executive Purchase Agreement, containing substantially the same terms as those described above for Royce Holland. Mr. Yost's Allegiance Telecom common stock issued under his Executive Purchase Agreement is currently 100% vested.

Thomas M. Lord Executive Agreement

     In August 1997, Allegiance, Allegiance Telecom, LLC, and Tom Lord entered into an Executive Purchase Agreement, a Securityholders Agreement, Stock Purchase Agreement and a Registration Agreement. The Registration Agreement was amended and restated on September 13, 1999. Certain of these agreements are also described under "Certain Relationships and Related Transactions" above. In December 1999, Allegiance and Tom Lord amended and restated the Executive Purchase Agreement, containing substantially the same terms as those described above for Royce Holland. Mr. Lord's Allegiance Telecom common stock issued under his Executive Purchase Agreement is currently 100% vested.

Anthony J. Parella Executive Agreement

     In August 1997, Allegiance, Allegiance Telecom, LLC and Tony Parella entered into an Executive Purchase Agreement, a Securityholders Agreement, Stock Purchase Agreement and a Registration Agreement. The Registration Agreement was amended and restated on September 13, 1999. Certain of these agreements are also described under "Certain Relationships and Related Transactions" above. These agreements include, among others, the following terms:

     Restrictions on Transfer; Holdback and "Drag Along" Agreements. Mr. Parella's Allegiance Telecom common stock issued under his Executive Purchase Agreement is currently 100% vested. However, these executive securities are subject to various restrictions on transferability, holdback periods in the event of a public offering of Allegiance's securities and provisions requiring the holder of such shares to approve and, if requested by Allegiance, sell its shares in any sale of Allegiance that is approved by the Board.

     Terms of Employment. Mr. Parella is an "at will" employee and, thus, may be terminated by Allegiance at any time and for any reason. Mr. Parella is not entitled to receive any severance payments upon any such termination.

Anthony J. Parella and Mark B. Tresnowski Stock Option Agreements

     We have granted to Tony Parella, an aggregate of 1,207,135 stock options as follows: (1) 300,000 non-qualified stock options were granted on October 1, 1999, with an exercise price of $35.0832 (34% of such options vested on October 1, 2000, and an additional 2.75% will vest each month thereafter); (2) 300,000 non-qualified stock options were granted on August 2, 2000, with an exercise price of $50.125 (34% of such options will vest on August 8, 2001, and an additional 2.75% will vest each month thereafter); (3) 600,000 non-qualified stock options were granted on November 30, 2000, with an exercise price of $14.0156 (176,250 of these options vest on June 30, 2001 with 2.75% additional options vesting on August 1, 2001 and each month thereafter; and 102,000 of these options vest on August 2, 2001 with 2.75% additional options vesting each month thereafter); and (4) 7,135 outperform stock options were granted on November 30, 2000, with an exercise price of $14.0156.

     We have granted to Mark Tresnowski, an aggregate of 805,703 stock options as follows: (1) 495,000 non-qualified stock options were granted on February 1, 1999, with an exercise price of $0.6666 (34% of such options vested on February 1, 2000, and an additional 2.75% will vest each month thereafter); (2) 150,000 non-qualified stock options were granted on January 1, 2000, with an exercise price of $61.5000 (34% of such options vested on January 1, 2001, and an additional 2.75% will vest each month thereafter); (3) 150,000 non-qualified stock options were granted on November 30, 2000, with an exercise price of $14.0156 (75,750 of these options vest on June 30, 2001 with 2.75% additional options vesting on August 1, 2001 and each month thereafter); and (4) 10,703 outperform stock options were granted on November 30, 2000, with an exercise price of $14.0156.

     All of these stock option agreements, except for the outperform stock option agreements described above, provide that upon the consummation of a Change in Control, if such executive is still employed by Allegiance immediately prior to such consummation, all unvested options become vested options. A "Change in Control" is defined as any of the following events: (i) if any "person" or "group" as those terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, other than any employee benefit plan of Allegiance or a trustee or other administrator or fiduciary holding securities under an employee benefit plan of Allegiance ("Exempt Person"), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange
Act), directly or indirectly, of securities of Allegiance representing 50% or more of the combined voting power of Allegiance's then outstanding securities; or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of Allegiance and any new directors whose election by the Board or nomination for election by Allegiance's stockholders was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election was previously so approved, cease for any reason to constitute a majority thereof; or (iii) the stockholders of Allegiance approve a merger or consolidation of Allegiance with any other corporation, other than a merger or consolidation (A) which would result in all or a portion of the voting securities of Allegiance outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of Allegiance or such surviving entity outstanding immediately after such merger or consolidation or (B) by which the corporate existence of Allegiance is not affected and following which Allegiance's chief executive officer and directors retain their positions with Allegiance (and constitute at least a majority of the Board); or (iv) the stockholders of Allegiance approve a plan of complete liquidation of Allegiance or an agreement for the sale or disposition by Allegiance of all or substantially all Allegiance's assets, other than a sale to an Exempt Person.

     In addition, these agreements (other than the outperform stock option agreements) contain a "gross-up" provision pursuant to which any payment, which would be subject to certain excise taxes occurring as a result of these agreements, would include an additional gross-up payment resulting in the executive retaining an additional amount equal to these excise taxes.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     The Board of Directors has established a Compensation Committee, which is responsible for decisions regarding salaries, incentive compensation, stock options and other matters regarding executive officers and employees of Allegiance. No current member of the Compensation Committee is an Allegiance employee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the outstanding common stock of Allegiance as of March 12, 2001 by:

     - each of the Directors,

     - each of the Named Executive Officers,

     - all Directors and Named Executive Officers as a group, and

     - each owner known by Allegiance to own beneficially more than 5% of its outstanding common stock.

     Beneficial ownership of less than one percent is indicated by an asterisk. The percentages specified below are based on 111,113,900 shares of common stock outstanding as of March 12, 2001. Shares subject to options exercisable within 60 days of such date are considered for the purpose of determining the percent of the class held by the holder of such options, but not for the purpose of computing the percentage held by others. Unless otherwise noted, the address for each Director and Named Executive Officer of Allegiance is c/o Allegiance Telecom, Inc., 9201 Central Expressway, Dallas, Texas 75231.

                                                              SHARES BENEFICIALLY OWNED
                                                              -------------------------
                                                                            PERCENT OF
NAME OF BENEFICIAL OWNER                                        NUMBER         CLASS
------------------------                                      -----------   -----------
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
Royce J. Holland(1).........................................   5,872,635        5.3
C. Daniel Yost..............................................   2,036,919        1.8
Thomas M. Lord(2)...........................................   2,268,284        2.0
Anthony J. Parella(3).......................................     611,082          *
Mark B. Tresnowski(4).......................................     405,119          *
James E. Crawford, III(5)(6)................................   1,263,718        1.1
John B. Ehrenkranz(7).......................................          --          -
Paul J. Finnegan(8).........................................      45,512          *
Richard D. Frisbie(9).......................................      86,355          *
Howard I. Hoffen(10)........................................          --          -
Reed E. Hundt(11)...........................................      98,231          *
James N. Perry, Jr.(8)(12)..................................      37,723          *
All Directors and Named Executive Officers as a group (12
  persons)..................................................  12,725,578       11.4
OTHER 5% OWNERS:
Morgan Stanley Dean Witter Capital Partners(13).............  13,453,369       12.1
Madison Dearborn Capital Partners II, L.P...................   7,307,325        6.6
Massachusetts Financial Services Company(14)................  11,669,795       10.5
Putnam Investments, LLC(15).................................   8,679,179        7.8
T. Rowe Price Associates, Inc.(16)..........................   6,450,100        5.8
Wellington Management Company, LLP(17)......................   5,626,880        5.1

---------------


 *   Denotes less than one percent.

(1) Consists of: (a) 2,957,907 shares of common stock owned directly by Mr. Holland, (b) 2,910,828 shares of common stock owned by the Royce J. Holland Family Limited Partnership, of which Royce J. Holland is the sole general partner and (c) 3,900 shares of common stock held by Mr. Holland as custodian for his children, as to which 3,900 shares Mr. Holland disclaims beneficial ownership.

(2) Consists of (a) 1,059,141 shares of common stock owned directly by Mr. Lord and (b) 1,209,143 shares of common stock owned by Mr. Lord's wife and children.

 (3) Consists of: (a) 451,332 shares of common stock owned directly by Mr. Parella and (b) options to acquire 143,250 shares of common stock that have vested as of March 12, 2001 and an additional 16,500 option shares that vest within 60 days. See discussion above regarding "Executive Agreements."

 (4) Consists of: (a) 5,132 shares of common stock owned directly by Mr. Tresnowski and (b) options to acquire 364,512 shares of common stock that have vested as of March 12, 2001 and an additional 35,475 shares that vest within 60 days. See discussion above regarding "Executive Agreements."

 (5) 1,169,790 shares of common stock are owned by Frontenac VII Limited Partnership and 62,952 shares of common stock are owned by Frontenac Masters VII Limited Partnership. Mr. Crawford is a Managing Member of Frontenac Company, VII, L.L.C., the general partner of Frontenac VII Limited Partnership and Frontenac Masters VII Limited Partnership and his address is c/o Frontenac Company, 135 S. LaSalle Street, Suite 3800, Chicago, IL 60603. He disclaims beneficial ownership of these shares of common stock, except to the extent of his pecuniary interest.

 (6) Consists of: (a) 26,272 shares of common stock owned directly by Mr. Crawford, (b) 750 shares owned by Mr. Crawford's spouse, (c) 150 shares owned by Mr. Crawford's son, (d) 1,452 shares held in a dynasty trust for the benefit of Mr. Crawford's son, and 1,452 shares held in a dynasty trust for the benefit of Mr. Crawford's daughter, and (e) 900 shares held by Mr. Crawford as custodian for his son. Mr. Crawford disclaims ownership of the 3,954 shares of common stock described in clauses (c) through (e).

 (7) Mr. Ehrenkranz is a Managing Director of Morgan Stanley Dean Witter Capital Partners, the managing member of the general partner of the funds described in footnote (13) below and their address is c/o Morgan Stanley Dean Witter Capital Partners, 1221 Avenue of the Americas, New York, NY 10020.

 (8) Messrs. Finnegan and Perry are Managing Directors of Madison Dearborn Partners, Inc., the general partner of the general partner of Madison Dearborn Capital Partners II, L.P. and their address is c/o Madison Dearborn Partners, Inc., Three First National Plaza, Suite 3800, Chicago, IL 60602.

 (9) Consists of: (a) 62,583 shares of common stock owned directly by Mr. Frisbie and (b) 23,772 shares of common stock owned through trusts. Mr. Frisbie is a Managing Member of Battery Partners IV, LLC, the general partner of Battery Ventures IV, L.P. and a Managing Member of Battery Investment Partners IV, LLC and his address is c/o Battery Ventures, 20 William Street, Wellesley, MA 02181.

(10) Mr. Hoffen is Chairman, CEO and Director of Morgan Stanley Dean Witter Private Equity and his address is c/o Morgan Stanley Dean Witter Capital Partners, 1221 Avenue of the Americas, New York, NY 10020.

(11) Consists of options to acquire 91,903 shares of common stock that have vested as of March 12, 2001 and an additional 6,328 option shares that vest within 60 days. Mr. Hundt's address is c/o Charles Ross Partners, 1909 K Street, NW, Suite 820, Washington, DC 20006. For an additional discussion of these options, see above section titled "Compensation of Directors."

(12) Consists of: (a) 15,089 shares held directly by Mr. Perry through a living trust and (b) 22,634 shares owned by a family limited partnership.

(13) These shares of common stock are owned by Morgan Stanley Capital Partners III, L.P. (11,865,451 shares), MSCP III 892 Investors, L.P. (1,214,813 shares) and Morgan Stanley Capital Investors, L.P. (373,105 shares).

(14) Of these shares, Massachusetts Financial Services Company has sole voting power as to 11,554,395 shares and sole dispositive power as to 11,669,795 shares. Massachusetts Financial Services Company's address is 500 Boylston Street, Boston, MA 02116. Information is as of February 9, 2001 and is derived from SEC filings.

(15) Of these shares, Putnam Investments, LLC, has shared voting power as to 87,993 shares and shared dispositive power as to 8,679,179 shares. Putnam Investments, LLC is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. Putnam Investments, LLC's address is One Post Office

     Square, Boston, Massachusetts 02109. Information is as of February 15, 2001 and is derived from SEC filings.

(16) These shares of common stock are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. serves as investment advisor with sole dispositive power as to 6,450,100 shares and sole power to vote 1,184,800 shares. For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates, Inc. is deemed to be a beneficial owner of such shares; however, T. Rowe Price Associates, Inc. expressly disclaims that it is, in fact, the beneficial owner of such securities. T. Rowe Price Associates, Inc.'s address is 100 E. Pratt Street, Baltimore, MD 21202. Information is as of February 12, 2001 and is derived from SEC filings.

(17) Of these shares, Wellington Management Company, LLP has shared voting power as to 4,915,780 shares and shared dispositive power as to 5,626,880 shares. These shares are owned of record by clients of Wellington Management Company, LLP, in its capacity as an investment advisor. Wellington Management Company, LLP's address is 75 State Street, Boston, MA 02109. Information is as of February 12, 2001 and is derived from SEC filings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Securityholders Agreement

     Allegiance, Madison Dearborn Capital Partners II, LP, Morgan Stanley Capital Partners III, LP, MSCP III 892 Investors, LP, Morgan Stanley Capital Investors, LP, Frontenac VII Limited Partnership, Frontenac Masters VII Limited Partnership, Battery Ventures IV, LP, Battery Investment Partners IV, LLC, Royce
J. Holland, Thomas M. Lord, Anthony J. Parella and certain other stockholders are parties to a Securityholders Agreement dated as of August 13, 1997. Under the terms of this agreement, in the event of an approved sale of Allegiance, each of the fund investors, management investors and their transferees agrees to approve and, if requested, to sell its shares in such sale of Allegiance. Most of the other provisions of this agreement, apart from certain provisions thereof, terminated upon the consummation of our initial public offering of common stock.

Registration Agreement

     Allegiance, Madison Dearborn Capital Partners II, LP, Morgan Stanley Capital Partners III, LP, MSCP III 892 Investors, LP, Morgan Stanley Capital Investors, LP, Frontenac VII Limited Partnership, Frontenac Masters VII Limited Partnership, Battery Ventures IV, LP, Battery Investment Partners IV, LLC, Vulcan Ventures Incorporated, Royce J. Holland, Thomas M. Lord, Anthony J. Parella and certain other stockholders listed therein are parties to an Amended and Restated Registration Agreement dated as of September 13, 1999. The Morgan Stanley funds, Madison Dearborn Capital Partners, and Frontenac Company funds each are entitled to demand two long-form registrations, such as registration on Form S-1, and unlimited short-form registrations, such as registration on Form S-3, and the Battery Ventures funds are entitled to demand one long-form registration and unlimited short-form registrations. In addition, the stockholders party to the registration agreement may "piggyback" on primary or secondary registered public offerings of Allegiance's securities. Allegiance has agreed to pay the registration expenses in connection with these demand and "piggyback" registrations. Each stockholder party to this registration agreement is subject to holdback restrictions in the event of a public offering of Allegiance securities.

     Allegiance, Morgan Stanley & Co. Incorporated, Salomon Brothers Inc, Bear Stearns & Co. Inc. and Donaldson Lufkin & Jenrette Securities Corporation are parties to a Warrant Registration Rights Agreement dated as of February 3, 1998. Allegiance has an effective shelf registration statement with respect to the issuance of the common stock issuable upon exercise of the redeemable warrants. Allegiance is required to maintain the effectiveness of such registration statement until all redeemable warrants have expired or been exercised. Allegiance is required to pay the expenses associated with such registration.

Voting Agreements

     Allegiance, Madison Dearborn Capital Partners II, LP, Morgan Stanley Capital Partners III, LP, MSCP III 892 Investors, LP, Morgan Stanley Capital Investors, LP, Frontenac VII Limited Partnership, Frontenac Masters VII Limited Partnership, Battery Ventures IV, LP, Battery Investment Partners IV, LLC, Royce
J. Holland, Thomas M. Lord, Anthony J. Parella and certain other stockholders listed therein are parties to an Stock Purchase Agreement dated as of August 13, 1997. The parties to such agreement have each agreed to vote all of their shares in such a manner as to elect the following persons to serve as Directors:
Madison Dearborn Capital Partners, Morgan Stanley funds, and Frontenac Company funds each have the right to designate two Directors; Battery Ventures funds have the right to designate one Director; Allegiance's Chief Executive Officer has the right to serve as a Director; the management investors have the right to designate three Directors; and the final two directorships may be filled by representatives designated by the fund investors and acceptable to the management investors. In the event Madison Dearborn Capital Partners II, LP's beneficial ownership of common stock is less than 30% but equal to or greater than 15% of its original investment, it will be entitled to designate one Director instead of two; in the event that its beneficial ownership of common stock is less than 15% of its original investment, it will not have a right to designate a Director to the Board. In the event the Morgan Stanley funds' beneficial ownership of common stock is less than 30% but equal to or greater than 15% of their original investment, they will be entitled to designate one Director instead of two; in the event their beneficial ownership of common stock is less than 15% of their original investment, they will not have a right to designate a Director to the Board. As a result of Frontenac Company funds' current beneficial stock ownership, the Frontenac Company funds no longer have a right to designate any Directors to the Board. As a result of the Battery Ventures funds' current beneficial stock ownership, the Battery Ventures funds no longer have a right to designate a Director to the Board.

Indebtedness of Management

     In connection with the employment of G. Clay Myers, our Senior Vice President of Finance and Accounting, Mr. Myers borrowed $250,000 from Allegiance on December 6, 1999. Mr. Myers issued a promissory note payable to Allegiance for this amount, which note is payable on December 6, 2002. Such note accrues interest at a rate of 5.74%, payable when the note is due. In the event Mr. Myers' resigns or is terminated by Allegiance for "cause" (as such term is defined in the note), then the note will become immediately due and payable. The note is secured by a pledge of Mr. Myers' Allegiance stock options.

Other

During 2000, Allegiance personnel and advisors traveled at various times on company business on an airplane owned and operated by a company that is wholly-owned by Thomas M. Lord and members of his immediate family. Mr. Lord is one of our Directors and our Executive Vice President and Chief Financial Officer. Total charges to us for our use of this airplane in 2000 were $169,500. The air travel rate billed to us for use of the airplane was at least as favorable as the rate charged by private aircraft owners unaffiliated with our company.

Morgan Stanley & Co. Incorporated, an affiliate of Morgan Stanley Dean Witter Capital Partners, one of our original equity investors, was one of the underwriters in our February 2000 common stock offering and received fees of approximately $2.9 million in connection with such offering. Morgan Stanley Senior Funding, Inc., an affiliate of Morgan Stanley Dean Witter Capital Partners, is a lender of our new senior secured credit facilities and received fees of approximately $1.1 million in 2000 in connection with such credit facilities.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements (located on pages F-1 through F-19 of this report).

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

                  Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

                  Notes to Consolidated Financial Statements.

(a)(2)   Financial Statement Schedules:

                  Report of Independent Public Accountants on Financial Statement Schedule located on page S-I of this report.

                  Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998 located on page S-II of this report.

(a)(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page E-1 of this report.

(b)      Reports on Form 8-K

                  There were no reports filed during the three months ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, Allegiance Telecom, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2001.

                                                  ALLEGIANCE TELECOM, INC.

                                            By     /s/ ROYCE J. HOLLAND
                                             -----------------------------------
                                                      Royce J. Holland,
                                                  Chairman of the Board and
                                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Allegiance Telecom, Inc. and in the capacities indicated on April 17, 2001.

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------

                /s/ ROYCE J. HOLLAND                   Chairman of the Board and Chief Executive
-----------------------------------------------------    Officer (Principal Executive Officer)
                  Royce J. Holland

                          *                            President, Chief Operating Officer and
-----------------------------------------------------    Director
                   C. Daniel Yost

                          *                            Executive Vice President, Chief Financial
-----------------------------------------------------    Officer and Director (Principal Financial
                   Thomas M. Lord                        Officer)

                          *                            Senior Vice President of Finance and
-----------------------------------------------------    Accounting (Principal Accounting Officer)
                    G. Clay Myers

                          *                            Executive Vice President and Director
-----------------------------------------------------
                 Anthony J. Parella

                          *                            Director
-----------------------------------------------------
               James E. Crawford, III

                          *                            Director
-----------------------------------------------------
                 John B. Ehrenkranz

                      SIGNATURE                                               CAPACITY
                      ---------                                               --------

                          *                            Director
-----------------------------------------------------
                  Paul J. Finnegan

                          *                            Director
-----------------------------------------------------
                 Richard D. Frisbie

                          *                            Director
-----------------------------------------------------
                  Howard I. Hoffen

                          *                            Director
-----------------------------------------------------
                    Reed E. Hundt

                          *                            Director
-----------------------------------------------------
                 James N. Perry, Jr.

* Pursuant to the Power of Attorney executed by such officers and directors and previously filed with the Securities and Exchange Commission.

/s/ MARK B. TRESNOWSKI
---------------------------
Mark B. Tresnowski
Attorney-in-Fact

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Allegiance Telecom, Inc.:

We have audited the accompanying consolidated balance sheets of Allegiance Telecom, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allegiance Telecom, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas,
February 12, 2001

Allegiance Telecom, Inc. and Subsidiaries Consolidated Balance Sheets

As of December 31, 2000 and 1999 (in thousands, except share and per share data)


Assets                                                                                      2000               1999

                                                                                    ------------       ------------
CURRENT ASSETS:
Cash and cash equivalents                                                           $    396,103       $    502,234
Short-term investments                                                                   261,856             23,783
Short-term investments, restricted                                                        12,952             25,518
Accounts receivable (net of allowance for
doubtful accounts of $19,697 and $7,800, respectively)                                    93,803             30,344
Prepaid expenses and other current assets                                                  5,563              1,770
                                                                                    ------------       ------------
   Total current assets                                                                  770,277            583,649

PROPERTY AND EQUIPMENT:
Property and equipment                                                                   907,182            435,526
Accumulated depreciation                                                                (162,279)           (58,113)
                                                                                    ------------       ------------
   Property and equipment, net                                                           744,903            377,413
DEFERRED DEBT ISSUANCE COSTS (net of accumulated
amortization of $7,048 and $2,610, respectively)                                          23,710             21,668
LONG-TERM INVESTMENTS, RESTRICTED                                                            829             13,232
GOODWILL (net of accumulated amortization of $28,025
and $5,746 respectively)                                                                 100,184             28,465
OTHER ASSETS, net                                                                         28,936              9,448
                                                                                    ------------       ------------
   Total assets                                                                     $  1,668,839       $  1,033,875
                                                                                    ============       ============

Liabilities And Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable                                                                    $     80,814       $     44,805
Accrued liabilities and other current liabilities                                         58,256             28,868
                                                                                    ------------       ------------
   Total current liabilities                                                             139,070             73,673
LONG-TERM DEBT                                                                           566,312            514,432
OTHER LONG-TERM LIABILITIES                                                                4,972              2,154
COMMITMENTS AND CONTINGENCIES (see Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued
   or outstanding at December 31, 2000 and 1999, respectively                                 --                 --
Common stock, $.01 par value, 150,000,000 shares authorized, 110,392,114 and
   97,459,677 shares issued and 110,064,619 and 97,421,709 shares
   outstanding at December 31, 2000 and 1999, respectively                                 1,104                975
Additional paid-in capital                                                             1,730,652            940,120
Common stock in treasury, at cost, 327,495 and 37,968 shares at
   December 31, 2000 and 1999, respectively                                                  (45)                (5)
Common stock warrants                                                                      1,877              3,719
Deferred compensation                                                                    (16,531)           (13,573)
Deferred management ownership allocation charge                                             (175)            (6,790)
Accumulated deficit                                                                     (758,397)          (480,830)
                                                                                    ------------       ------------
   Total stockholders' equity                                                            958,485            443,616
                                                                                    ------------       ------------
   Total liabilities and stockholders' equity                                       $  1,668,839       $  1,033,875
                                                                                    ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

Allegiance Telecom, Inc. and Subsidiaries Consolidated Statements of Operations

For the years ended December 31, 2000, 1999 and 1998 (in thousands, except share and per share data)



                                                     2000                1999                1998
                                            -------------       -------------       -------------
REVENUES                                    $     285,227       $      99,061       $       9,786
OPERATING EXPENSES:
Network                                           150,718              62,542               9,529
Selling, general and administrative               252,368             140,745              46,089
Depreciation and amortization                     130,826              55,822               9,003
Management ownership allocation charge              6,480              18,789             167,312
Noncash deferred compensation                      10,127               7,851               5,307
                                            -------------       -------------       -------------
   Total operating expenses                       550,519             285,749             237,240
                                            -------------       -------------       -------------
Loss from operations                             (265,292)           (186,688)           (227,454)

OTHER INCOME (EXPENSE):
Interest income                                    56,969              31,354              19,918
Interest expense                                  (69,244)            (59,404)            (38,952)
                                            -------------       -------------       -------------
   Total other income (expense)                   (12,275)            (28,050)            (19,034)
                                            =============       =============       =============
NET LOSS                                         (277,567)           (214,738)           (246,488)
ACCRETION OF REDEEMABLE PREFERRED
STOCK AND WARRANT VALUES                               --                (130)            (11,972)
                                            -------------       -------------       -------------
NET LOSS APPLICABLE TO COMMON STOCK         $    (277,567)      $    (214,868)      $    (258,460)
                                            =============       =============       =============
NET LOSS PER SHARE, basic and diluted       $       (2.58)      $       (2.37)      $       (7.02)
                                            =============       =============       =============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING, basic and diluted                107,773,112          90,725,712          36,825,519
                                            =============       =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

Allegiance Telecom, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)

For the years ended December 31, 2000, 1999 and 1998 (in thousands, except share and per share data)


                                                                                   PREFERRED STOCK                    COMMON STOCK
                                                                          ------------------------  ------------------------------


                                                                                Number                     Number
                                                                             of Shares      Amount      of Shares           Amount
                                                                          ------------  ----------  -------------    -------------
Balance, December 31, 1997                                                          --  $       --            639    $          --
   Accretion of redeemable preferred stock and warrant values                       --          --             --               --
   Initial public offering                                                          --          --     15,000,000              150
   Conversion of redeemable preferred stock                                         --          --     60,511,692              605
   Deferred compensation                                                            --          --             --               --
   Amortization of deferred compensation                                            --          --             --               --
   Net loss                                                                         --          --             --               --
                                                                          ------------  ----------  -------------    -------------
Balance, December 31, 1998                                                          --          --     75,512,331              755
   Issuance of stock under the employee stock purchase plan (see Note 11)           --          --        145,574                2
   Acquisition of treasury stock                                                    --          --             --               --
   Exercise of employee stock options                                               --          --        200,170                2
   Accretion of redeemable warrant values                                           --          --             --               --
   Reclassification of common stock warrants (see Note 6)                           --          --             --               --
   Conversion of common stock warrants                                              --          --        560,502                6
   Secondary offering of common stock                                               --          --     21,041,100              210
   Deferred compensation                                                            --          --             --               --
   Amortization of deferred compensation                                            --          --             --               --
   Net loss                                                                         --          --             --               --
                                                                          ------------  ----------  -------------    -------------
Balance, December 31, 1999                                                          --          --     97,459,677              975
   Issue of stock under the employee stock purchase plan (see Note 11)              --          --        109,727                1
   Acquisition of treasury stock                                                    --          --             --               --
   Exercise of employee stock options                                               --          --        700,820                7
   Stock split                                                                      --          --           (577)              --
   Conversion of common stock warrants                                              --          --        205,331                2
   Secondary offering of common stock                                               --          --     10,703,109              107
   Common stock issued for business acquisitions                                    --          --      1,214,027               12
   Common stock options issued for business acquisitions                            --          --             --               --
   Deferred compensation                                                            --          --             --               --
   Amortization of deferred compensation                                            --          --             --               --
   Net loss                                                                         --          --             --               --
                                                                          ============  ==========  =============    =============
Balance, December 31, 2000                                                          --  $       --    110,392,114    $       1,104
                                                                          ============  ==========  =============    =============


                                                                                                              TREASURY STOCK
                                                                                              ------------------------------

                                                                                Additional
                                                                                   Paid-In           Number
                                                                                   Capital        of Shares           Amount
                                                                             -------------    -------------    -------------
Balance, December 31, 1997                                                   $       3,008               --    $          --
   Accretion of redeemable preferred stock and warrant values                           --               --               --
   Initial public offering                                                         137,607               --               --
   Conversion of redeemable preferred stock                                         65,201               --               --
   Deferred compensation                                                           210,663               --               --
   Amortization of deferred compensation                                                --               --               --
   Net loss                                                                             --               --               --
                                                                             -------------    -------------    -------------
Balance, December 31, 1998                                                         416,479               --               --
   Issuance of stock under the employee stock purchase plan (see Note 11)            1,466               --               --
   Acquisition of treasury stock                                                        --          (37,968)              (5)
   Exercise of employee stock options                                                  563               --               --
   Accretion of redeemable warrant values                                               --               --               --
   Reclassification of common stock warrants (see Note 6)                               --               --               --
   Conversion of common stock warrants                                               5,043               --               --
   Secondary offering of common stock                                              510,408               --               --
   Deferred compensation                                                             6,161               --               --
   Amortization of deferred compensation                                                --               --               --
   Net loss                                                                             --               --               --
                                                                             -------------    -------------    -------------
Balance, December 31, 1999                                                         940,120          (37,968)              (5)
   Issue of stock under the employee stock purchase plan (see Note 11)               4,408               --               --
   Acquisition of treasury stock                                                        --         (289,527)             (40)
   Exercise of employee stock options                                                4,763               --               --
   Stock split                                                                         (52)              --               --
   Conversion of common stock warrants                                               1,841               --               --
   Secondary offering of common stock                                              719,568               --               --
   Common stock issued for business acquisitions                                    44,159               --               --
   Common stock options issued for business acquisitions                             3,852               --               --
   Deferred compensation                                                            11,993               --               --
   Amortization of deferred compensation                                                --               --               --
   Net loss                                                                             --               --               --
                                                                             =============    =============    =============
Balance, December 31, 2000                                                   $   1,730,652         (327,495)   $         (45)
                                                                             =============    =============    =============
                                                                                                                    Management
                                                                                                                     Ownership
                                                                                                     Deferred       Allocation
                                                                                    Warrants     Compensation           Charge
                                                                               -------------    -------------    -------------
Balance, December 31, 1997                                                     $          --    $      (2,798)   $          --
   Accretion of redeemable preferred stock and warrant values                             --               --               --
   Initial public offering                                                                --               --               --
   Conversion of redeemable preferred stock                                               --               --               --
   Deferred compensation                                                                  --          (17,126)        (193,537)
   Amortization of deferred compensation                                                  --            5,307          167,312
   Net loss                                                                               --               --               --
                                                                               -------------    -------------    -------------
Balance, December 31, 1998                                                                --          (14,617)         (26,225)
   Issuance of stock under the employee stock purchase plan (see Note 11)                 --               --               --
   Acquisition of treasury stock                                                          --               --               --
   Exercise of employee stock options                                                     --               --               --
   Accretion of redeemable warrant values                                                 --               --               --
   Reclassification of common stock warrants (see Note 6)                              8,764               --               --
   Conversion of common stock warrants                                                (5,045)              --               --
   Secondary offering of common stock                                                     --               --               --
   Deferred compensation                                                                  --           (6,807)             646
   Amortization of deferred compensation                                                  --            7,851           18,789
   Net loss                                                                               --               --               --
                                                                               -------------    -------------    -------------
Balance, December 31, 1999                                                             3,719          (13,573)          (6,790)
   Issue of stock under the employee stock purchase plan (see Note 11)                    --               --               --
   Acquisition of treasury stock                                                          --               --               --
   Exercise of employee stock options                                                     --               --               --
   Stock split                                                                            --               --               --
   Conversion of common stock warrants                                                (1,842)              --               --
   Secondary offering of common stock                                                     --               --               --
   Common stock issued for business acquisitions                                          --               --               --
   Common stock options issued for business acquisitions                                  --             (957)              --
   Deferred compensation                                                                  --          (12,128)             135
   Amortization of deferred compensation                                                  --           10,127            6,480
   Net loss                                                                               --               --               --
                                                                               =============    =============    =============
Balance, December 31, 2000                                                     $       1,877    $     (16,531)   $        (175)
                                                                               =============    =============    =============

                                                                                  Accumulated
                                                                                      Deficit            Total
                                                                                -------------    -------------
Balance, December 31, 1997                                                      $      (7,502)   $      (7,292)
   Accretion of redeemable preferred stock and warrant values                         (11,972)         (11,972)
   Initial public offering                                                                 --          137,757
   Conversion of redeemable preferred stock                                                --           65,806
   Deferred compensation                                                                   --               --
   Amortization of deferred compensation                                                   --          172,619
   Net loss                                                                          (246,488)        (246,488)
                                                                                -------------    -------------
Balance, December 31, 1998                                                           (265,962)         110,430
   Issuance of stock under the employee stock purchase plan (see Note 11)                  --            1,468
   Acquisition of treasury stock                                                           --               (5)
   Exercise of employee stock options                                                      --              565
   Accretion of redeemable warrant values                                                (130)            (130)
   Reclassification of common stock warrants (see Note 6)                                  --            8,764
   Conversion of common stock warrants                                                     --                4
   Secondary offering of common stock                                                      --          510,618
   Deferred compensation                                                                   --               --
   Amortization of deferred compensation                                                   --           26,640
   Net loss                                                                          (214,738)        (214,738)
                                                                                -------------    -------------
Balance, December 31, 1999                                                           (480,830)         443,616
   Issue of stock under the employee stock purchase plan (see Note 11)                     --            4,409
   Acquisition of treasury stock                                                           --              (40)
   Exercise of employee stock options                                                      --            4,770
   Stock split                                                                             --              (52)
   Conversion of common stock warrants                                                     --                1
   Secondary offering of common stock                                                      --          719,675
   Common stock issued for business acquisitions                                           --           44,171
   Common stock options issued for business acquisitions                                   --            2,895
   Deferred compensation                                                                   --               --
   Amortization of deferred compensation                                                   --           16,607
   Net loss                                                                          (277,567)        (277,567)
                                                                                =============    =============
Balance, December 31, 2000                                                      $    (758,397)   $     958,485
                                                                                =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

Allegiance Telecom, Inc. and Subsidiaries Consolidated Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998 (in thousands)


                                                                                       2000         1999         1998
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(277,567)   $(214,738)   $(246,488)
Adjustments to reconcile net loss to cash used in operating activities--
   Depreciation and amortization                                                    130,826       55,822        9,003
   Provision for uncollectible accounts receivable                                   25,914        7,496          577
   Accretion of investments                                                          (5,387)      (4,145)      (3,427)
   Accretion of Series B and 12 7/8% notes                                           38,645       34,107       28,333
   Amortization of deferred debt issuance costs                                      10,293        1,876          734
   Amortization of management ownership allocation
   charge and deferred compensation                                                  16,607       26,640      172,619
   Changes in assets and liabilities, net of effects of acquisitions--
       Increase in accounts receivable                                              (88,391)     (31,224)      (6,760)
       Increase in prepaid expenses and other current assets                         (2,283)        (385)        (998)
       Increase in other assets                                                        (690)      (3,138)      (1,202)
       Increase in accounts payable                                                  31,429       31,412        4,704
       (Decrease) increase in accrued liabilities and other current liabilities      18,052      (15,206)      22,208
                                                                                  ---------    ---------    ---------
   Net cash used in operating activities                                           (102,552)    (111,483)     (20,697)
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (445,183)    (263,985)    (113,539)
Purchases of subsidiaries, net of cash acquired                                     (63,808)     (35,478)          --
Purchases of investments                                                           (329,884)     (62,313)    (291,262)
Proceeds from sale of investments                                                   122,167      209,559       89,058
                                                                                  ---------    ---------    ---------
   Net cash used in investing activities                                           (716,708)    (152,217)    (315,743)
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                                 --           --      443,212
Proceeds from issuance of redeemable warrants                                            --           --        8,184
Proceeds from issuance of common stock, net                                         728,855      512,655      137,757
Deferred debt issuance costs                                                        (12,334)      (7,929)     (16,812)
Proceeds from redeemable capital contributions                                           --           --       20,875
Purchase of treasury stock                                                              (40)          (5)          --
Payments on capital lease obligations                                                (3,300)      (1,285)          --
Other                                                                                   (52)          (4)          --
                                                                                  ---------    ---------    ---------
   Net cash provided by financing activities                                        713,129      503,432      593,216
                                                                                  ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (106,131)     239,732      256,776
CASH AND CASH EQUIVALENTS, beginning of period                                      502,234      262,502        5,726
                                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                          $ 396,103    $ 502,234    $ 262,502
                                                                                  =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                               34,605       37,233        9,384
                                                                                  =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease obligations                                      14,511       12,960          871
Fair value of assets acquired in business acquisitions                               38,056       10,166           --
Liabilities assumed in business acquisitions                                         19,074        8,898           --
Common stock issued for business acquisitions (1,214,027 shares)                     44,171           --           --
Common stock options issued for business acquisitions (182,324 shares)                2,895           --           --
                                                                                  =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

Allegiance Telecom, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

December 31, 2000, 1999 and 1998 (dollars in thousands, except share and per share data)

1. GENERAL:

Allegiance Telecom, Inc., an integrated communications provider, was incorporated on April 22, 1997, as a Delaware corporation, for the purpose of providing voice, data and Internet services to small- to medium-sized businesses in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the "Company."

The Company's business plan is focused on offering services in 36 of the largest metropolitan areas in the United States. As of December 31, 2000, the Company is operational in 27 markets: Atlanta, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Orange County, Philadelphia, Phoenix, St. Louis, San Diego, San Francisco, San Jose, Seattle, Tampa and Washington, D.C.

The Company's success will be affected by the challenges, expenses and delays encountered in connection with the formation of any new business, and the competitive environment in which the Company operates. The Company's performance will further be affected by its ability to assess and access potential markets, implement interconnection and colocation with the facilities of incumbent local exchange carriers, lease adequate trunking capacity from and otherwise develop efficient and effective working relationships with incumbent local exchange carriers and other carriers, obtain peering agreements with Internet service providers, collect interexchange access and reciprocal compensation charges, purchase and install switches in additional markets, implement efficient operations support systems and other back office systems, develop and retain a sufficient customer base and attract, retain and motivate qualified personnel. The Company's networks and the provisioning of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that the Company will be able to do so or that the Company will ever operate profitably.

Expenses are expected to exceed revenues in each market in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take several years, and positive cash flows from operations are not expected in the near future.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation--The accompanying financial statements include the accounts of Allegiance Telecom, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents--The Company includes as cash and cash equivalents, cash, marketable securities and commercial paper with original maturities of three months or less at the date of purchase.

Short-Term Investments--Short-term investments consist primarily of commercial paper with original maturities between three and 12 months at the date of purchase. Such short-term investments are carried at their accreted value, which approximates fair value.

Restricted Investments--Restricted investments consist primarily of U.S. government securities purchased in connection with the issuance of the Company's outstanding 12 7/8% notes (see Note 6) to secure the first six scheduled payments of interest on the 12 7/8% notes. These investments are classified as current or non-current based upon the maturity dates of each of the securities at the balance sheet date.

Restricted investments also include $829 and $900, at December 31, 2000 and 1999, respectively, in certificates of deposit held as collateral for letters of credit issued on behalf of the Company.

Prepaid Expenses and Other Current Assets--Prepaid expenses and other current assets consist of prepaid rent, prepaid insurance and refundable deposits. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

Property and Equipment--Property and equipment includes network equipment, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the years ended December 31, 2000, 1999 and 1998, $14,366, $6,019 and $2,798, respectively, of interest expense was capitalized related to construction-in-progress. Repair and maintenance costs are expensed as incurred.

Property and equipment at December 31, 2000 and 1999, consist of the following:


                                                                             USEFUL LIVES
                                                    2000           1999        (IN YEARS)
                                               ---------      ---------      ------------
Network equipment                              $ 569,410      $ 266,727               3-7
Leasehold improvements                            98,788         52,980              3-10
Software                                          63,435         26,169                 3
Office equipment                                  24,528         11,073               2-3
Furniture and fixtures                            13,879          6,061               3-5
                                               ---------      ---------      ------------
Property and equipment, in service               770,040        363,010
Less: Accumulated depreciation                  (162,279)       (58,113)
                                               ---------      ---------
   Property and equipment, in service, net       607,761        304,897
Construction-in-progress                         137,142         72,516
                                               ---------      ---------
   Property and equipment, net                 $ 744,903      $ 377,413
                                               ---------      ---------



Goodwill--Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses and is amortized on a straight-line basis over an estimated useful life of three years.

Revenue Recognition--Revenues for voice, data and other services to end users are recognized in the month in which the service is provided. Amounts invoiced and collected in advance of services provided are recorded as deferred revenue (see Note 5 for amounts of deferred revenue). Revenues for carrier interconnection and access are recognized in the month in which the service is provided, except for reciprocal compensation generated by calls placed to Internet service providers connected to the Company's network. The ability of competitive local exchange carriers (such as the Company) to earn local reciprocal compensation generated by calls placed to Internet service providers is the subject of numerous regulatory and legal challenges. Until this issue is ultimately resolved, the Company has adopted a policy of recognizing this revenue only when realization is certain.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The Company adopted SAB 101 on October 1, 2000. The adoption of SAB 101 did not have a material effect on the Company's results of operations.

Stock Splits--In connection with its initial public offering of common stock on July 7, 1998 (see Note 7), the Company effected a 426.2953905-for-one stock split and on February 28, 2000, the Company also effected a three-for-two stock split in the form of a 50% stock dividend. All references to the number of common shares and per share amounts have been restated to reflect both stock splits for all periods presented.

Loss Per Share--The Company calculates net loss per share under the provisions of SFAS No. 128, "Earnings per Share." The net loss applicable to common stock includes the accretion of redeemable cumulative convertible preferred stock and warrant values of $130 and $11,972 for the years ended December 31, 1999 and 1998, respectively.

The securities listed below were not included in the computation of diluted loss per share, as the effect from the conversion would be antidilutive.



                                                                    December 31,
                                                2000           1999           1998
                                          ----------     ----------     ----------
Common Stock Warrants                        207,973        413,318        973,872
1997 Nonqualified Stock Option Plan          736,250      1,086,341      1,340,309
1998 Stock Incentive Plan                 20,345,100      6,394,661        593,653
Employee Stock Discount Purchase Plan         82,270         31,935         66,936
                                          ----------     ----------     ----------

Segment Reporting -- The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes how public enterprise businesses determine operating segments and the financial and descriptive information required to be disclosed relating to a company's operating segments. The application of SFAS 131 has no material impact on the Company's current disclosures of its one operating segment, providing telecommunications services.

Use of Estimates in Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications--Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.



3. ACQUISITIONS:

During 2000, the Company acquired the following four regional Internet service providers: CONNECTnet Internet Network Services, InterAccess Co., CTSnet, a division of Datel Systems Incorporated, and Jump.Net, Inc. In addition, during 2000, the Company acquired Virtualis Systems, Inc., an Internet-based, Web-hosting applications specialist. The Company acquired these entities for an aggregate purchase price of $113,675, consisting of $63,949 in cash, 1,214,027 shares of the Company's common stock, and 182,324 options granted to employees to purchase shares of the Company's common stock. Included in the aggregate purchase price as of December 31, 2000 is $862 consisting of cash and approximately 24,923 shares of the Company's common stock which have been held as security for indemnification claims against the former owners of the acquired entities. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill of $94,552.

The purchase agreement with CTSnet provides for additional contingent consideration payable in cash and shares of the Company's common stock effective six months following the closing date. The contingent consideration is based on the satisfaction of certain conditions, including the maintenance of certain minimum recurring revenues. Based on information available at December 31, 2000, the contingent consideration would be approximately $5,400 (consisting of $3,300 cash and approximately 92,794 shares of the Company's common stock). If such contingent consideration becomes due and payable, such additional purchase price will result in the recording of a corresponding amount of goodwill.

The merger agreement with Jump.Net, Inc. provides for additional contingent consideration payable in cash and shares of the Company's common stock in two distributions following the closing date. The contingent purchase payments are based on the satisfaction of certain conditions, including the maintenance of certain minimum recurring revenues. Based on information available at December 31, 2000, the contingent consideration would be approximately $4,000 (consisting of $1,827 cash and approximately 99,694 shares of the Company's common stock). If such contingent consideration becomes due and payable, such additional purchase price will result in the recording of a corresponding amount of goodwill.

The merger agreement with Virtualis Systems, Inc. provides for additional contingent consideration payable in cash effective six months following the closing date. The contingent consideration is based on the satisfaction of certain conditions. Based on information available at December 31, 2000, the contingent consideration would be approximately $6,300. Additionally, the agreement provides for potential earnout payments totaling up to $12 million, based on Virtualis meeting certain quarterly revenue targets through August 31, 2001. If such contingent consideration and earnout payments become due and payable, such additional purchase price will result in the recording of a corresponding amount of goodwill.

During 1999, the Company acquired 100% of the outstanding stock of ConnectNet, Inc. and Kivex, Inc. and certain assets of ConnecTen, L.L.C. for cash.

Each of the acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including identified intangible assets, and liabilities assumed, based on their respective estimated fair values at acquisition. The Company's purchase price allocation of the acquisitions made in 2000 is preliminary, subject to post-acquisition due diligence of the acquired entities, and may be adjusted as additional information is obtained. During the year ended December 31, 2000, immaterial adjustments were made to the purchase price allocation of the entities acquired in 1999. These adjustments are included in goodwill at December 31, 2000.

The following presents the unaudited pro forma results of operations of the Company for the years ended December 31, 1999 and 1998 as if the acquisition of Kivex, Inc. had been consummated at the beginning of each of the periods presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The pro forma results of operations for ConnecTen, L.L.C., ConnectNet, Inc. CONNECTnet Internet Network Services, InterAccess Co., CTSnet, Jump.Net, Inc., and Virtualis Systems, Inc., are not included in this table as the results would not have been material to the Company's results of operations.



                                                  1999              1998
                                          ------------      ------------
Revenues                                  $    102,999      $     13,300
Net loss before extraordinary items           (225,594)         (277,580)
Net loss applicable to common stock           (225,594)         (277,580)
Net loss per share, basic and diluted            (2.49)            (7.54)
                                          ------------      ------------


4. OTHER ASSETS:


Other assets consisted of the following:


                                                                    December 31,
                                           2000              1999
                                   ------------      ------------
Acquired intangibles               $     28,171      $      5,705
Long-term deposits                        3,917             2,143
Other                                     2,231             2,616
                                   ------------      ------------
Total other assets                       34,319            10,464
Less: Accumulated amortization           (5,383)           (1,016)
                                   ------------      ------------
   Other assets, net               $     28,936      $      9,448
                                   ============      ============

Acquired intangibles were obtained in connection with the acquisitions made in 2000 and 1999 (see Note 3). These assets are being amortized over their estimated useful lives of three years using the straight-line method.

5. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES:

Accrued liabilities and other current liabilities consisted of the following:


                                                                    December 31,
                                                                 2000             1999
                                                         ------------     ------------
Accrued employee compensation and benefits               $      5,915     $      4,709
Accrued network expenses                                       12,410            7,896
Business acquisition costs                                      4,461               --
Accrued taxes                                                   5,797            3,823
Accrued interest expense                                        5,216            3,449
Deferred revenue                                               13,488               --
Other                                                          10,969            8,991
                                                         ------------     ------------
   Accrued liabilities and other current liabilities     $     58,256     $     28,868
                                                         ============     ============


6. Long-Term Debt:

Long-term debt consisted of the following:


                                                                    December 31,
                                                                           2000         1999
                                                                       --------     --------
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008;
   effective interest rate of 12.21%; at accreted value                $342,758     $304,393
127/8% senior notes, face amount $205,000 due May 15, 2008;
   effective interest rate of 13.24%; at accreted value                 201,539      201,259
Capital lease obligations, net of current portion                        22,015        8,780
                                                                       --------     --------
Long-term debt                                                         $566,312     $514,432
                                                                       ========     ========

Series B 11 3/4% Notes Due 2008--On February 3, 1998, the Company raised gross proceeds of approximately $250,477 in an offering of 445,000 units, each of which consists of one 11 3/4% senior discount note due 2008 of the Company and one redeemable warrant to purchase 2.18847599262 shares of common stock at an exercise price of $.01 per share, subject to certain antidilution provisions. Of the gross proceeds, $242,294 was allocated to the 11 3/4% notes and $8,184 was allocated to the redeemable warrants. The redeemable warrants became exercisable in connection with the Company's initial public offering (see Note 7) in July 1998.

A registration statement on Form S-4 (File No. 333-49013) registering the
11 3/4% notes, and offering to exchange any and all of the outstanding 11 3/4% notes for Series B 11 3/4% notes due 2008, was declared effective by the Securities and Exchange Commission on May 22, 1998. This exchange offer terminated on June 23, 1998, after substantially all of the outstanding 11 3/4% notes were exchanged. The terms and conditions of the Series B notes are identical to those of the 11 3/4% notes in all material respects.

The Series B notes have a principal amount at maturity of $445,000 and an effective interest rate of 12.21%. The Series B notes mature on February 15, 2008. From and after February 15, 2003, interest on the Series B notes will be payable semi-annually in cash at the rate of 11 3/4% per annum. The Company is required to make an offer to purchase the redeemable warrants for cash at the relevant value upon the occurrence of a repurchase event, as defined in the applicable warrant agreement.

Through March 31, 1999, the Company was recognizing the potential future redemption value of the redeemable warrants by recording accretion of the redeemable warrants to their estimated fair market value at February 3, 2008, using the effective interest method. Accretion recorded in the three months ended March 31, 1999, and year ended December 31, 1998, was $130 and $451, respectively.

Effective April 1, 1999, the Company determined that accreting the redeemable warrants to a future potential redemption value was no longer applicable, as the redemption of the redeemable warrants for cash is no longer beyond the control of the Company, and the redemption date and amount are not reasonably determinable. Accordingly, the accreted value of the redeemable warrants at April 1, 1999, was reclassified to stockholders' equity as common stock warrants, and no further accretion will be recorded. If a repurchase event occurs in the future or becomes probable, the Company will adjust the warrants to the estimated redemption value at that time.

Under the terms of the Series B notes, the Company may redeem these notes at certain times and in certain amounts.

12 7/8% Senior Notes Due 2008--On July 7, 1998, the Company raised approximately $200,919 of gross proceeds from the sale of its 12 7/8% senior discount notes due 2008 of which approximately $69,033 was used to purchase U.S. government securities, which were placed in a pledged account to secure and fund the first six scheduled payments of interest on the notes (see Note 2).

The 12 7/8% notes have a principal amount at maturity of $205,000 and an effective interest rate of 13.24%. The 12 7/8% notes mature on May 15, 2008. Interest on the 12 7/8% notes is payable semiannually in cash at the rate of 12 7/8% on May 15 and November 15 of each year. As of December 31, 2000 and 1999, the Company has recorded accrued interest associated with the 12 7/8% notes of $3,299 and $3,299, respectively, which is included in other current liabilities.

Under the terms of the 12 7/8% notes, the Company may redeem these notes at certain times and in certain amounts. Upon a change of control, as defined, the Company is required to make an offer to purchase the 12 7/8% notes at a purchase price of 101% of the principal amount thereof, together with accrued interest, if any.

$500 Million Credit Facilities--In February 2000, the Company completed $500 million of senior secured credit facilities to replace a previous revolving credit facility. These credit facilities consist of a $350 million seven-year revolving credit facility and a $150 million two-year delayed draw term loan facility. These credit facilities will be available, subject to satisfaction of certain terms and conditions, to provide purchase money financing for network build out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office colocations. Interest on amounts drawn is variable based on the Company's leverage ratio and is initially expected to be LIBOR plus 3.25%. The initial commitment fee on the unused portion of the credit facilities is 1.5% and will step down based upon usage.

Unamortized deferred debt issuance costs of $5,854 related to the previous revolving credit facility were expensed as additional interest expense upon its termination in February 2000. The Company has made no borrowings under the $500 million credit facilities as of December 31, 2000.

The $500 million credit facilities, the Series B notes and the 12 7/8% notes carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of their capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders or affiliates, effect a consolidation or merger and require the Company to maintain certain operating and financial performance measures. However, these limitations are subject to a number of qualifications and exceptions (as defined in the indentures relating to each series of notes and the credit agreement relating to the $500 million credit facilities). The Company was in compliance with all such restrictive covenants at December 31, 2000.

Capital Lease Obligations--On May 29, 1998, the Company entered into a capital lease agreement for optical fiber rings, with an initial term of ten years at a total cost of $3,485. During 2000, 1999 and 1998, the Company paid $348, $0 and $871, respectively, under the agreement. The remainder of the obligation is not reflected in the financial statements, since the remaining payment is contingent upon the timing of completion of network segments, as defined in the agreement.

On December 4, 1998, the Company entered into a capital lease agreement for 12 optical fibers configured in two separate rings, with an initial term of 15 years. Total costs associated with the capital lease were dependent upon the timing of completion of connectivity of the optical fibers with the Company's network, which was completed in two phases. The Company incurred recurring monthly charges of $29 after the completion of phase one. After completion of phase two, the Company paid a one-time fee of $77 and the recurring monthly charge increased to $77. A capital lease obligation of $7,160 and $7,421 is recorded in the financial statements at December 31, 2000 and 1999. This capital lease was not reflected in the financial statements as of December 31, 1998, since the total cost and timing of payments were contingent upon the timing of completion of the phases, as defined in the agreement.

On June 8, 1999, the Company signed a capital lease agreement for 12 dedicated optical fibers, with an initial term of 15 years. Total costs associated with the capital lease are dependent upon the timing of completion of connectivity of the optical fibers with the Company's network, which was completed in two phases. The Company incurred recurring monthly charges of $5 per fiber until all fibers were accepted. Upon acceptance of all fibers, the recurring monthly charge increased to $55. A capital lease obligation of $5,180 and $600 is included in the financial statements at December 31, 2000 and 1999. The obligation at December 31, 1999 represents the present value of future minimum lease payments related only to the fibers accepted at that time, since the total cost and timing of payments was contingent upon the timing of completion of connectivity of the fibers.

On December 30, 1999, the Company signed a capital lease agreement for optical fiber capacity in 12 of the U.S. markets served by the Company with an initial term of 20 years. Total cost associated with the capital lease is dependent upon the timing of completion of connectivity of the optical fibers with the Company's network, which is to be completed in accordance with applicable product orders. The Company will incur variable monthly charges contingent on the number of fibers accepted. Upon acceptance of all planned fibers, the Company will pay a recurring monthly charge of $588. A separate capital lease obligation is recognized for each product order upon its respective commencement date. As of December 31, 2000, seven product orders have been executed. A capital lease obligation of $4,911 is included in the financial statements at December 31, 2000 in connection with these product orders.

On December 30, 1999, the Company signed a capital lease agreement for use of a fiber optic communications system in various metropolitan areas for an initial term of 20 years. An initial payment to prefund design, planning and engineering of $4,949 was made in 2000. Upon acceptance of each segment, the Company will pay a scheduled fee and will only incur monthly recurring maintenance charges thereafter. No segments have been accepted as of December 31, 2000. Total remaining fees under this lease are approximately $15 million.

On October 16, 2000, the Company signed a capital lease agreement for 12 dedicated optical fibers, with an initial term of 20 years. Total costs associated with the capital lease are dependent upon the completion of connectivity of the optical fibers with the Company's network, which is to be completed in two phases. No phases have been completed as of December 31, 2000. This capital lease is not reflected in the financial statements as of December 31, 2000, since the total cost and timing of payments is contingent upon the timing of completion of the phases, as defined in the agreement.

At December 31, 2000, future obligations related to capital leases reflected in these consolidated financial statements, and included in long-term debt, are as follows:



2001                                                           $  4,476
2002                                                              2,781
2003                                                              2,249
2004                                                              2,223
2005 and thereafter                                              24,065
                                                               --------
   Total minimum lease payments                                  35,794
Amounts representing interest                                   (11,669)
                                                               --------
Present value of minimum lease payments                          24,125
Current Portion                                                  (2,110)
   Long-term capital lease obligations                         $ 22,015
                                                               ========

The current portion of capital lease obligations of $2,110 is included in accrued liabilities at December 31, 2000.

7. CAPITALIZATION:

Stock Purchase Agreement And Securityholders Agreement--On August 13, 1997, the Company entered into a stock purchase agreement with Allegiance Telecom, LLC. Allegiance Telecom, LLC purchased 40,498,062 shares of 12% redeemable cumulative convertible preferred stock, par value $.01 per share, for aggregate consideration of $5,000. Allegiance Telecom, LLC agreed to make additional contributions as necessary to fund expansion into new markets (Subsequent Closings). In order to obtain funds through Subsequent Closings, the Company submitted a proposal to Allegiance Telecom, LLC detailing the funds necessary to build out the Company's business in a new market. Allegiance Telecom, LLC was not required to make any contributions until it approved the proposal. The maximum commitment of Allegiance Telecom, LLC was $100,000. No capital contributions were required to be made after the Company consummated an initial public offering of its stock (which occurred on July 7, 1998).

Allegiance Telecom, LLC contributed a total of $50,133 prior to the Company's initial public offering. Each security holder in Allegiance Telecom, LLC had the right to require Allegiance Telecom, LLC to repurchase all of the outstanding securities held by such security holder at the greater of the original cost (including interest at 12% per annum) for such security or the fair market value, as defined in the securityholders agreement, at any time and from time to time after August 13, 2004, but not after the consummation of a public offering or sale of the Company. If repurchase provisions had been exercised, the Company had agreed, at the request and direction of Allegiance Telecom, LLC, to take any and all actions necessary, including declaring and paying dividends and repurchasing preferred or common stock, to enable Allegiance Telecom, LLC to satisfy its repurchase obligations.

Because of the redemption provisions of the outstanding securities, the Company recognized the accretion of the value of the redeemable preferred stock to reflect management's estimate of the potential future fair market value of the redeemable preferred stock payable in the event the repurchase provisions were exercised. Amounts were accreted using the effective interest method assuming the redeemable preferred stock was redeemed at a redemption price based on the estimated potential future fair market value of the equity of the Company in August 2004. The accretion was recorded each period prior to the initial public offering as an increase in the balance of redeemable preferred stock outstanding and a noncash increase in the net loss applicable to common stock.

Redeemable Cumulative Convertible Preferred Stock--In connection with the Company's initial public offering, the redeemable preferred stock was converted into the Company's common stock, on a one-for-one basis, and the amounts accreted were reclassified as a component of additional paid-in capital. In addition, the redemption provisions and the obligation of Allegiance Telecom, LLC to make additional contributions to the Company (and the obligation of the members of Allegiance Telecom, LLC to make capital contributions) were terminated. No dividends were declared in 1998.

In 1998, prior to the conversion of the redeemable preferred stock, the Company recorded accretion of $11,521.

Capital contributed in the Subsequent Closings occurring in October 1997 and January 1998 and other capital contributions totaled approximately $45,133.

In February and March 1998, the Company issued 273,362 shares of redeemable preferred stock for aggregate consideration of $337.

In connection with the consummation of the initial public offering, the outstanding shares of the redeemable preferred stock were converted into 60,511,692 shares of common stock. Upon the conversion of the redeemable preferred stock, the obligation of the Company to redeem the redeemable preferred stock also terminated and, therefore, the accretion of the redeemable preferred stock value recorded to the date of the initial public offering, $15,335 was reclassified to additional paid-in capital along with $50,470 proceeds from the issuance of the redeemable preferred stock and redeemable capital contributions.

Preferred Stock--In connection with the Company's initial public offering, the Company authorized 1,000,000 shares of preferred stock with a $.01 par value. At December 31, 2000 and 1999, no shares of preferred stock were issued and outstanding.

Common Stock--On July 7, 1998, the Company raised $150,000 of gross proceeds in the Company's initial public offering. The Company sold 15,000,000 shares of its common stock at a price of $10 per share. In connection with the initial public offering, the outstanding shares of redeemable preferred stock were converted into 60,511,692 shares of common stock and the Company increased the number of authorized common stock to 150,000,000.

In April 1999, the Company received $533,041 of gross proceeds from the sale of the Company's common stock. The Company sold 21,041,100 shares at a price of $25.33 per share. Net proceeds from this offering were $510,618.

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

At December 31, 2000 and 1999, 110,392,114 and 97,459,677 shares were issued and 110,064,619 and 97,421,709 were outstanding, respectively. Of the authorized but unissued common stock, 27,860,415 and 19,902,712 shares were reserved for issuance upon exercise of options issued under the Company's stock option, stock incentive and stock purchase plans (see Note 11) and 208,039 and 413,370 shares were reserved for issuance, sale and delivery upon the exercise of warrants (see
Note 6) at December 31, 2000 and 1999, respectively.

Warrants--During 2000 and 1999, 93,830 and 256,139 warrants, formerly referred to as redeemable warrants (see Note 6), were exercised to purchase 205,331 and 560,502 shares of common stock, respectively. Fractional shares are not issued, cash payments are made in lieu thereof, according to the terms of the warrant agreement. At December 31, 2000 and 1999, 95,031 and 188,861 warrants, respectively, were outstanding. The warrants will expire on February 3, 2008.

Deferred Compensation--During 1998 and 1997, certain management investors acquired membership units of Allegiance Telecom, LLC at amounts less than the estimated fair market value of the membership units, consequently, the Company recognized deferred compensation of $10,090 and $978 at December 31, 1998 and 1997, respectively, of which $2,767, $2,767 and $2,726 was amortized to expense during the periods ended December 31, 2000, 1999 and 1998, respectively. In connection with the initial public offering, the redeemable preferred stock was converted into common stock and Allegiance Telecom, LLC was dissolved. The deferred compensation charge is amortized based upon the period over which the Company has the right to repurchase certain of the securities (at the lower of fair market value or the price paid by the employee) in the event the management investor's employment with the Company is terminated. Deferred compensation also includes stock options granted at an exercise price less than market value and stock options subject to variable plan accounting (see Note
11).

Deferred Management Ownership Allocation Charge--On July 7, 1998, in connection with the initial public offering, certain venture capital investors and certain management investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, which owned substantially all of the Company's outstanding capital stock. As a result of the successful initial public offering, Allegiance Telecom, LLC was dissolved and its assets (which consisted almost entirely of such capital stock) were distributed to the venture capital investors and management investors in accordance with the Allegiance Telecom, LLC's limited liability company agreement. This agreement provided that the equity allocation between the venture capital investors and the management investors be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. The Company recorded the increase in the value of the assets of Allegiance Telecom, LLC allocated to the management investors as a $193,537 increase in additional paid-in capital, of which $122,476 was recorded as a noncash, nonrecurring charge to operating expenses and $71,061 was recorded as a deferred management ownership allocation charge. The deferred charge was amortized at $6,480, $18,789 and $44,836 as of December 31, 2000, 1999 and 1998,
and will be further amortized at $175 during 2001, which is the period over which the Company has the right to repurchase certain of the securities (at the lower of fair market value or the price paid by the employee) in the event the management investor's employment with the Company is terminated. The Company repurchased 289,527 and 37,968 shares from terminated management investors during 2000 and 1999, respectively. A remaining deferred charge of $135 and $646, respectively, related to these shares was reversed to additional paid-in-capital upon the repurchase of the shares.


8. RELATED PARTIES:

During 1999, in connection with the revolving credit facility (see Note 6) and the April 1999 equity offering (see Note 7), the Company incurred approximately $1,032 and $3,898, respectively in fees to an affiliate of an investor in the Company.

During 2000, in connection with the new credit facilities (see Note 6) and the February 2000 equity offering (see Note 7), the Company incurred approximately $1,091 and $2,944, respectively, in fees to an affiliate investor of the Company.


9. COMMITMENTS AND CONTINGENCIES:

The Company has entered into various operating lease agreements, with expirations through 2013, for network facilities, office space and equipment. Future minimum lease obligations related to the Company's operating leases as of December 31, 2000 are as follows:

2001                         $18,714
2002                          20,121
2003                          20,444
2004                          19,208
2005 and thereafter           96,196
                             -------


Total rent expense for the years ended December 31, 2000, 1999 and 1998, was $16,950, $10,948 and $2,992.

In April 2000, the Company executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. The Company must complete purchases totaling $80 million by December 31, 2000, an aggregate of $180 million of purchases by December 31, 2001, and the full $350 million of aggregate purchases on or before December 31,

2002. As of December 31, 2000, the Company has completed purchases totaling $103,367, and expects to meet the required purchase milestones for the remainder of the procurement agreement. If the Company does not meet the required intermediate purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. Such cash settlements may be applied to future purchases during the commitment period. If the Company does not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2002, the Company will be required to provide cash settlement in an amount equal to the cumulative shortfall.


10. FEDERAL INCOME TAXES:

The Company accounts for income tax under the provisions of SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $460,000 and $220,000 of net operating loss carryforwards for federal income tax purposes at December 31, 2000 and 1999, respectively. The net operating loss carryforwards will begin to expire in the years 2012 through 2019 if not previously utilized. The Company has recorded a valuation allowance equal to the net deferred tax assets at December 31, 2000 and 1999, due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management is able to determine that the realization of the deferred tax assets is more likely than not to occur. Any reductions in the valuation allowance will reduce future provisions for income tax expense.

The Company's deferred tax assets and liabilities and the changes in those assets are:


                                                       2000             1999          Changes
                                                -----------      -----------      -----------
Start-up costs capitalized for tax purposes     $     1,503      $       514      $       989
Net operating loss carryforward                     172,903           75,736           97,167
Amortization of original issue discount              35,524           17,834           17,690
Depreciation                                        (20,226)         (10,253)          (9,973)
Allowance for doubtful accounts                       7,299            2,652            4,647
Accrued liabilities and other                         2,547            1,767              780
Valuation allowance                                (199,550)         (88,250)        (111,300)
                                                -----------      -----------      -----------
                                                $        --      $        --      $        --
                                                ===========      ===========      ===========

Amortization of the original issue discount on the Series B notes and the 12 7/8% notes as interest expense is not deductible in the income tax return until paid. Amortization of goodwill created in a stock acquisition is not deductible in the Company's income tax return; therefore, the effective income tax rate differs from the statutory rate.

Under existing income tax law, all operating expenses incurred prior to commencing principal operations and expansion into new markets are capitalized and amortized over a five-year period for tax purposes.


11. STOCK OPTION/STOCK INCENTIVE/STOCK PURCHASE PLANS:

At December 31, 2000, the Company had three stock-based compensation plans, the 1997 Nonqualified Stock Option Plan, the 1998 Stock Incentive Plan and the Employee Stock Discount Purchase Plan. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and the related interpretations in accounting for the Company's plans. Had compensation cost for the Company's plans been determined based on the fair value of the options as of the grant dates for awards under the plans consistent with the method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss applicable to common stock and net loss per share would have increased to the pro forma amounts indicated below. The Company utilized the following assumptions in calculating the estimated fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:


                                       2000            1999            1998
                                 ----------      ----------      ----------
Dividend yield                           --%             --%             --%
Expected volatility                   109.9%           83.4%           89.1%
Expected life                           4.4             3.5             6.0
Risk-free interest rate:
   1997 Option Plan                    5.83%           5.70%           5.63%
   1998 Stock Incentive Plan           5.83%           5.70%           4.70%
                                 ----------      ----------      ----------


                                                              2000             1999             1998
                                                       -----------      -----------      -----------
Net loss applicable to common stock--as reported       $  (277,567)     $  (214,868)     $  (258,460)
Net loss applicable to common stock--pro forma         $  (407,506)        (228,839)        (259,797)
Net loss per share, basic and diluted--as reported           (2.58)           (2.37)           (7.02)
Net loss per share, basic and diluted--pro forma             (3.78)           (2.52)           (7.05)
                                                       -----------      -----------      -----------


1997 Nonqualified Stock Option Plan And 1998 Stock Incentive Plan--Under the 1997 option plan, the Company granted options to key employees, a director and a consultant of the Company for an aggregate of 1,580,321 shares of common stock.

The Company will not grant options for any additional shares under the 1997 option plan.

Under the 1998 stock incentive plan, the Company may grant options to certain employees, directors, advisors and consultants of the Company. The 1998 stock incentive plan provides for issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee of the Board of Directors deems consistent with the purposes of the 1998 stock incentive plan. The Company has 23,590,841 shares of common stock reserved for issuance under the 1998 stock incentive plan at December 31, 2000.

Options granted under both plans generally have a term of six years and vest over a three-year period and the Compensation Committee of the Board of Directors administers both option plans.

A summary of the status of the 1997 option plan as of December 31, 2000, 1999 and 1998 is presented in the table below:


                                                  December 31, 2000           December 31, 1999             December 31, 1998
                                       ----------------------------  --------------------------  ----------------------------
                                                           Weighted                    Weighted                      Weighted
                                                            Average                     Average                       Average
                                            Shares   Exercise Price      Shares  Exercise Price       Shares   Exercise Price
                                       -----------   --------------  ----------  --------------  -----------   --------------

Outstanding, beginning of period         1,088,283    $       1.7     1,340,344    $      1.82       282,666    $      1.65
Granted                                         --             --            --             --     1,297,655           1.84
Exercised                                 (334,216)          1.76      (155,686)          1.84            --             --
Forfeited                                  (17,657)          1.89       (96,375)          2.15      (239,977)          1.73
                                       -----------    -----------   -----------    -----------   -----------    -----------
Outstanding, end of period                 736,250           1.80     1,088,283           1.79     1,340,344           1.82
                                       ===========    ===========   ===========    ===========   ===========    ===========
   Options exercisable at period-end       586,485                      523,301                                      66,718
                                       ===========    ===========   ===========    ===========   ===========    ===========
Weighted average fair value
   of options granted                  $        --                  $        --                  $      1.44
                                       ===========    ===========   ===========    ===========   ===========    ===========

The following table sets forth the range of exercise prices and weighted average remaining contractual life at December 31, 2000 under the 1997 option plan:


                                                    Options Outstanding                   Options Exercisable
-----------------------------------------------------------------------     ---------------------------------
                                            Weighted           Weighted                              Weighted
                           Number            Average            Average            Number             Average
Exercise Price          of Shares   Contractual Life     Exercise Price         of Shares      Exercise Price
--------------     --------------   ----------------     --------------     --------------     --------------
$         1.65            562,445                3.1     $         1.65            453,958     $         1.65
          2.31            173,806                3.2               2.31            132,527               2.31
--------------     --------------     --------------     --------------     --------------     --------------
                          736,250                                                  586,485
--------------     --------------     --------------     --------------     --------------     --------------

A summary of the status of the 1998 stock incentive plan as of December 31, 2000, 1999 and 1998 is presented in the table below:


                                                  December 31, 2000               December 31, 1999                December 31, 1998
                                      -----------------------------    ----------------------------     ----------------------------
                                                           Weighted                        Weighted                         Weighted
                                                            Average                         Average                          Average
                                           Shares    Exercise Price         Shares   Exercise Price          Shares   Exercise Price
                                      -----------    --------------    -----------   --------------     -----------   --------------
Outstanding, beginning of period        6,428,607      $     26.66         593,717      $      6.70              --      $        --
Granted                                16,501,538            33.27       6,723,866            28.04         650,062             6.72
Exercised                                (366,604)           11.47         (42,555)            6.47              --               --
Forfeited                              (2,218,441)           50.19        (846,421)           24.63         (56,345)            6.86
                                      -----------      -----------     -----------      -----------     -----------      -----------
Outstanding, end of period             20,345,100            29.73       6,428,607            26.66         593,717             6.70
                                      ===========      ===========     ===========      ===========     ===========      ===========
Options exercisable at period-end       2,184,113                          140,779                               --
                                      ===========      ===========     ===========      ===========     ===========      ===========
Weighted average fair value
   of options granted                 $     26.38                      $     24.56                      $      5.04
                                      ===========      ===========     ===========      ===========     ===========      ===========

The following table sets forth the exercise prices and weighted average remaining contractual life at December 31, 2000 under the 1998 stock incentive plan:


                                                                     Options Outstanding                Options Exercisable
                ------------------------------------------------------------------------         --------------------------
                                                               Weighted         Weighted                           Weighted
                       Range of                Number           Average          Average            Number          Average
                Exercise Prices             of Shares  Contractual Life   Exercise Price         of Shares   Exercise Price
                ---------------             ---------  ----------------   --------------         ---------   --------------
                  $0.00 - 19.99               977,537               4.1          $  4.26           523,470          $  4.06
                  10.00 - 14.99             8,944,056               5.7            14.00            72,535            13.24
                  15.00 - 34.99             1,106,323               4.5            22.25           245,045            16.66
                  35.00 - 39.99             3,782,403               4.2            35.47         1,294,532            35.36
                  40.00 - 59.99             2,376,708               5.4            46.49            35,098            52.76
                  60.00 - 79.99             3,158,073               4.9            65.29            13,433            77.26
                                           20,345,100                                            2,184,133

As the estimated fair market value of the Company's common stock (as implied by the initial public offering price) exceeded the exercise price of certain options granted during 1998 and 1997, the Company recognized deferred compensation of $7,635 and $2,031 at December 31, 1998 and 1997, respectively, of which $2,889, $3,004 and $2,581 was amortized to expense during the year ended December 31, 2000, 1999 and 1998, respectively. In 1998, the Company reversed $599 of unamortized deferred compensation related to options forfeited.

In February 1999, the Company granted employee stock options under the 1998 stock incentive plan with an exercise price below market value at the date of grant. A deferred compensation charge of $6,807 was recognized, and $2,269 and $2,080 has been amortized to expense at December 31, 2000 and 1999, respectively.

During 2000, the Company recognized a deferred compensation charge of $957 as a result of an exchange of unvested stock options of acquired businesses (see Note
3) for employee stock options under the Company's 1998 stock incentive plan. $96 has been amortized to expense at December 31, 2000.

In November 2000, the Company granted non-qualified, outperform stock options to certain key employees under the 1998 stock incentive plan. These outperform options are notated as such due to the nature of the options in which the ultimate number and exercise price of the options are dependent on the performance of the Company's exchange-traded stock price relative to the performance of the NASDAQ 100 Index. As the number of options and the exercise price were not fixed at the date of grant, the Company will account for these options using variable plan accounting under APB No. 25. This accounting will require the Company to measure and record compensation ratably from the date of grant until the options are exercised. The outperform stock options vest in equal quarterly amounts through November 2001 and generally expire on March 31, 2003. If the Company's exchange-traded stock price outperforms the NASDAQ 100 Index on a go-forward basis, it is possible that the Company could have material compensation charges in future periods related to unexercised outperform stock options. At December 31, 2000, the Company recorded a deferred compensation charge of $12,128 and compensation expense of $2,106 through that date.

Employee Stock Discount Purchase Plan--The Company's stock purchase plan is intended to give employees a convenient means of purchasing shares of common stock through payroll deductions. Each participating employee's contributions will be used to purchase shares for the employee's share account as promptly as practicable after each calendar quarter. The cost per share will be 85% of the lower of the closing price of the Company's common stock on the Nasdaq National Market on the first or the last day of the calendar quarter. The Company has 3,203,265 shares of common stock reserved for issuance under the stock purchase plan at December 31, 2000. During 2000 and 1999, 109,727 and 145,574 shares were issued under the stock purchase plan for proceeds of $4,409 and $1,468, respectively. As of December 31, 1998, no shares had been issued under the stock purchase plan. As of December 31, 2000, participants have contributed $1,557, which will be used to purchase 82,270 shares in January 2001. The Compensation Committee of the Board of Directors administers the stock purchase plan.


12. LONG-TERM SALES CONTRACT:

During 2000, the Company signed a long-term contract to provide data services to Genuity Solutions, Inc., a network service provider and operator of a nationwide Internet network. This contract establishes Genuity as the Company's largest customer. Total revenues from Genuity for the year ended December 31, 2000 were $22,274.

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

         +10.8           Second Amendment to the Allegiance Telecom, Inc. 1998 Stock
                         Incentive Plan (Exhibit 10.8 to Allegiance's Form 10-K for
                         the period ended December 31, 1999).

        *+10.9           Third Amendment to the Allegiance Telecom, Inc. 1998 Stock
                         Incentive Plan.

         +10.10          Amended and Restated Executive Purchase Agreement, dated
                         December 13, 1999, between Allegiance and Royce J. Holland
                         (Exhibit 10.9 to Allegiance's Form 10-K for the period ended
                         December 31, 1999).

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         +10.11          Amended and Restated Executive Purchase Agreement,
                         dated December 13, 1999, between Allegiance and Thomas
                         M. Lord (Exhibit 10.10 to Allegiance's Form 10-K for
                         the period ended December 31, 1999).

         +10.12 Amended and Restated Executive Purchase Agreement, dated December 13, 1999, between Allegiance and C.
                         Daniel Yost (Exhibit 10.11 to Allegiance's Form 10-K for the period ended December 31, 1999).

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

          10.17 Credit and Guaranty Agreement, dated February 15, 2000, among Allegiance Telecom, Inc., Allegiance Telecom
                         Company Worldwide, certain subsidiaries of Allegiance
                         Telecom, Inc., various lenders, Goldman Sachs Credit
                         Partners L.P., a Syndication Agent and Sole Lead
                         Arranger, Toronto Dominion (Texas), Inc., as
                         Administrative Agent, and BankBoston, N.A. and Morgan
                         Stanley Senior Funding, Inc., as Co-Documentation
                         Agents (Exhibit 10.16 to Allegiance's Form 10-K for the period ended December 31, 1999).

         *11.1           Statement Regarding Computation of Per Share Earnings (Loss)
                         for the year ended December 31, 2000.

         *11.2           Statement Regarding Computation of Per Share Earnings (Loss)
                         for the year ended December 31, 1999.

         *11.3           Statement Regarding Computation of Per Share Earnings (Loss)
                         for the year ended December 31, 1998

         *21.1           Subsidiaries of Allegiance.

       ***23.1           Consent of Arthur Andersen LLP.

          24.1 Power of Attorney (included in the signature page to this report).

---------------

 *  Previously filed in the Form 10-K filed with the SEC on March 30, 2001

**  Confidential treatment requested for certain portions of this agreement

*** Consent filed herewith

 + Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 14(a) and 14(c) of Form 10-K