Form 10-Q
period 2001-03-31
ALLEGIANCE TELECOM INC
filed 2001-05-02
CIK 1058703

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 26, 2001, the registrant has 113,396,784 shares of common stock, par value $0.01 per share outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX


PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Condensed Consolidated Balance Sheets as of March 31,
      2001 and December 31, 2000............................    2
     Condensed Consolidated Statements of Operations for the
      three months ended March 31, 2001 and 2000............    3
     Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 2001 and 2000............    4
     Notes to Condensed Consolidated Financial Statements...    5
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   10
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   26
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   28
  Item 2. Changes in Securities and Use of Proceeds.........   28
  Item 3. Defaults Upon Senior Securities...................   28
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   28
  Item 5. Other Information.................................   28
  Item 6. Exhibits and Reports on Form 8-K..................   28
  Signatures................................................   29

                         PART I. FINANCIAL INFORMATION

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Current assets:
  Cash and cash equivalents.................................  $  234,206     $  396,103
  Short-term investments....................................     262,758        261,856
  Short-term investments, restricted........................      13,129         12,952
  Accounts receivable, net..................................     111,133         93,803
  Prepaid expenses and other current assets.................       8,415          5,563
                                                              ----------     ----------
          Total current assets..............................     629,641        770,277
Property and equipment, net.................................     846,752        744,903
Deferred debt issuance costs, net...........................      22,521         23,710
Long-term investments, restricted...........................         829            829
Goodwill, net...............................................     114,648        100,184
Other assets................................................      40,292         28,936
                                                              ----------     ----------
          Total assets......................................  $1,654,683     $1,668,839
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   64,722     $   80,814
  Accrued liabilities and other current liabilities.........      85,071         58,256
                                                              ----------     ----------
          Total current liabilities.........................     149,793        139,070
Long-term debt..............................................     576,303        566,312
Other long-term liabilities.................................       7,348          4,972
Commitments and contingencies
Stockholders' equity:
  Preferred stock -- $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding at March
     31, 2001 and December 31, 2000.........................          --             --
  Common stock -- 113,020,934 and 110,392,114 shares issued
     and 112,693,439 and 110,064,619 outstanding at March
     31, 2001 and December 31, 2000, respectively...........       1,130          1,104
  Common stock in treasury, at cost, 327,495 shares at March
     31, 2001 and December 31, 2000.........................         (45)           (45)
  Common stock warrants.....................................       1,877          1,877
  Additional paid-in capital................................   1,779,080      1,730,652
  Deferred compensation.....................................      (6,067)       (16,531)
  Deferred management ownership allocation charge...........          --           (175)
  Accumulated deficit.......................................    (854,736)      (758,397)
                                                              ----------     ----------
          Total stockholders' equity........................     921,239        958,485
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $1,654,683     $1,668,839
                                                              ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                                                      (UNAUDITED)
Revenues....................................................  $    105,874   $     47,161
Operating Expenses:
  Network...................................................        51,228         27,120
  Selling, general and administrative.......................        84,622         47,991
  Depreciation and amortization.............................        51,309         21,354
  Management ownership allocation charge....................           175          2,416
  Non-cash deferred compensation............................         5,933          2,010
                                                              ------------   ------------
          Total operating expenses..........................       193,267        100,891
                                                              ------------   ------------
          Loss from operations..............................       (87,393)       (53,730)
Other income (expense):
  Interest and other income.................................         7,048         13,454
  Interest expense..........................................       (15,995)       (20,994)
                                                              ------------   ------------
          Total other income (expense)......................        (8,947)        (7,540)
Net loss....................................................  $    (96,340)  $    (61,270)
                                                              ============   ============
Net loss per share, basic and diluted.......................  $      (0.87)  $      (0.59)
                                                              ============   ============
Weighted average number of shares outstanding, basic and
  diluted...................................................   110,731,142    104,095,622
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

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------   ----------
                                                                   (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss..................................................  $ (96,340)  $  (61,270)
  Adjustments to reconcile net loss to cash used in
     operating activities --
     Depreciation and amortization..........................     51,309       21,354
     Provision for uncollectible accounts receivable........      4,501        4,431
     Accretion of investments...............................     (1,950)        (611)
     Accretion of Series B and 12 7/8% Notes................     10,372        9,257
     Amortization of deferred debt issuance costs...........      1,189        6,535
     Amortization of management ownership allocation charge
      and deferred compensation.............................      6,108        4,426
  Changes in assets and liabilities --
     Increase in accounts receivable........................    (19,345)     (19,437)
     Increase in prepaid expenses and other current
      assets................................................     (2,075)      (4,554)
     (Increase) decrease in other assets....................     (1,791)       1,264
     (Decrease) increase in accounts payable................    (16,218)      14,630
     Increase in accrued liabilities and other current
      liabilities...........................................     28,415        8,053
                                                              ---------   ----------
          Net cash used in operating activities.............    (35,825)     (15,922)
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................   (120,483)    (102,529)
  Purchases of subsidiaries, net of cash acquired...........     (8,165)          --
  Purchases of investments..................................   (188,563)      (6,876)
  Proceeds from sale of investments.........................    189,435       17,500
                                                              ---------   ----------
          Net cash used in investing activities.............   (127,776)     (91,905)
Cash Flows from Financing Activities:
  Deferred debt issuance costs..............................         --      (11,831)
  Proceeds from issuance of common stock, net...............      2,591      721,602
  Purchase of treasury stock................................         --          (40)
  Payments on capital lease obligations.....................     (1,056)        (591)
  Other.....................................................        169          (51)
                                                              ---------   ----------
          Net cash provided by financing activities.........      1,704      709,089
                                                              ---------   ----------
Net (decrease) increase in cash and cash equivalents........   (161,897)     601,262
Cash and cash equivalents, beginning of period..............    396,103      502,234
                                                              ---------   ----------
Cash and cash equivalents, end of period....................  $ 234,206   $1,103,496
                                                              =========   ==========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $     594   $    1,261
Supplemental disclosure of noncash investing and financing
  activities:
  Assets acquired under capital lease obligations...........  $     372   $    2,088
  Fair value of assets acquired in business acquisitions....     34,009           --
  Liabilities assumed in business acquisitions..............      1,429           --
  Common stock issued for business acquisitions (2,416,628
     shares)................................................     50,225           --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. GENERAL

     Allegiance Telecom, Inc., an integrated communications provider, was incorporated on April 22, 1997, as a Delaware corporation, for the purpose of providing voice, data and Internet services to small- to medium-sized businesses in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the "Company."

     The Company's business plan is focused on offering services in 36 of the largest metropolitan areas in the United States. As of March 31, 2001, the Company is operational in 29 markets: Atlanta, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Orange County, Philadelphia, Phoenix, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa and Washington, D.C.

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

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period presentation.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

3. ACQUISITIONS

     During the three months ending March 31, 2001, the Company acquired all of the outstanding stock of Adgrafix Corporation and certain assets of HarvardNet, Inc. The aggregate purchase price for these acquisitions was $53,588, consisting of $4,132 in cash and 2,366,793 shares of the Company's common stock. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill of $21,008.

     The merger agreement with Adgrafix Corporation provides for additional contingent consideration payable in cash and shares of the Company's common stock effective six months following the closing date. The contingent consideration is based on the satisfaction of certain conditions, including the maintenance of certain minimum recurring revenues. Based on information available at March 31, 2001, the contingent consideration is expected to be approximately $4,981 (consisting of $249 cash and approximately 231,235 shares of the Company's common stock). If such contingent consideration becomes due and payable, such additional purchase price will result in the recording of a corresponding amount of goodwill.

     Each of the acquisitions discussed above were accounted for using the purchase method of accounting; accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including identified intangible assets, and liabilities assumed, based on their respective estimated fair values at acquisition. The Company's purchase price allocation of the acquisitions made in 2001 is preliminary, subject to post-acquisition due diligence of the acquired entities, and may be adjusted as additional information is obtained.

     During the three months ending March 31, 2001, the Company distributed contingent consideration totaling $4,802, consisting of $4,033 in cash, of which $1,873 was included in accrued liabilities at December 31, 2000, and 49,835 shares of the Company's common stock as provided in the merger agreements with the following businesses acquired during 2000: InterAccess Co., Virtualis Systems, Inc. and Jump.Net, Inc. There is no additional consideration payable under the merger agreement with InterAccess Co. The merger agreements with Virtualis Systems, Inc. and Jump.Net, Inc. provide for additional contingent consideration of approximately $8,141 (consisting of $6,446 cash and approximately 74,782 shares of the Company's common stock) based on the satisfaction of certain conditions.

     During March 2001, the Company moved forward with its integration plan for Virtualis Systems, Inc. Part of the plan included severance packages for a group of identified employees. In compliance with generally accepted accounting principles in the United States, the Company has recorded additional goodwill as of March 31, 2001 related to severance activity.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT

     Property and equipment includes network equipment, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the three months ended March 31, 2001 and 2000, $4,656 and $2,524, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

     Property and equipment at March 31, 2001 and December 31, 2000, consisted of the following:

                                                   MARCH 31,   DECEMBER 31,   USEFUL LIVES
                                                     2001          2000        (IN YEARS)
                                                   ---------   ------------   ------------
Network equipment................................  $ 587,407    $ 569,410          3-7
Leasehold improvements...........................    100,903       98,788         3-10
Software.........................................     81,294       63,435            3
Office equipment.................................     27,489       24,528          2-3
Furniture and fixtures...........................     14,290       13,879          3-5
                                                   ---------    ---------
Property and equipment, in service...............    811,383      770,040
Less: Accumulated depreciation...................   (198,704)    (162,279)
                                                   ---------    ---------
          Property and equipment, in service,
            net..................................    612,679      607,761
Construction-in-progress.........................    234,073      137,142
                                                   ---------    ---------
          Property and equipment, net............  $ 846,752    $ 744,903
                                                   =========    =========

5. OTHER ASSETS

     Other assets consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Acquired intangibles........................................   $40,271      $28,171
Long-term deposits..........................................     4,202        3,917
Other.......................................................     3,887        2,231
                                                               -------      -------
Total other assets..........................................    48,360       34,319
Less: Accumulated amortization..............................    (8,068)      (5,383)
                                                               -------      -------
          Other assets, net.................................   $40,292      $28,936
                                                               =======      =======

     Acquired intangibles consist of acquired workforces and customer lists obtained in connection with business acquisitions. These assets are being amortized over their estimated useful lives of three years using the straight-line method.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

6. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

     Accrued liabilities and other current liabilities consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Accrued employee compensation and benefits..................   $12,431      $ 5,915
Accrued network expenses....................................     8,748       12,410
Business acquisition costs..................................     5,250        4,461
Accrued taxes...............................................     5,717        5,797
Accrued interest expense....................................    11,773        5,216
Deferred revenue............................................    31,788       13,488
Other.......................................................     9,364       10,969
                                                               -------      -------
          Accrued liabilities and other current
            liabilities.....................................   $85,071      $58,256
                                                               =======      =======

7. LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
Series B 11 3/4% Notes, face amount $445,000 due February
  15, 2008; effective interest rate of 12.21%; at accreted
  value.....................................................  $353,056      $342,758
12 7/8% Senior Notes, face amount $205,000 due May 15, 2008;
  effective interest rate of 13.24%; at accreted value......   201,613       201,539
Capital lease obligations, net of current portion...........    21,634        22,015
                                                              --------      --------
          Long-term debt....................................  $576,303      $566,312
                                                              ========      ========

8. CAPITALIZATION

     During the three months ended March 31, 2001, 210,694 shares of common stock were issued under the Company's stock-based compensation plans for proceeds of $2,591.

9. COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various operating lease agreements, with expirations through 2013, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of March 31, 2001 are as follows:

2001.......................................................  $14,711
2002.......................................................   20,121
2003.......................................................   20,444
2004.......................................................   19,208
2005 and thereafter........................................   96,196

     Total rent expense for the three months ended March 31, 2001 and 2000, was $8,191 and $3,098, respectively.

     In April 2000, the Company executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. The Company must complete purchases totaling $80 million by December 31, 2000, an aggregate of $180 million of purchases by December 31, 2001, and the full

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

$350 million of aggregate purchases on or before December 31, 2002. The Company exceeded the required purchase milestone at December 31, 2000. As of March 31, 2001, the Company has completed cumulative purchases totaling $114,776. If the Company does not meet the required intermediate purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. Such cash settlements may be applied to future purchases during the commitment period. If the Company does not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2002, the Company will be required to provide cash settlement in an amount equal to the cumulative shortfall.

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

     Our business plan covers 36 of the largest metropolitan areas in the United States. Our network rollout has proceeded on schedule, with 29 markets operational as of March 31, 2001, consisting of Atlanta, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Orange County, Philadelphia, Phoenix, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa and Washington, D.C. We are on track to add the seven remaining markets by the end of 2001. We believe we have successfully raised the projected capital required to build our networks and operate in each of these markets to the point at which projected operating cash flow from the market is sufficient to fund its projected operating costs and capital expenditures.

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

     As we have developed our local networks to service end-user customers, we have also attempted to capitalize on our expertise and investment at the edge of the network by maximizing the use of our network assets. In building a nationwide network to serve end-user customers, we have fixed costs in many assets that are underutilized during those times of day when our small- to medium-sized business customers are not placing or receiving as many voice and data calls. We have taken advantage of this underutilization by providing network solutions to other service providers, primarily the leading national providers. These national network providers also have end-user customers but do not have the facilities and expertise to directly access these customers through the local loop. Many of these providers focus on the residential Internet access market. The traffic patterns in that market generally complement those of our end-user business customers, making this business an incremental revenue opportunity that leverages our fixed network costs.

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

     We and many financial analysts evaluate the growth of our business by focusing on various operational data in addition to financial data. Within each of our metropolitan markets, we have located our equipment in the central offices of the established telephone companies. This practice is commonly referred to as a colocation. The number of colocations that we have indicates the number of different local geographic areas that we can serve within each of our markets. Once we are colocated in a central office, we can then begin offering service to all of the customers that have local loop connections to that central office. "Lines installed" represents the lines sold that are now being used by us to provide our services. Although the number of lines we service for each customer varies significantly, our primary focus is on the small- to medium-sized business customer. Over 90% of our customers have 20 lines or less. We plan to continue to focus on the small- to medium-sized business customer and expect that the number of lines per customer will remain at 20 or less for the vast majority of our customers. The number of customers set forth below represents that number of customers for whom we have installed lines. The table below provides these and other selected key operational data for the quarters ended, each on a cumulative basis:

                                                  MARCH 31,   MARCH 31,
                                                    2001        2000
                                                  ---------   ---------
Markets served..................................        29          20
Number of switches deployed.....................        27          16
Central office colocations......................       687         395
Lines installed.................................   733,900     314,300
Customers.......................................   120,500      27,600
Sales force employees...........................     1,471         905
Total employees.................................     3,834       2,038

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

     During the first quarter of 2001 and 2000, we generated revenues of approximately $105.9 million and $47.2 million, respectively. The increase in revenue is attributable to an increase in number of customers and the number of lines installed. For the quarters ended March 31, 2001 and 2000, we sold 165,900 lines and 95,600 lines, and installed 126,200 lines and 72,600 lines, respectively. "Lines sold" by us represents the number of lines for which customers have placed orders with us to provide services. The services we provide over our own switches generate higher margins than services provided by other carriers that are resold by us. Over 90% of our installed lines were provided over our own switches, representing approximately 93% of our revenues as of March 31, 2001, and we expect this level of facilities-based service to remain constant over time. Gross margin has increased from approximately 42.5% for the quarter ended March 31, 2000 to approximately 51.6% for the quarter ended March 31, 2001. Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to continue to improve as our revenues increase and as we realize cost efficiencies in our network expenses.

     Local voice service revenues for the quarters ended March 31, 2001 and 2000 were $73.0 million and $39.0 million, respectively. Local voice service revenues as a percent of total revenues has decreased from approximately 83% for the quarter ended March 31, 2000 to approximately 69% for the quarter ended March 31, 2001. Local voice service revenues consisted of:

     - the monthly recurring charge for basic local voice service;

     - usage-based charges for local and toll calls in certain markets;

     - charges for services such as call waiting and call forwarding;

     - certain non-recurring charges, such as set-up charges for additional lines for an existing customer; and

     - interconnection revenues from switched access charges to long distance carriers and reciprocal compensation charges to other local carriers.

     Components of our local voice service revenues are subject to various federal and state regulations and to disputes and uncertainties. We expect local voice service revenues to continue to decrease as a percent of total revenues, as a result of the resolution of certain of these regulatory disputes and uncertainties. Specifically, we expect and have modified our business plans to anticipate a decrease in switched access revenues and reciprocal compensation revenues. See the discussion under "Risk Factors," which contains a detailed discussion of the risks and uncertainties associated with our local voice revenues.

     Long distance service revenues for the quarters ended March 31, 2001 and 2000 were $5.4 million and $1.7 million, respectively. Long distance service revenues as a percent of total revenues has increased from approximately 3% for the quarter ended March 31, 2000 to approximately 5% for the quarter ended March 31, 2001. We reduced our pricing of long distance services during 2000 to respond to competitive pressures and we anticipate long distance pricing to continue at historically low levels given the current competitive environment. Although these reduced prices decrease our margins, we anticipate that more of our local service customers will purchase long distance service from us at our current pricing levels and through our continuing effort to promote the benefits of purchasing local, long distance and data services from a single provider.

     Data revenues, including revenues generated from Internet access, Web hosting and high-speed data services, for the quarters ended March 31, 2001 and 2000 were $27.5 million and $6.5 million, respectively. Data revenues as a percent of total revenues has increased from approximately 14% for the quarter ended March 31, 2000 to approximately 26% for the quarter ended March 31, 2001. We expect data revenues to continue to increase as a percent of total revenues
(a) as we expand our data services offerings to existing local and long distance voice customers, (b) as we increase our offerings of packaged services that combine voice and data services which we market as the Allegiance Telecom Total Communications Options and (c) as more small and medium-sized businesses turn to the Internet to enhance their productivity. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of data offerings.

     During 2000, we signed a long-term contract to provide data services to Genuity Solutions, Inc., a network services provider and operator of a nationwide Internet network. This contract establishes Genuity as our largest customer.

     We have had discussions, and will continue to have discussions in the foreseeable future, concerning potential acquisitions of Internet service providers, Web hosting and data services providers, and other providers of telecommunications and Internet services. During the quarter ended March 31, 2001, we acquired the stock of Adgrafix Corporation and certain assets of HarvardNet, Inc., both Internet-based, Web-hosting applications specialists. We have utilized the purchase method of accounting for these acquisitions. Accordingly, we have recognized the revenues earned since the closing of each of these acquisitions in our condensed consolidated statement of operations for the period ended March 31, 2001.

     For the quarters ended March 31, 2001 and 2000, network expenses were $51.2 million and $27.1 million, respectively. The increase in network expenses is consistent with the deployment of our networks and initiation and growth of our services. Network expenses included:

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

     - the cost of expanding our network to additional colocation sites within a market;

     - the cost of completing local and long distance calls originated by our customers;

     - the cost of leasing space in incumbent local exchange carrier central offices for colocating our transmission equipment; and

     - the cost of leasing our nationwide Internet network.

     The costs to lease local loop lines and high-capacity digital lines from the incumbent local exchange carriers vary by carrier and are regulated by state authorities under the Telecommunications Act of 1996. We believe that in many instances there are multiple carriers in addition to the incumbent local exchange carriers from whom we can lease high-capacity lines and that we can generally lease those lines at lower prices than are charged by the incumbent local exchange carriers. We expect that the costs associated with these leases will increase with customer volume and will be a significant part of our ongoing cost of services.

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

     Selling, general and administrative expenses increased to $84.6 million for the quarter ended March 31, 2001 from $48.0 million for the quarter ended March 31, 2000, primarily due to the growth of our business. Selling, general and administrative expenses include salaries and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, and professional fees. The number of employees increased to 3,834 as of March 31, 2001, from 2,038 as of March 31, 2000. As of March 31, 2001, the sales force, including sales managers and sales administrators, had grown to 1,471 from 905 as of

March 31, 2000. As we continue to grow in terms of number of markets, customers and employees, we expect that ongoing selling, general and administrative expenses will increase.

     We amortized $0.2 million and $2.4 million of the deferred management ownership allocation charge, a non-cash charge to income, for the quarters ended March 31, 2001 and 2000, respectively. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. This deferred charge has been fully amortized as of March 31, 2001.

     For the quarters ended March 31, 2001 and 2000, we recognized $5.9 million and $2.0 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and options granted to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

     During the quarters ended March 31, 2001 and 2000, depreciation expense was $36.4 million and $18.0 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 29 markets by March 31, 2001.

     In connection with the acquisitions completed to date, we assigned an aggregate of $40.3 million of the purchase price to customer lists and workforces. We also recorded an aggregate of $154.2 million of goodwill. Each of these intangible assets is being amortized over their estimated useful lives of three years. For the quarters ending March 31, 2001 and 2000, we recorded $12.2 million and $2.8 million of amortization for goodwill and $2.7 million and $0.5 million of amortization of customer lists and workforces, respectively. Our purchase price allocation for the acquisitions made in 2001 is subject to post acquisition due diligence of the acquired entities and may be adjusted as additional information is obtained.

     For the quarters ended March 31, 2001 and 2000, interest expense was $16.0 million and $21.0 million, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. Unamortized deferred debt issuance costs of $5.9 million related to the $225 million revolving credit facility were charged to interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and completion of the $500 million senior secured credit facilities. The amount of interest capitalized for the quarters ended March 31, 2001 and 2000 was $4.7 million and $2.5 million, respectively. Interest income for the quarters ended March 31, 2001 and 2000 was $7.0 million and $13.5 million, respectively. Interest income results from the investment of short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semiannual payments of interest through May 2001 on the 12 7/8% notes. Interest income during the quarter ended March 31, 2000 is greater than for the quarter ended March 31, 2001 because we had additional cash invested in interest-bearing instruments as a result of our February 2000 equity offering. Additionally, during the quarter ended March 31, 2001, we recorded an impairment loss against interest income related to investment securities deemed to have a permanent decline in fair value.

     Our net loss for the quarters ended March 31, 2001 and 2000, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation, was $96.3 million and $61.3 million, respectively.

     Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of a company. EBITDA is not derived pursuant to generally accepted accounting principles, and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. We had adjusted EBITDA losses of approximately $30.0 million and $28.0 million for quarters ended March 31, 2001 and 2000, respectively. In calculating adjusted EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $6.1 million and $4.4 million for the quarters ended March 31, 2001 and 2000, respectively.

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

     For the quarters ended March 31, 2001 and 2000, we made capital expenditures of $120.5 million and $102.5 million, respectively. We also used capital during these periods to fund our operations.

     In April 2000, we executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. We must complete purchases totaling $80 million by December 31, 2000, an aggregate of $180 million of purchases by December 31, 2001, and the full $350 million of aggregate purchases on or before December 31, 2002. If we do not meet the required intermediate purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. Such payments may be applied to future purchases during the commitment period. If we do not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2002, we will be required to provide cash settlement in an amount equal to the shortfall. We exceeded the required purchase milestone at December 31, 2000. As of March 31, 2001, we have completed cumulative purchases under this contract totaling approximately $114.8 million. Pursuant to our business plan, we expect to incur approximately $350 million of capital expenditures in 2001, which includes the Lucent capital expenditure requirement for 2001.

     We have purchased dedicated fiber rings in 24 of our markets. As of March 31, 2001, we had three dedicated fiber rings in operation, one each in New York, Dallas and Houston. The cost of these rings includes both the amounts we pay to the fiber ring provider as well as the cost of the electronic equipment that we purchase and install on the rings to make them operational. Our total costs to date have been $155.0 million, and our budget to complete the fiber rings for which we have commitments is approximately $259.0 million, which will be incurred over several periods ending in 2020. We plan to fund this cost with our available cash.

     As of March 31, 2001, we had approximately $497.0 million of unrestricted cash and short-term investments. In addition, $13.1 million of restricted U.S. government securities have been placed in a pledge account to fund interest payments on our 12 7/8% notes through May 2001.

     On February 28, 2000, a three-for-two stock split of our common stock was effected in the form of a 50% dividend to shareholders of record on February 18, 2000. All references to the number of common shares and per share amounts have been restated to reflect the stock split for the periods presented.

     On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% senior discount note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semiannually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from March 31, 2001 to February 15, 2003 of $91.9 million.

     We completed the initial public offering of our common stock and the offering of the 12 7/8% senior discount notes early in the third quarter of 1998. We raised net proceeds of approximately $137.8 million from our initial public offering of common stock and approximately $124.8 million from the offering of these notes. The 12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semiannually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity,

$205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from March 31, 2001 to May 15, 2008 of $3.4 million. In connection with the sale of the 12 7/8% notes, we purchased U.S. government securities for approximately $69.0 million and placed them in a pledge account to fund interest payments for the first three years the 12 7/8% notes are outstanding. The first interest payment was made in November 1998. Such U.S. government securities are reflected in the balance sheet as of March 31, 2001, at an accreted value of approximately $13.1 million, which is classified as a current asset.

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

FORWARD-LOOKING STATEMENTS

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

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

     - interconnect with and develop cooperative working relationships with incumbent local carriers;

     - develop efficient operations support systems and other back office systems (including, but not limited to, provisioning and billing);

     - successfully and efficiently transfer new customers to our networks and access new geographic markets;

     - identify, finance, complete and integrate suitable acquisitions;

     - borrow under our credit facilities or borrow under alternative financing sources;

     - install new switching facilities and other network equipment;

     - electronically interface with incumbent local carriers; and

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

RISK FACTORS

     We Anticipate Having Future Operating Losses and Negative EBITDA as We Continue to Expand Our Business and Enter into New Markets

     The expansion and development of our business and the deployment of our networks, systems and services will require significant capital expenditures, a substantial portion of which will need to be incurred before the realization of sufficient revenue. We expect that we will have future operating losses and that our future adjusted EBITDA will be negative while we develop and expand our business and until we establish a sufficient revenue-generating customer base. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, management allocation charges and non-cash deferred compensation. Adjusted EBITDA should not be construed as a substitute for operating income (loss) or cash flow from operations determined in accordance with generally accepted accounting principles. For the quarter ended March 31, 2001, we had net operating losses and net losses applicable to common stock of $96.3 million and negative adjusted EBITDA of approximately $30.0 million. We typically do not expect to achieve positive adjusted EBITDA in any market until at least our third year of operation of that market. We can make no assurances that we will achieve or sustain profitability or generate sufficient operating income or adjusted EBITDA to meet our working capital, capital expenditure and debt service requirements, and if we are unable to do so, this would have a material adverse effect on our business, financial condition and results of operations.

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

     The obligation to pay reciprocal compensation does not extend to long distance interstate calls. The FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but also determined that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. On April 27, 2001, the FCC issued its Order on remand from the Court of Appeals and concluded that it had erred in its analysis of Internet traffic in the Declaratory Ruling. In that Order, the FCC categorized such traffic as "information access" and held that it is not subject to reciprocal compensation obligations. Nonetheless, it established an interim, transitional recovery mechanism pursuant to which Internet service provider traffic will continue to be compensated, but at rates declining over a period of three years. In a companion Notice of Proposed Rulemaking released April 27, 2001, the FCC initiated a rulemaking to examine all forms of intercarrier compensation, including reciprocal compensation, and sought comment on the feasibility of adopting a bill-and-keep approach to such compensation. Federally-mandated reductions in reciprocal compensation will have a material adverse affect on us if we are unable to offset them with other revenues. Additional disputes over the appropriate treatment of Internet service provider traffic are expected.

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

     AT&T has challenged the switched access rates of Allegiance and other carriers and has withheld some or all payments for the switched access services that they continue to receive. AT&T has asserted that they have not ordered switched access service from us and/or that our charges for switched access services are higher than those of the larger carriers serving the same territory and are therefore unjust and unreasonable. AT&T has refused to pay us any originating access charges at our tariffed rates. Given the uncertainty as to whether such amounts will ultimately be paid to Allegiance by AT&T, we recognize such access revenues only when realization of it is certain. On March 30, 2000, we filed a lawsuit against each of AT&T and Sprint in the Federal District Court of the District of Columbia requesting that such parties pay us for outstanding interstate and intrastate access charges. AT&T and Sprint filed counterclaims against us alleging that our access charges fail to comply with the Telecom Act because they are unjust and unreasonable. We have settled this dispute with Sprint and in doing so have reached an agreement with respect to access charges payable by them for originating and terminating calls on our local networks. Although we believe we will ultimately receive payment from AT&T for the amounts owed to us by them, we cannot provide any assurance as to the amount of payments that we will ultimately receive, the actual outcome of the FCC proceedings or our lawsuit or the positions various states will take on the similar issue of intrastate switched access rates. If we do not receive payment from AT&T for interstate and intrastate access charges that we believe are owed to us, this will have a material adverse effect on us unless we are able to offset this access revenue with other revenues. In addition, our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on us.

     On July 5, 1999, the FCC issued a ruling to address the issue of competitive carrier access charges in the context of a complaint filed by MGC Communications, Inc. (now known as Mpower Communications), a carrier that had not been receiving payments from AT&T. In that ruling, the FCC stated that "AT&T is liable to MGC, at MGC's tariffed rate, for the originating access service that it received . . ." The FCC indicated that AT&T had no obligation to purchase access from MGC based on the arguments that MGC had made, but the FCC also made clear that there may be other requirements that could limit AT&T's ability to not purchase such access from a competitive local carrier. In response to that FCC decision, AT&T filed a Petition for Review with the FCC, which was denied on December 28, 1999. The FCC is also reviewing the switched access rate level issue and related matters in its Access Charge Reform docket. In this docket, the FCC has requested comment as to whether long distance carriers, also known as "interexchange carriers," may refuse to purchase switched access services from particular carriers. We are an active participant in that proceeding. On April 19, 2001, the FCC issued a press release stating that it will soon initiate a rulemaking to examine all forms of intercarrier compensation including access charges, and that it will consider the feasibility of adopting a bill-and-keep approach to such compensation. Federally-mandated reductions in access charges could have a material adverse affect on us. On April 27, 2001, the FCC issued a Report and Order in the Access Charge Reform docket addressing competitive local exchange carrier access charge rates. The FCC established safe harbor benchmark rates that decrease over three years to the rates charged by incumbent local exchange carriers. The FCC stated that interexchange carriers must pay the benchmark rates for access services they receive or face suit in federal court. On April 27, 2001, the FCC also released a Notice of Proposed Rulemaking through which it proposes to examine all forms of intercarrier compensation including access charges, and seeks comment on the feasibility of adopting a bill-and-keep approach for all such compensation. Federally-mandated reductions in access charges could have a material adverse affect on us if we are unable to offset them with other revenues.

     On May 31, 2000, the FCC approved a proposal made by a coalition of the largest incumbent local carriers, AT&T and Sprint, to restructure interstate access charges. Pursuant to the proposal, certain incumbent carriers, designated as "price cap" incumbent local carriers, are required to reduce their interstate access rates to targeted levels approved by the FCC or submit cost studies to justify different rates. We anticipate that implementation of the FCC's decision will lead to an industry-wide reduction in interstate access rates, even by those carriers that are not bound by the decision, including smaller carriers. Reduction in interstate access rates will have a material adverse effect on us unless we are able to offset the access revenue with other revenues.

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

     Our Substantial Indebtedness Could Make Us Unable to Service Indebtedness and Meet Our Other Requirements and Could Adversely Affect Our Financial Health

     We have a significant amount of debt outstanding and plan to access additional debt financing to fund our expanded business plan, including under our credit facilities. On March 31, 2001, we had $576.3 million of outstanding indebtedness.

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

     If We Do Not Interconnect with and Maintain Efficient Working Relationships with Our Primary Competitors, the Incumbent Local Carriers, Our Business Will Be Adversely Affected

     Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local carriers. As a new carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC recently granted approval to Verizon to provide in-region long distance service in New York and Massachusetts and to SBC Communications to provide in-region long distance service in Texas, Oklahoma and Kansas. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service or a regional Bell operating company otherwise fails to meet our requirements, for example, because of labor shortages, work stoppages or disruption caused by mergers or other organizational changes, our ability to offer local services in such region on a timely and cost-effective basis will be adversely affected.

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

     The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint and many smaller long distance carriers. Other competitors are likely to include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has recently granted approval to provide in-region long distance service to Verizon in New York and Massachusetts and to SBC Communications in Texas, Oklahoma and Kansas and other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

     The Internet services market is highly competitive and there are limited barriers to entry. We expect that competition will continue to intensify. Our competitors in this market include Internet service providers, other telecommunications companies, online service providers and Internet software providers. Most of the regional Bell operating companies and GTE Corporation operating units have announced plans to rapidly roll out DSL services. Some of these entities, including SBC Communications, Qwest (formerly known as US West) and Verizon, have already commenced deployment of DSL services in selected markets and may in the future deploy DSL services on a widespread basis.

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

     Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2001, based on the estimated average 2000 earned rate on investments, is $28.5 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $4.5 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

                                                          QUARTER ENDING
                                          ----------------------------------------------
                                          MARCH     JUNE    SEPTEMBER   DECEMBER
                                           2001     2001      2001        2001     TOTAL
                                          ------   ------   ---------   --------   -----
                                                      (DOLLARS IN MILLIONS)
Estimated average investments...........  $577.5   $494.2    $401.5      $336.7      N/A
Estimated average interest earned at the
  average rate of 6.3% for the year
  ended December 31, 2000...............  $  9.1   $  7.8    $  6.3      $  5.3    $28.5
Estimated impact of interest rate
  drop..................................  $  1.4   $  1.2    $  1.0      $  0.9    $ 4.5

     Our outstanding long-term debt consists principally of long-term, fixed rate notes, not subject to interest rate fluctuations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 9, 2001, we acquired Adgrafix Corporation through a subsidiary merger, and a portion of the consideration for Adgrafix was 876,258 shares of our common stock. The shares issued in this transaction are subject to transfer restrictions imposed by the securities laws which are noted on the stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Regulation D of the Securities Act.

     On March 13, 2001, we acquired certain assets of HarvardNet, Inc., and a portion of the consideration for these assets was 1,721,771 shares of our common stock. The shares issued in this transaction are subject to transfer restrictions imposed by the securities laws which are noted on the stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Regulation D of the Securities Act.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report and made a part hereof.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          11.1           -- Statement regarding computation of per share loss for the three months ended March 31, 2001
          11.2           -- Statement regarding computation of per share loss for the three months ended March 31, 2000

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

Dated: May 1, 2001

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          11.1           -- Statement regarding computation of per share loss for the three months ended March 31, 2001
          11.2           -- Statement regarding computation of per share loss for the three months ended March 31, 2000