Form 10-Q
period 2001-06-30
ALLEGIANCE TELECOM INC
filed 2001-08-14
CIK 1058703

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 9, 2001, the registrant has 113,726,801 shares of common stock, par value $0.01 per share outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Condensed Consolidated Balance Sheets as of June 30,
      2001 and December 31, 2000............................     2
     Condensed Consolidated Statements of Operations for the
      three and six months ended June 30, 2001 and 2000.....     3
     Condensed Consolidated Statements of Cash Flows for six
      months ended June 30, 2001 and 2000...................     4
     Notes to Condensed Consolidated Financial Statements...     5
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    10
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................    27

PART II. OTHER INFORMATION
     Item 1. Legal Proceedings..............................    28
     Item 2. Changes in Securities and Use of Proceeds......    28
     Item 3. Defaults Upon Senior Securities................    28
     Item 4. Submission of Matters to a Vote of Security
      Holders...............................................    28
     Item 5. Other Information..............................    28
     Item 6. Exhibits and Reports on Form 8-K...............    28
     Signatures.............................................    29

                         PART I. FINANCIAL INFORMATION

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS


Current assets:
  Cash and cash equivalents.................................  $  241,038     $  396,103
  Short-term investments....................................      71,345        261,856
  Short-term investments, restricted........................          --         12,952
  Accounts receivable, net..................................     125,198         93,803
  Prepaid expenses and other current assets.................       8,633          5,563
                                                              ----------     ----------
          Total current assets..............................     446,214        770,277
Property and equipment, net.................................     939,387        744,903
Deferred debt issuance costs, net...........................      21,322         23,710
Long-term investments, restricted...........................         954            829
Goodwill, net of amortization of 53,641 and 28,025,
  respectively..............................................     105,285        100,184
Other assets................................................      40,882         28,936
                                                              ----------     ----------
          Total assets......................................  $1,554,044     $1,668,839
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable..........................................  $   53,622     $   80,814
  Accrued liabilities and other current liabilities.........      65,065         58,256
                                                              ----------     ----------
          Total current liabilities.........................     118,687        139,070
Long-term debt..............................................     601,723        566,312
Other long-term liabilities.................................      11,392          4,972
Commitments and contingencies
Stockholders' equity:
  Preferred stock -- $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding at June 30,
     2001 and December 31, 2000.............................          --             --
  Common stock -- 113,243,842 and 110,392,114 shares issued
     and 112,916,347 and 110,064,619 outstanding at June 30,
     2001 and December 31, 2000, respectively...............       1,132          1,104
  Common stock in treasury, at cost, 327,495 shares at June
     30, 2001 and December 31, 2000.........................         (45)           (45)
  Common stock warrants.....................................       1,877          1,877
  Additional paid-in capital................................   1,781,349      1,730,652
  Deferred compensation.....................................      (3,996)       (16,531)
  Deferred management ownership allocation charge...........          --           (175)
  Accumulated deficit.......................................    (958,075)      (758,397)
                                                              ----------     ----------
          Total stockholders' equity........................     822,242        958,485
                                                              ----------     ----------
          Total liabilities and stockholders' equity........  $1,554,044     $1,668,839
                                                              ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ---------------------------   ---------------------------
                                           2001           2000           2001           2000
                                       ------------   ------------   ------------   ------------
Revenues.............................  $    124,059   $     63,006   $    229,933   $    110,167
Operating Expenses:
  Network............................        60,801         34,550        112,029         61,670
  Selling, general and
     administrative..................        91,394         56,743        176,016        104,734
  Depreciation and amortization......        59,826         25,351        111,135         46,705
  Management ownership allocation
     charge..........................            --          2,176            175          4,592
  Non-cash deferred compensation.....         2,159          2,010          8,092          4,020
                                       ------------   ------------   ------------   ------------
          Total operating expenses...       214,180        120,830        407,447        221,721
                                       ------------   ------------   ------------   ------------
          Loss from operations.......       (90,121)       (57,824)      (177,514)      (111,554)
Other income (expense):
  Interest income....................         3,181         16,441         10,229         29,895
  Interest expense...................       (16,398)       (15,347)       (32,393)       (36,341)
                                       ------------   ------------   ------------   ------------
          Total other income
            (expense)................       (13,217)         1,094        (22,164)        (6,446)
Net loss.............................  $   (103,338)  $    (56,730)  $   (199,678)  $   (118,000)
                                       ============   ============   ============   ============
Net loss per share, basic and
  diluted............................  $      (0.92)  $      (0.52)  $      (1.79)  $      (1.11)
                                       ============   ============   ============   ============
Weighted average number of shares
  outstanding, basic and diluted.....   112,856,763    108,377,432    111,799,824    106,235,098
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

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Cash Flows from Operating Activities:
  Net loss..................................................   $(199,678)    $(118,000)
  Adjustments to reconcile net loss to cash used in
     operating activities --
     Depreciation and amortization..........................     111,135        46,705
     Provision for uncollectible accounts receivable........      12,168         8,245
     Accretion of investments...............................      (2,176)       (1,369)
     Accretion of Series B and 12 7/8% Notes................      21,041        18,773
     Amortization of deferred debt issuance costs...........       2,387         7,945
     Amortization of management ownership allocation charge
      and deferred compensation.............................       8,267         8,612
  Changes in assets and liabilities --
     Increase in accounts receivable........................     (41,078)      (39,201)
     Increase in prepaid expenses and other current
      assets................................................      (2,173)       (2,058)
     (Increase) decrease in other assets....................      (7,614)        1,527
     Decrease in accounts payable...........................     (28,428)       (6,093)
     Increase in accrued liabilities and other current
      liabilities...........................................      11,313        10,490
                                                               ---------     ---------
          Net cash used in operating activities.............    (114,836)      (64,424)
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................    (230,605)     (195,128)
  Capitalized interest......................................      (9,467)       (7,032)
  Purchases of subsidiaries, net of cash acquired...........      (8,165)      (20,999)
  Purchases of investments..................................    (245,701)      (31,070)
  Proceeds from sale of investments.........................     451,215        42,495
                                                               ---------     ---------
          Net cash used in investing activities.............     (42,723)     (211,734)
Cash Flows from Financing Activities:
  Deferred debt issuance costs..............................          --       (12,334)
  Proceeds from issuance of common stock, net...............       4,648       724,149
  Payments on capital lease obligations.....................      (2,323)       (1,135)
  Other.....................................................         169          (291)
                                                               ---------     ---------
          Net cash provided by financing activities.........       2,494       710,389
                                                               ---------     ---------
Net (decrease) increase in cash and cash equivalents........    (155,065)      434,231
Cash and cash equivalents, beginning of period..............     396,103       502,234
                                                               ---------     ---------
Cash and cash equivalents, end of period....................   $ 241,038     $ 936,465
                                                               =========     =========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................   $  16,491     $  16,664
Supplemental disclosure of noncash investing and financing
  activities:
  Assets acquired under capital lease obligations...........   $  16,497     $   3,997
  Fair value of assets acquired in business acquisitions....      34,009        16,961
  Liabilities assumed in business acquisitions..............       1,429         4,992
  Common stock issued for business acquisitions (2,416,628
     and 63,088 shares, respectively).......................      50,225        25,033

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. GENERAL

     Allegiance Telecom, Inc., an integrated communications provider, was incorporated on April 22, 1997, as a Delaware corporation, for the purpose of providing voice, data and Internet services in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the "Company."

     The Company's business plan is focused on offering services in 36 of the largest metropolitan areas in the United States. As of June 30, 2001, the Company is operational in 32 markets: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Orange County, Philadelphia, Phoenix, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa and Washington, D.C.

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

2. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period presentation.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

3. BUSINESS COMBINATIONS

  Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. Adoption of this statement is required for all business combinations consummated after June 30, 2001. All prior business combinations of the Company have been accounted for under the purchase method of accounting. Therefore, management does not believe the adoption of this statement will have a material impact on the Company's business acquisition model.

     In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement will (1) require that goodwill balances no longer be amortized but rather assessed for impairment at least annually and (2) expand the classifications of other intangible assets, as well as the expected useful lives. Adoption of this statement is required as of January 1, 2002, as well as for all purchase business combinations initiated after June 30, 2001. Management is currently assessing the provisions of this statement and does not believe that such provisions, other than the non-amortization of goodwill, will have a material impact on the financial position of the Company.

  Business Acquisitions

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

     The merger agreement with Adgrafix Corporation provides for additional contingent consideration payable in cash and shares of the Company's common stock effective six months following the closing date. The contingent consideration is based on the satisfaction of certain conditions, including the maintenance of certain minimum recurring revenues. Based on information available at June 30, 2001, the contingent consideration is expected to be approximately $4,981 (consisting of $249 cash and approximately 231,235 shares of the Company's common stock). If such contingent consideration becomes due and payable beyond a reasonable doubt, such additional purchase price will result in the recording of a corresponding amount of goodwill.

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

     During the six months ending June 30, 2001, the Company distributed contingent consideration totaling $4,802, consisting of $4,033 in cash, of which $1,873 was included in accrued liabilities at December 31, 2000, and 49,835 shares of the Company's common stock as provided in the merger agreements with the following businesses acquired during 2000: InterAccess Co., Virtualis Systems, Inc. and Jump.Net, Inc. There is no additional consideration payable under the merger agreement with InterAccess Co. The merger agreements with Virtualis Systems, Inc. and Jump.Net, Inc. provide for additional contingent consideration of approximately $8,141 (consisting of $6,446 cash and approximately 74,782 shares of the Company's common stock) based on the satisfaction of certain conditions. If such contingent consideration becomes due and payable

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES beyond a reasonable doubt, such additional purchase price will result in the recording of a corresponding amount of goodwill.

     In connection with its integration plan for the acquired businesses, the Company has recorded additional goodwill to establish reserves for certain integration-related costs, including the termination of redundant network elements, closure of duplicate facilities, and severance of certain employees. If the Company does not utilize the full extent of the established reserves for their intended purposes, the reserves are reversed to goodwill in accordance with generally accepted accounting principles.

4. PROPERTY AND EQUIPMENT

     Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated over their respective useful lives using the straight-line method. During the three months ended June 30, 2001 and 2000, $4,811 and $4,508, respectively, of interest expense was capitalized related to network construction-in-progress. During the six months ended June 30, 2001 and 2000, $9,467 and $7,032, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

     Property and equipment at June 30, 2001 and December 31, 2000, consisted of the following:

                                                    JUNE 30,   DECEMBER 31,   USEFUL LIVES
                                                      2001         2000        (IN YEARS)
                                                    --------   ------------   ------------
Network equipment.................................  $644,851     $569,410          3-7
Land..............................................     9,126           --           --
Leasehold improvements............................   114,493       98,788         3-10
Software..........................................    94,791       63,435            3
Office equipment..................................    30,813       24,528          2-3
Furniture and fixtures............................    16,443       13,879          3-5
                                                    --------     --------
Property and equipment, in service................   910,517      770,040
Less: Accumulated depreciation....................  (241,769)    (162,279)
                                                    --------     --------
          Property and equipment, in service,
            net...................................   668,748      607,761
Construction-in-progress..........................   270,639      137,142
                                                    --------     --------
          Property and equipment, net.............  $939,387     $744,903
                                                    ========     ========

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

5. OTHER ASSETS

     Other assets consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Acquired intangibles........................................  $38,348      $28,171
Long-term deposits..........................................    4,129        3,917
Inventory...................................................    4,586           --
Other.......................................................    5,174        2,231
                                                              -------      -------
Total other assets..........................................   52,237       34,319
Less: Accumulated amortization..............................  (11,355)      (5,383)
                                                              -------      -------
          Other assets, net.................................  $40,882      $28,936
                                                              =======      =======

     Acquired intangibles consist of acquired workforces and customer lists obtained in connection with business acquisitions. These assets are being amortized over their estimated useful lives of three years using the straight-line method. During the second quarter of 2001, the Company adjusted the value of the acquired workforce intangible in connection with the termination of certain employees under the Company's integration plans. Accounting for existing intangible assets will be impacted by SFAS No. 142. See note 3.

     Inventory consists of equipment purchased and being staged for deployment in the Company's network. These inventories will be classified as property and equipment when the equipment is deployed.

6. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

     Accrued liabilities and other current liabilities consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Accrued employee compensation and benefits..................  $11,367      $ 5,915
Accrued network expenses....................................   11,675       12,410
Business acquisition costs..................................    1,935        4,024
Accrued taxes...............................................    6,516        5,797
Accrued interest expense....................................    5,200        5,216
Deferred revenue............................................   21,118       13,488
Other.......................................................    7,254       11,406
                                                              -------      -------
          Accrued liabilities and other current
            liabilities.....................................  $65,065      $58,256
                                                              =======      =======

7. LONG-TERM DEBT:

     Long-term debt consisted of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Series B 11 3/4% Notes, face amount $445,000 due February
  15, 2008; effective interest rate of 12.21%; at accreted
  value.....................................................  $363,648     $342,758
12 7/8% Senior Notes, face amount $205,000 due May 15, 2008;
  effective interest rate of 13.24%; at accreted value......   201,690      201,539
Capital lease obligations, net of current portion...........    36,385       22,015
                                                              --------     --------
          Long-term debt....................................  $601,723     $566,312
                                                              ========     ========

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

8. CAPITALIZATION

     During the three months ended June 30, 2001, 239,867 shares of common stock were issued under the Company's stock-based compensation plans for proceeds of $2,056. During the six months ended June 30, 2001, 450,561 shares of common stock were issued under the Company's stock-based compensation plans for proceeds of $4,647.

9. COMMITMENTS AND CONTINGENCIES:

     The Company has entered into various operating lease agreements, with expirations through 2013, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of June 30, 2001 are as follows:

2001.....................................................   $ 13,848
2002.....................................................     27,980
2003.....................................................     28,258
2004.....................................................     27,074
2005 and thereafter......................................    125,075

     Total rent expense for the three months ended June 30, 2001 and 2000, was $7,651 and $3,842, and for the six months ended June 30, 2001 and 2000 was $15,845 and $7,215, respectively.

     In April 2000, the Company executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. The Company must complete purchases totaling $80 million by December 31, 2000, an aggregate of $180 million of purchases by December 31, 2001, and the full $350 million of aggregate purchases on or before December 31, 2002. The Company exceeded the required purchase milestone at December 31, 2000. As of June 30, 2001, the Company has completed cumulative purchases totaling $133,967. If the Company does not meet the required intermediate purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. Such cash settlements may be applied to future purchases during the commitment period. If the Company does not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2002, the Company will be required to provide cash settlement in an amount equal to the cumulative shortfall.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Allegiance Telecom, Inc. is a leading competitive provider of integrated telecommunications in major metropolitan areas across the United States. We offer an integrated set of telecommunications services including local, long distance, data and web hosting services. Our principal competitors are incumbent local exchange carriers, such as the regional Bell operating companies, as well as other integrated communications providers.

     Our business plan covers 36 of the largest metropolitan areas in the United States. Our network rollout has proceeded on schedule, with 32 markets operational as of June 30, 2001, consisting of Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Orange County, Philadelphia, Phoenix, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa and Washington, D.C. We are on track to add the four remaining markets by the end of 2001. We believe we have successfully raised the projected capital required to build our networks and operate in each of these markets to the point at which projected operating cash flow from the market is sufficient to fund its projected operating costs and capital expenditures.

     We were formed in 1997 by a management team of industry veterans to take advantage of the opportunity for facilities-based local communications competition created by the Telecommunications Act of 1996. Since we formed our company, we have focused on building a reliable nationwide network based on proven technologies, a strong nationwide direct sales force and efficient information processing systems to support our operations. We believe that by doing so we have positioned ourselves to compete effectively with the incumbent carriers, most of whom do not address our customers with direct sales efforts, are burdened by legacy operations support systems and do not offer an integrated set of services on a nationwide basis.

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

     The other way we try to serve our customers and leverage our primary focus on the small- to medium-sized business end users is by providing innovative applications of existing technologies. An example is our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access line. In addition, we have developed electronic commerce products designed to help these customers market their products and services online, improve communication and collaboration and increase productivity. While these types of products and solutions are readily available to larger business customers that can afford to devote the resources necessary to develop and customize them internally, we believe that smaller business customers are demanding easy to use electronic commerce solutions that allow them, with minimal design and development costs, to market products online and increase their own productivity.

     We and many financial analysts evaluate the growth of our business by focusing on various operational data in addition to financial data. Within each of our metropolitan markets, we have located our equipment in the central offices of the established telephone companies. This practice is commonly referred to as a colocation. The number of colocations that we have indicates the number of different local geographic areas that we can serve within each of our markets. Once we are colocated in a central office, we can then begin offering service to all of the customers that have local loop connections to that central office. "Lines installed" represents the lines sold that are now being used by us to provide our services. Although the number of lines we service for each customer varies significantly, our primary focus is on the small- to medium-sized business customer. Over 90% of our customers have 20 lines or less. We plan to continue to focus on the small- to medium-sized business customer and expect that the number of lines per customer will remain at 20 or less for the vast majority of our customers. The table below provides selected key operational data for the quarters ended, each on a cumulative basis:

                                                              JUNE 30,   JUNE 30,
                                                                2001       2000
                                                              --------   --------
Markets served..............................................       32         24
Number of switches deployed.................................       30         20
Central office colocations..................................      740        475
Lines installed.............................................  869,700    407,800
Sales force employees.......................................    1,612      1,115
Total employees.............................................    3,874      2,548

RESULTS OF OPERATIONS -- THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2000

     During the second quarter of 2001 and 2000, we generated revenues of approximately $124.1 million and $63.0 million, respectively. For the six months ended June 30, 2001 and 2000, we generated revenues of approximately $229.9 million and $110.2 million, respectively. The increase in revenue is attributable to an increase in number of customers and the number of lines installed. For the quarters ended June 30, 2001 and 2000, we sold 192,000 lines and 122,800 lines, and installed 135,800 lines and 81,100 lines, respectively. "Lines sold" by us represents the number of lines for which customers have placed orders with us to provide services. The services we provide over our own switches generate higher margins than services provided by other carriers that are resold by us. Over 90% of our installed lines were provided over our own switches, representing approximately 93% of our revenues as of June 30, 2001, and we expect this level of facilities-based service to remain constant over time. Gross margin has increased from approximately 45.2% for the quarter ended June 30, 2000 to approximately 51.0% for the quarter ended June 30, 2001. Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to continue to improve as our revenues increase and as we realize cost efficiencies in our network expenses.

     Local voice service revenues for the three months ended June 30, 2001 and 2000 were $80.4 million and $48.7 million, and for the six months ended June 30, 2001 and 2000 were $153.3 million and $83.4 million respectively. Local voice service revenues as a percent of total revenues has decreased from approximately 77% for the quarter ended June 30, 2000 to approximately 65% for the quarter ended June 30, 2001. Local voice service revenues consisted of:

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

     Long distance service revenues for the second quarter of 2001 and 2000 were $6.4 million and $2.1 million, and for the six months ended June 30, 2001 and 2000 were $11.8 million and $3.8 million, respectively. Long distance service revenues as a percent of total revenues has increased from approximately 3% for the quarter ended June 30, 2000 to approximately 5% for the quarter ended June 30, 2001. We reduced our pricing of long distance services during 2000 to respond to competitive pressures and we anticipate long distance pricing to continue at historically low levels given the current competitive environment. Although these reduced prices decrease our margins, we anticipate that more of our local service customers will purchase long distance service from us at our current pricing levels and through our continuing effort to promote the benefits of purchasing local, long distance and data services from a single provider.

     Data revenues, including revenues generated from Internet access, Web hosting and high-speed data services, for the quarters ended June 30, 2001 and 2000 were $37.3 million and $12.2 million, and for the six months ended June 30, 2001 and 2000 were $64.8 million and $23.0 million, respectively. Data revenues as a percent of total revenues has increased from approximately 19% for the quarter ended June 20, 2000 to approximately 30% for the quarter ended June 30, 2001. We expect data revenues to continue to increase as a percent of total revenues (a) as we expand our data services offerings to existing local and long distance voice customers, (b) as we increase our offerings of packaged services that combine voice and data services which we market as the Allegiance Telecom Total Communications Options and (c) as more small and medium-sized businesses turn to the Internet to enhance their productivity. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of data offerings.

     The rate of growth in our data revenues, however, is subject to some uncertainties and short-term negative trends. We believe that the demand for high-end web hosting services has decreased somewhat in response to a general economic slowdown. Moreover, an over capacity of data center space has decreased prices for these high-end services. These high-end services include dedicated hosting services where we provide the customer with a dedicated computer server in our data centers and colocation services where we provide data center space and services for a customer which locates its own computer server on our premises. We do not believe that these trends are having a material impact on shared hosting services where customers share a computer server with several other customers. We believe these shared services are sold less on the basis of price and more on the basis of customer service and ease of use of the underlying software platform which enables the customer to configure and manage its web site.

     Similarly, the services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects over capacity and decreased demand. During 2000, we signed a long-term contract to provide data services to Genuity Solutions, Inc., a network services provider and operator of a nationwide Internet network. This contract established Genuity as our largest customer. Although we believe our relationship with Genuity remains strong, many other network service providers who provide dial-up Internet access services have either gone out of business or materially reduced their offerings and their demand for the services of companies like Allegiance which provide the local services necessary to connect dial-up customers to the Internet.

     Notwithstanding these trends and uncertainties, we believe the demand by end-user small and medium sized business customers for dedicated access to the Internet and for an efficient way to establish and maintain a web presence through shared hosting remains strong. Indeed, our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access line remains our fastest growing product offering. Our challenge in this area is building the provisioning processes and resources necessary to meet this demand. At the end of the second quarter of 2001 we had over 40,000 lines in backlog for this type of service and we are increasing our efforts to process these orders more quickly.

     With an increasing demand for dedicated Internet access and shared hosting services, we have had discussions, and will continue to have discussions in the foreseeable future, concerning potential acquisitions of Internet service providers, Web hosting and data services providers, and other providers of telecommunications and Internet services. We believe the current environment where investment capital for many of these providers is unavailable has created some attractive opportunities for us to use our resources acquiring customers through acquisition. During the first quarter of 2001, we acquired the stock of Adgrafix Corporation and certain assets of HarvardNet, Inc., both Internet-based, web-hosting applications specialists. We have utilized the purchase method of accounting for these acquisitions. Accordingly, we have recognized the revenues earned since the closing of each of these acquisitions in our condensed consolidated statement of operations for the three and six months ended June 30, 2001.

     For the quarters ended June 30, 2001 and 2000, network expenses were $60.8 million and $34.6 million, respectively. For the six months ended June 30, 2001 and 2000, network expenses were $112.0 million and $61.7 million, respectively. The increase in network expenses is consistent with the deployment of our networks and initiation and growth of our services. Network expenses include:

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

     Selling, general and administrative expenses increased to $91.4 million for the quarter ended June 30, 2001 from $56.7 million for the quarter ended June 30, 2000, primarily due to the growth of our business. On a year-to-date basis, selling, general and administrative expenses increased to $176.0 million for the six months ended June 30, 2001 from $104.7 million for the six months ended June 30, 2000. Selling, general and administrative expenses include salaries and related personnel costs, administration and administration related facilities costs, sales and marketing costs, customer care and billing costs, and professional fees. The number of employees increased to 3,874 as of June 30, 2001, from 2,548 as of June 30, 2000. As of June 30, 2001, the sales force, including sales managers and sales administrators, had grown to 1,612 from 1,115 as of June 30, 2000. As we continue to grow in terms of number of markets, customers and employees, we expect that ongoing selling, general and administrative expenses will increase.

     We amortized $0 million and $0.2 million of the deferred management ownership allocation charge, a non-cash charge to income, for the three and six months ended June 30, 2001, respectively. The same charge for the three and six months ended June 30, 2000 were $2.2 million and $4.6 million, respectively. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. This deferred charge was fully amortized as of March 31, 2001.

     For the quarters ended June 30, 2001 and 2000, we recognized $2.2 million and $2.0 million, respectively, of amortization of deferred compensation expense, and for the six months ended June 30, 2001 and 2000, we recognized $8.1 million and $4.0 million, respectively, of amortization of deferred compensation expense.

Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and options granted to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

     During the second quarter 2001 and 2000, we recorded depreciation expense of $43.1 million and $21.4 million, respectively. For the six months ended June 30, 2001 and 2000, depreciation expense was $79.5 million and $39.4 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 32 markets by June 30, 2001.

     In connection with the acquisitions completed to date, we assigned an aggregate of $38.3 million of the purchase price to customer lists and workforces. We also recorded an aggregate of $158.9 million of goodwill. Each of these intangible assets is being amortized over their estimated useful lives of three years. For the quarters ending June 30, 2001 and 2000, we recorded $13.4 million and $3.4 million of amortization for goodwill and $3.3 million and $0.6 million of amortization of customer lists and workforces, respectively. For the six months ending June 30, 2001 and 2000, we recorded $25.6 million and $6.2 million of amortization for goodwill and $6.0 million and $1.1 million of amortization of customer lists and workforces, respectively. Our purchase price allocation for the acquisitions made in 2001 is subject to post acquisition due diligence of the acquired entities and may be adjusted as additional information is obtained.

     For the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2001 and 2000, interest expense was $16.4 million, $15.3 million, $32.4 million and $36.3 million, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. Unamortized deferred debt issuance costs of $5.9 million related to the $225 million revolving credit facility were charged to interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and completion of the $500 million senior secured credit facilities. The amount of interest capitalized for the three and six months ended June 30, 2001 was $4.8 million and $9.5 million, respectively. For the same periods in 2000, the amounts were $4.5 million and $7.0 million, respectively. Interest income for the three and six months ended June 30, 2001 was $3.2 million and $10.2 million, respectively. Interest income for the three and six months ended June 30, 2000 was $16.4 million and $29.9 million, respectively. Interest income results from the investment of short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semiannual payments of interest through May 2001 on the 12 7/8% notes. Interest income during 2000 is greater than for the comparable periods in 2001 because we had additional cash invested in interest-bearing instruments as a result of our February 2000 equity offering. Additionally, during the three and six months ended June 30, 2001, we recorded impairment losses against interest income related to interest-bearing investment securities deemed to have a permanent decline in fair value.

     Our net loss for the three and six months ended June 30, 2001 and the three and six months ended June 30, 2000, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation, was $103.3 million, $199.7 million, $56.7 million and $118.0 million, respectively.

     Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of a company. EBITDA is not derived pursuant to generally accepted accounting principles, and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. We had adjusted EBITDA losses of approximately $28.1 million and $28.3 million for three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, we had adjusted EBITDA losses of $58.1 million and $56.2 million, respectively. In calculating adjusted EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $2.2 million and $8.3 million for the three and six months ended June 30, 2001 and $4.2 million and $8.6 million for the three and six months ended June 30, 2000, respectively.

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

     We do not begin to develop a new market until we have raised the capital that we project to be necessary to build and operate our network in the market to the point at which operating cash flow from the market is sufficient to fund its ongoing operating costs and capital expenditures. We believe that all of our 36 target markets are now fully funded in this manner. We also believe that our existing cash on hand, together with cash from our committed $500 million of senior secured credit facilities, are sufficient to fully fund our operations, planned capital investments and debt service requirements during the next twelve months and until such time as we have positive cash flow from operations on a consolidated basis to fund these items.

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

     For the quarters ended June 30, 2001 and 2000, we made capital expenditures of $114.8 million and $95.1 million, respectively. For the six ended June 30, 2001 and 2000, we made capital expenditures of $230.6 million and $195.1 million, respectively. We also used capital during these periods to fund our operations.

     In April 2000, we executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. We must complete purchases totaling $80 million by December 31, 2000, an aggregate of $180 million of purchases by December 31, 2001, and the full $350 million of aggregate purchases on or before December 31, 2002. If we do not meet the required intermediate purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. Such payments may be applied to future purchases during the commitment period. If we do not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2002, we will be required to provide cash settlement in an amount equal to the shortfall. We exceeded the required purchase milestone at December 31, 2000. As of June 30, 2001, we have completed cumulative purchases under this contract totaling approximately $134 million. Pursuant to our business plan, we expect to incur approximately $350 million of capital expenditures in 2001, which includes the Lucent capital expenditure requirement for 2001.

     We have purchased dedicated fiber rings in 24 of our markets. As of June 30, 2001, we had dedicated fiber rings in operation in eleven markets including Austin, Dallas, Denver, Houston, New York City, Northern New Jersey, Philadelphia, Portland, St. Louis, Seattle and Washington, D.C. The cost of these rings includes both the amounts we pay to the fiber ring provider as well as the cost of the electronic equipment that we purchase and install on the rings to make them operational. Our total costs to date have been $102 million, and our budget to complete the fiber rings for which we have commitments is approximately $249 million, which will be incurred over several periods ending in 2020. We plan to fund this cost with our available cash.

     As of June 30, 2001, we had approximately $312.4 million of unrestricted cash and short-term investments.

     On February 28, 2000, a three-for-two stock split of our common stock was effected in the form of a 50% dividend to shareholders of record on February 18, 2000. All references to the number of common shares and per share amounts have been restated to reflect the stock split for the periods presented.

     On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% senior discount note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semiannually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from June 30, 2001 to February 15, 2003 of $81.4 million.

     We completed raised net proceeds of approximately $124.8 million in our offering of the 12 7/8% senior discount notes early in the third quarter of 1998. The 12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semiannually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from June 30, 2001 to May 15, 2008 of $3.3 million.

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

RISK FACTORS

     We Anticipate Having Future Operating Losses and Negative EBITDA as We Continue to Expand Our Business and Enter into New Markets

     The expansion and development of our business and the deployment of our networks, systems and services will require significant capital expenditures, a substantial portion of which will need to be incurred before the realization of sufficient revenue. We expect that we will have future operating losses and that our future adjusted EBITDA will be negative while we develop and expand our business and until we establish a sufficient revenue-generating customer base. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, management allocation charges and non-cash deferred compensation. Adjusted EBITDA should not be construed as a substitute for operating income (loss) or cash flow from operations determined in accordance with generally accepted accounting principles. For the quarter ended June 30, 2001, we had net operating losses and net losses applicable to common stock of $103.3 million and negative adjusted EBITDA of approximately $28.1 million. We typically do not expect to achieve positive adjusted EBITDA in any market until at least our third year of operation of that market. We can make no assurances that we will achieve or sustain profitability or generate sufficient operating income or adjusted EBITDA to meet our working capital, capital expenditure and debt service requirements, and if we are unable to do so, this would have a material adverse effect on our business, financial condition and results of operations.

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

     On July 5, 1999, the FCC issued a ruling to address the issue of competitive carrier access charges in the context of a complaint filed by MGC Communications, Inc. (now known as Mpower Communications), a carrier that had not been receiving payments from AT&T. In that ruling, the FCC stated that "AT&T is liable to MGC, at MGC's tariffed rate, for the originating access service that it received ..." The FCC indicated that AT&T had no obligation to purchase access from MGC based on the arguments that MGC had made, but the FCC also made clear that there may be other requirements that could limit AT&T's ability to not purchase such access from a competitive local carrier. In response to that FCC decision, AT&T filed a Petition for Review with the FCC, which was denied on December 28, 1999. The FCC is also reviewing the switched access rate level issue and related matters in its Access Charge Reform docket. In this docket, the FCC has requested comment as to whether long distance carriers, also known as "interexchange carriers," may refuse to purchase switched access services from particular carriers. We are an active participant in that proceeding. In an action to collect unpaid access charge brought by several competitive carriers against AT&T and Sprint , the federal district court in Alexandria, Virginia referred two related issues to the FCC for decision. Pursuant to the referral, AT&T and Sprint asked the FCC to determine (1) whether any statutory or regulatory constraints prevent an interexchange carrier from declining access services or from terminating access services previously ordered or constructively ordered and if not (2) what steps interexchange carriers must take either to avoid ordering access or to cancel service after ordering or constructively ordering. The FCC's ruling will likely be applied by the Court in our collection action against AT&T and, if adverse, could materially impact our ability to recover from AT&T. On April 27, 2001, the FCC issued a Report and Order in the Access Charge Reform docket addressing competitive local exchange carrier access charge rates. The FCC established safe harbor benchmark rates that decrease over three years to the rates charged by incumbent local exchange carriers. The FCC stated that interexchange carriers must pay the benchmark rates for access services they receive or face suit in federal court. On April 27, 2001, the FCC also released a Notice of Proposed Rulemaking through which it proposes to examine all forms of intercarrier compensation including access charges, and seeks comment on the feasibility of adopting a bill-and-keep approach for all such compensation. Federally mandated reductions in access charges could have a material adverse affect on us if we are unable to offset them with other revenues.

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

     We Are Dependent on Effective Billing, Customer Service and Information Systems and We May Have Difficulties in Developing These Systems

     Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill customers, initiate, implement and track customer orders and achieve operating efficiencies. We are in the process of introducing a new billing platform across our geographic markets. Although we are taking steps to mange the migration to the new system and we believe that the new system will enhance our ability to accurately and efficiently bill for our services, we cannot assure you that the transition to the new system will be implemented without any adverse impact on our business. We also cannot assure you that any of our systems will be successfully implemented on a timely basis or at all or will perform as expected because:

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

     We Are Dependent on Many Vendors and Suppliers and Their Financial Difficulties May Adversely Affect Our Business

     We depend on many vendors and suppliers to conduct our business. For example, we purchase our network assets from equipment manufacturers and other suppliers and we lease fiber and other circuits from other carriers as well as from companies which construct these network elements for resale. Many of these third parties have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse affect on our business.

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

     Our Substantial Indebtedness Could Make Us Unable to Service Indebtedness and Meet Our Other Requirements and Could Adversely Affect Our Financial Health

     We have a significant amount of debt outstanding and plan to access additional debt financing to fund our expanded business plan, including under our credit facilities. On June 30, 2001, we had $601.7 million of outstanding indebtedness.

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

     Our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to default under the terms of these agreements. If such a default occurs, the other parties to such agreements could declare all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross-default due and payable. In addition, lenders under our current and future financing arrangements could terminate their commitments to lend to us. If that occurs, we cannot assure you that we would be able to make payments on our indebtedness, meet our working capital or meet our capital expenditure requirements, or that we would be able to find additional alternative financing. Even if we could obtain additional alternative financing, we cannot assure you that it would be on terms that are favorable or acceptable to us.

     We May Not Have the Funds Necessary to Finance the Change of Control Offer Which May Be Required By Our Financing Agreements

     Our indentures provide that upon a change of control, each note holder will have the right to require us to purchase all or a portion of such holder's notes. We would be required to purchase the notes at a purchase price of 101% of the accreted value of the 11 3/4% notes and 101% of the principal amount of the 12 7/8% notes, plus any accrued and unpaid interest to the date of repurchase. Our credit facilities provide that upon a change of control, we may be required to repay all of our obligations under these credit facilities. It is possible that we will not have sufficient funds at that time to repurchase our notes or repay any debt outstanding under our credit facilities.

     If We Do Not Interconnect with and Maintain Efficient Working Relationships with Our Primary Competitors, the Incumbent Local Carriers, Our Business Will Be Adversely Affected

     Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local carriers. As a new carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The

Telecommunications Act created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC recently granted approval to Verizon to provide in-region long distance service in New York, Connecticut and Massachusetts and to SBC Communications to provide in-region long distance service in Texas, Oklahoma and Kansas. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service or a regional Bell operating company otherwise fails to meet our requirements, for example, because of labor shortages, work stoppages or disruption caused by mergers or other organizational changes, our ability to offer local services in such region on a timely and cost-effective basis will be adversely affected.

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

     The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint and many smaller long distance carriers. Other competitors are likely to include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has recently granted approval to provide in-region long distance service to Verizon in New York, Connecticut and Massachusetts and to SBC Communications in Texas, Oklahoma and Kansas and other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

     The Internet services market is highly competitive and there are limited barriers to entry. We expect that competition will continue to intensify. Our competitors in this market include Internet service providers, other telecommunications companies, online service providers and Internet software providers. Most of the regional Bell operating companies and Verizon operating units have announced plans to rapidly roll out DSL services. Some of these entities, including SBC Communications, Qwest (formerly known as US West) and Verizon, have already commenced deployment of DSL services in selected markets and may in the future deploy DSL services on a widespread basis.

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

     Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2001, based on the estimated average 2000 earned rate on investments, is $25.0 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $3.9 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

                                                          QUARTER ENDING
                                          ----------------------------------------------
                                          MARCH     JUNE    SEPTEMBER   DECEMBER
                                           2001     2001      2001        2001     TOTAL
                                          ------   ------   ---------   --------   -----
                                                      (DOLLARS IN MILLIONS)
Estimated average investments...........  $577.5   $404.7    $306.2      $298.9      N/A
Estimated average interest earned at the
  average rate of 6.3% for the year
  ended December 31, 2000...............  $  9.1   $  6.4    $  4.8      $  4.7    $25.0
Estimated impact of interest rate
  drop..................................  $  1.4   $  1.0    $  0.8      $  0.7    $ 3.9

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed with this report and made a part hereof.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         11.1            -- Statement regarding computation of per share loss for the three months ended June 30, 2001
         11.2            -- Statement regarding computation of per share loss for the six months ended June 30, 2001
         11.3            -- Statement regarding computation of per share loss for the three months ended June 30, 2000
         11.4            -- Statement regarding computation of per share loss for the six months ended June 30, 2000

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

Dated: August 13, 2001

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         11.1            -- Statement regarding computation of per share loss for the three months ended June 30, 2001
         11.2            -- Statement regarding computation of per share loss for the six months ended June 30, 2001
         11.3            -- Statement regarding computation of per share loss for the three months ended June 30, 2000
         11.4            -- Statement regarding computation of per share loss for the six months ended June 30, 2000