Form 10-Q
period 2001-09-30
ALLEGIANCE TELECOM INC
filed 2001-11-14
CIK 1058703

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-24509

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 9, 2001, the registrant has 115,244,413 shares of common stock, par value $0.01 per share outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

  Item 1.     Financial Statements
              Condensed Consolidated Balance Sheets
                as of September 30, 2001 and December 31, 2000............    2
              Condensed Consolidated Statements of Operations
                for the three and nine months ended September 30, 2001 and
                2000......................................................    3
              Condensed Consolidated Statements of Cash Flows
                for nine months ended September 30, 2001 and 2000.........    4
              Notes to Condensed Consolidated Financial Statements........    5

  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   11

  Item 3.     Quantitative and Qualitative Disclosures about Market
                Risk......................................................   33

PART II. OTHER INFORMATION

  Item 1.     Legal Proceedings...........................................   35

  Item 2.     Changes in Securities and Use of Proceeds...................   35

  Item 3.     Defaults Upon Senior Securities.............................   35

  Item 4.     Submission of Matters to a Vote of Security Holders.........   35

  Item 5.     Other Information...........................................   35

  Item 6.     Exhibits and Reports on Form 8-K............................   36

              Signatures..................................................   37

                         PART I. FINANCIAL INFORMATION

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2001            2000
                                                              --------------   -------------
                                                               (UNAUDITED)
                                           ASSETS

Current assets:
  Cash and cash equivalents.................................   $   475,230      $  396,103
  Short-term investments....................................        62,351         261,856
  Short-term investments, restricted........................            --          12,952
  Accounts receivable, net..................................       127,046          93,803
  Prepaid expenses and other current assets.................        10,653           5,563
                                                               -----------      ----------
      Total current assets..................................       675,280         770,277
Property and equipment, net.................................     1,002,433         744,903
Deferred debt issuance costs, net...........................        20,113          23,710
Long-term investments, restricted...........................           954             829
Goodwill, net...............................................       119,490         100,184
Other assets................................................        45,260          28,936
                                                               -----------      ----------
      Total assets..........................................   $ 1,863,530      $1,668,839
                                                               ===========      ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................   $    65,099      $   80,814
  Accrued liabilities and other current liabilities.........        72,803          58,256
                                                               -----------      ----------
      Total current liabilities.............................       137,902         139,070
Long-term debt..............................................       983,214         566,312
Other long-term liabilities.................................        12,474           4,972
Commitments and contingencies
Stockholders' equity:
  Preferred stock--$.01 par value, 1,000,000 shares
    authorized, no shares issued or outstanding at
    September 30, 2001 and December 31, 2000................            --              --
  Common stock--114,882,591 and 110,392,114 shares issued
    and 114,555,096 and 110,064,619 outstanding at
    September 30, 2001 and December 31, 2000,
    respectively............................................         1,148           1,104
  Common stock in treasury, at cost, 327,495 shares at
    September 30, 2001 and December 31, 2000................           (45)            (45)
  Common stock warrants.....................................         1,877           1,877
  Additional paid-in capital................................     1,793,617       1,730,652
  Deferred compensation.....................................        (2,045)        (16,531)
  Deferred management ownership allocation charge...........            --            (175)
  Accumulated deficit.......................................    (1,064,612)       (758,397)
                                                               -----------      ----------
      Total stockholders' equity............................       729,940         958,485
                                                               -----------      ----------
      Total liabilities and stockholders' equity............   $ 1,863,530      $1,668,839
                                                               ===========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                        ---------------------------   ---------------------------
                                            2001           2000           2001           2000
                                        ------------   ------------   ------------   ------------
Revenues..............................  $    135,137   $     80,031   $    365,070   $    190,198
Operating Expenses:
  Network.............................        65,714         41,875        177,743        103,545
  Selling, general and
    administrative....................        95,864         69,854        271,879        174,588
  Depreciation and amortization.......        71,143         37,152        182,279         83,857
  Management ownership allocation
    charge............................            --          1,301            175          5,893
  Non-cash deferred compensation......        (5,263)         2,010          2,829          6,030
                                        ------------   ------------   ------------   ------------
      Total operating expenses........       227,458        152,192        634,905        373,913
                                        ------------   ------------   ------------   ------------
      Loss from operations............       (92,321)       (72,161)      (269,835)      (183,715)
Other income (expense):
  Interest income.....................         4,508         15,131         14,737         45,026
  Interest expense....................       (18,724)       (16,302)       (51,117)       (52,643)
                                        ------------   ------------   ------------   ------------
      Total other income (expense)....       (14,216)        (1,171)       (36,380)        (7,617)
                                        ------------   ------------   ------------   ------------
Net loss..............................  $   (106,537)  $    (73,332)  $   (306,215)  $   (191,332)
                                        ============   ============   ============   ============
Net loss per share, basic and
  diluted.............................  $      (0.94)  $      (0.67)  $      (2.72)  $      (1.79)
                                        ============   ============   ============   ============
Weighted average number of shares
  outstanding, basic and diluted......   113,704,107    108,949,104    112,441,562    107,147,319
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

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash Flows from Operating Activities:
  Net loss..................................................  $(306,215)  $(191,332)
  Adjustments to reconcile net loss to cash used in
  operating activities--
    Depreciation and amortization...........................    182,279      83,857
    Provision for uncollectible accounts receivable.........     25,009      16,212
    Accretion of investments................................     (4,429)     (2,379)
    Accretion of Series B and 12 7/8% Notes.................     32,023      28,569
    Amortization of deferred debt issuance costs............      3,597       9,114
    Amortization of management ownership allocation charge
     and deferred compensation..............................      3,004      11,923
  Changes in assets and liabilities--
    Increase in accounts receivable.........................    (55,418)    (67,794)
    Increase in prepaid expenses and other current assets...     (3,915)     (2,172)
    (Increase) decrease in other assets.....................     (7,498)        469
    Increase (decrease) in accounts payable.................    (20,380)     45,242
    Increase in accrued liabilities and other current
     liabilities............................................     11,372      30,426
                                                              ---------   ---------
      Net cash used in operating activities.................   (140,571)    (37,865)

Cash Flows from Investing Activities:
  Purchases of property and equipment.......................   (318,990)   (332,703)
  Capitalized interest......................................    (13,535)    (10,637)
  Purchases of subsidiaries, net of cash acquired...........    (16,887)    (41,745)
  Purchases of investments..................................   (283,925)    (96,559)
  Proceeds from sale of investments.........................    500,686      68,570
                                                              ---------   ---------
      Net cash used in investing activities.................   (132,651)   (413,074)

Cash Flows from Financing Activities:
  Deferred debt issuance costs..............................         --     (12,334)
  Proceeds from issuance of common stock, net...............      6,014     727,288
  Proceeds from credit facilities...........................    350,000          --
  Payments on capital lease obligations.....................     (3,834)     (2,133)
  Other.....................................................        169         (91)
                                                              ---------   ---------
      Net cash provided by financing activities.............    352,349     712,730
                                                              ---------   ---------
Net increase in cash and cash equivalents...................     79,127     261,791
Cash and cash equivalents, beginning of period..............    396,103     502,234
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 475,230   $ 764,025
                                                              =========   =========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $  19,803   $  17,066

Supplemental disclosure of noncash investing and financing
  activities:
  Assets acquired under capital lease obligations...........  $  36,885   $   8,081
  Fair value of assets acquired in business acquisitions....     47,046      24,163
  Liabilities assumed in business acquisitions..............      3,345      11,837
  Common stock issued for business acquisitions (3,870,518
    and 393,482 shares, respectively).......................     68,356      25,033
Options issued for business acquisitions (0 and 114,375
  shares)...................................................         --       2,421

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. GENERAL

    Allegiance Telecom, Inc., an integrated communications provider, was incorporated on April 22, 1997, as a Delaware corporation, for the purpose of providing voice, data and Internet services in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are referred to herein as the "Company."

    The Company's business plan is focused on offering services in 36 of the largest metropolitan areas in the United States. As of September 30, 2001, the Company is operational in 34 markets: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C. and White Plains.

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

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

    In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement will (1) require that goodwill balances no longer be amortized but rather assessed for impairment at least annually and (2) expand the classifications of other intangible assets, as well as the expected useful lives of these assets. Adoption of this statement is required as of January 1, 2002, as well as for all purchase business combinations initiated after June 30, 2001. Management is currently assessing the provisions of this statement and does not believe that such provisions, other than the non-amortization of goodwill and reclassification of certain intangibles to goodwill, will have a material impact on the financial position of the Company.

BUSINESS ACQUISITIONS

    During the three months ending September 30, 2001, the Company acquired all of the outstanding stock of Coast to Coast Telecommunications, Inc. The purchase price at the date of acquisition was $27,014, consisting of $1,519 in cash and 1,327,709 shares of the Company's common stock. Included in the purchase price is $9,083, payable in shares of the Company's common stock, which has been held by the Company until settlement of certain pre-acquisition vendor liabilities assumed by the Company. A portion of these shares may be paid to the selling shareholder to the extent that these vendor liabilities are reduced pursuant to the settlement of disputes with the vendors. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill of $13,888. In accordance with Statement of Financial Accounting Standards
No. 142, the goodwill associated with this acquisition is not being amortized.

    The merger agreement with Coast to Coast Telecommunications, Inc. provides for additional contingent consideration payable in shares of the Company's common stock effective six months following the closing date. The contingent consideration will be paid subject to the resolution of certain claims. Based on information available at September 30, 2001, the contingent consideration is expected to be approximately $700 (consisting of approximately 52,934 shares of the Company's common stock). If such contingent consideration becomes due and payable beyond a reasonable doubt, such additional purchase price will result in the recording of a corresponding amount of goodwill.

    During the three months ending March 31, 2001, the Company acquired all of the outstanding stock of Adgrafix Corporation and certain assets of HarvardNet, Inc. The aggregate purchase price at the date of these acquisitions was $53,588, consisting of $4,132 in cash and 2,366,793 shares of the

Company's common stock. The excess of the purchase price over the fair value of the net assets acquired has been recorded as goodwill of $21,008.

    The merger agreement with Adgrafix Corporation provides for additional contingent consideration payable in cash and shares of the Company's common stock effective six months following the closing date. The contingent consideration is based on the satisfaction of certain conditions, including the maintenance of certain minimum recurring revenues. Based on information available at September 30, 2001, the contingent consideration is expected to be approximately $4,981 (consisting of $249 cash and approximately 231,235 shares of the Company's common stock). If such contingent consideration becomes due and payable beyond a reasonable doubt, such additional purchase price will result in the recording of a corresponding amount of goodwill.

    Each of the acquisitions discussed above were accounted for using the purchase method of accounting; accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including identified intangible assets, and liabilities assumed, based on their respective estimated fair values at the time of the acquisition. The Company's purchase price allocation of the acquisitions made in 2001 is preliminary, subject to post-acquisition due diligence of the acquired entities, and may be adjusted as additional information is obtained.

    During the nine months ending September 30, 2001, the Company distributed contingent consideration totaling $15,731, consisting of $13,244 in cash, of which $1,873 was included in accrued liabilities at December 31, 2000, and 176,016 shares of the Company's common stock as provided in the merger agreements with the following businesses acquired during 2000: InterAccess Co., Virtualis Systems, Inc., Jump.Net, Inc. and CTSnet, Inc. There is no additional consideration payable under the merger agreements with InterAccess Co., Virtualis Systems, Inc. and CTSnet, Inc. The merger agreement with
Jump.Net, Inc. provides for additional contingent consideration of approximately $1,022 (consisting of $457 cash and approximately 24,923 shares of the Company's common stock) based on the satisfaction of certain conditions. If such contingent consideration becomes due and payable beyond a reasonable doubt, such additional purchase price will result in the recording of a corresponding amount of goodwill.

    In connection with its integration plan for the acquired businesses, the Company has recorded additional goodwill to establish reserves for certain integration-related costs, including the termination of acquired redundant network elements, closure of acquired duplicate facilities, and severance of certain employees. If the Company does not utilize the full extent of the established reserves for their intended purposes, the reserves are reversed to goodwill in accordance with generally accepted accounting principles.

4. PROPERTY AND EQUIPMENT

    Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated over their respective useful lives using the straight-line method. During the three months ended
September 30, 2001 and 2000, $4,068 and $3,605, respectively, of interest expense was capitalized related to network construction-in-progress. During the nine months ended September 30, 2001 and 2000, $13,535 and $10,637, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

    Property and equipment at September 30, 2001 and December 31, 2000, consisted of the following:

                                          SEPTEMBER 30,    DECEMBER 31,    USEFUL LIVES
                                               2001            2000         (IN YEARS)
                                          --------------   -------------   ------------
Network equipment.......................    $  776,083       $ 569,410            2-10
Land....................................         9,126              --              --
Leasehold improvements..................       127,275          98,788            7-10
Software................................        95,908          63,435               3
Office equipment and other..............        33,284          24,528             2-5
Furniture and fixtures..................        17,193          13,879               7
                                            ----------       ---------
Property and equipment, in service......     1,058,869         770,040
Less: Accumulated depreciation..........      (294,910)       (162,279)
                                            ----------       ---------
  Property and equipment, in service,
    net.................................       763,959         607,761
Construction-in-progress................       238,474         137,142
                                            ----------       ---------
  Property and equipment, net...........    $1,002,433       $ 744,903
                                            ==========       =========

5. OTHER ASSETS

    Other assets consisted of the following:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       2001             2000
                                                  --------------   --------------
Acquired intangibles............................     $ 46,148         $28,171
Long-term deposits..............................        4,038           3,917
Inventory.......................................        3,413              --
Other...........................................        6,382           2,231
                                                     --------         -------
Total other assets..............................       59,981          34,319
Less: Accumulated amortization..................      (14,721)         (5,383)
                                                     --------         -------
  Other assets, net.............................     $ 45,260         $28,936
                                                     ========         =======

    Acquired intangibles consist of acquired workforces and customer lists obtained in connection with business acquisitions. These assets are being amortized over their estimated useful lives of three years using the straight-line method. During the second quarter of 2001, the Company adjusted the value of the acquired workforce intangible in connection with the termination of certain employees under the Company's integration plans. SFAS No. 142 will have an impact on the accounting treatment of certain existing intangible assets. See note 3.

    Inventory consists of equipment purchased and being staged for deployment in the Company's network. These inventories will be classified as property and equipment when the equipment is deployed.

6. ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

    Accrued liabilities and other current liabilities consisted of the following:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2001            2000
                                                      --------------   -------------
Accrued employee compensation and benefits..........      $18,591         $ 5,915
Accrued network expenses............................       12,260          12,410
Business acquisition costs..........................        4,367           4,024
Accrued taxes.......................................        6,384           5,797
Accrued interest expense............................       12,463           5,216
Deferred revenue....................................        6,137          13,488
Other...............................................       12,601          11,406
                                                          -------         -------
  Accrued liabilities and other current
    liabilities.....................................      $72,803         $58,256
                                                          =======         =======

7. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2001            2000
                                                      --------------   -------------
Series B 11 3/4% Notes, face amount $445,000 due
  February 15, 2008; effective interest rate of
  12.21%; at accreted value.........................     $374,551        $342,758
12 7/8% Senior Notes, face amount $205,000 due
  May 15, 2008; effective interest rate of 13.24%;
  at accreted value.................................      201,770         201,539
Credit Facilities due December 31, 2006; average
  interest rate of 6.28%............................      350,000              --
Capital lease obligations, net of current portion...       56,893          22,015
                                                         --------        --------
  Long-term debt....................................     $983,214        $566,312
                                                         ========        ========

CREDIT FACILITIES

    In February 2000, the Company closed on $500 million of senior secured credit facilities (Credit Facilities). The Credit Facilities consist of a $350 million seven-year revolving credit facility and a $150 million two-year delayed draw term loan facility. The Credit Facilities are available, subject to satisfaction of certain terms and conditions, to provide financing for network build-out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office collocations. Interest on amounts drawn is variable based on the Company's leverage ratio, which is approximately the London Interbank Offered Rate (LIBOR) plus 3.25%. The initial commitment fee on the unused portion of the Credit Facilities is 1.5% per annum, paid quarterly.

    As of September 30, 2001, there were $200,000 and $150,000 of borrowings outstanding under the seven-year revolving credit facility and the two-year delayed draw term loan facility, respectively, all of which are classified as long-term debt.

    The Credit Facilities carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of their capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders or affiliates, effect a consolidation or merger and require the Company to maintain certain operating and financial performance measures. The Company was in compliance with all such restrictive covenants at September 30, 2001.

8. CAPITALIZATION

    During the three months ended September 30, 2001, 169,400 shares of common stock were issued under the Company's stock-based compensation plans for proceeds of $1,367. During the nine months ended September 30, 2001, 619,961 shares of common stock were issued under the Company's stock-based compensation plans for proceeds of $6,014.

9. COMMITMENTS AND CONTINGENCIES

    The Company has entered into various operating lease agreements, with expirations through 2015, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of September 30, 2001 are as follows:

2001........................................................  $  7,154
2002........................................................    28,805
2003........................................................    29,594
2004........................................................    28,374
2005 and thereafter.........................................   130,350

    Total rent expense for the three months ended September 30, 2001 and 2000, was $7,067 and $4,619, and for the nine months ended September 30, 2001 and 2000 was $22,915 and $11,834, respectively.

    In April 2000, the Company executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. In July 2001, this agreement was amended to extend the term to six years. Under the amended agreement, the Company must complete purchases totaling $100 million by December 31, 2000, an aggregate of $160 million of purchases by September 30, 2001, an aggregate of $210 million by December 31, 2002, an aggregate of $257 million by December 31, 2003, an aggregate of $304 million by December 31, 2004, and the full $350 million of aggregate purchases on or before December 31, 2005. The Company exceeded the required purchase milestone at December 31, 2000 and September 30, 2001. As of
September 30, 2001, the Company has completed cumulative purchases totaling $163,893. If the Company does not meet the required intermediate purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. Such shortfall payments may be applied to future purchases during the next succeeding year. If the Company does not purchase
$350 million of products and services from Lucent and its affiliates by December 31, 2005, the Company will be required to provide cash settlement in an amount equal to the shortfall.

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

    Our business plan covers 36 of the largest metropolitan areas in the United States. Our network rollout has proceeded on schedule, with 34 markets operational as of September 30, 2001, consisting of Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C. and White Plains. In addition, Pittsburgh became operational on November 12, 2001. We are on track to add the one remaining market by the end of 2001. We believe we have successfully raised the projected capital required to build our networks and operate in each of these markets to the point at which projected operating cash flow from the market is sufficient to fund its projected operating costs and capital expenditures.

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

    We and many financial analysts evaluate the growth of our business by focusing on various operational data in addition to financial data. Within each of our metropolitan markets, we have located our equipment in the central offices of the established telephone companies. This arrangement is commonly referred to as a colocation. The number of colocations that we have indicates the number of different local geographic areas that we can serve within each of our markets through our own network. Once we are colocated in a central office, we can then begin offering service to all of the customers that have local loop connections to that central office. "Lines installed" represents the lines sold that are now being used by us to provide our services. Although the number of lines we service for each customer varies significantly, our primary focus is on the small- to medium-sized business customer. Over 90% of our customers have 20 lines or less. We plan to continue to focus on the small-to medium-sized business customer and expect that the number of lines per customer will remain at 20 or less for the vast majority of our customers. The table below provides selected key operational data for the quarters ended, each on a cumulative basis:

                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                          2001             2000
                                                     --------------   --------------
Markets served.....................................            34              25
Number of switches deployed........................            30              24
Central office colocations.........................           772             552
Lines installed....................................     1,005,900         499,700
Sales force employees..............................         1,571           1,231
Total employees....................................         3,948           2,936

RESULTS OF OPERATIONS--THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED
  WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

    During the third quarter of 2001 and 2000, we generated revenues of approximately $135.1 million and $80.0 million, respectively. For the nine months ended September 30, 2001 and 2000, we generated revenues of approximately $365.1 million and $190.2 million, respectively. The increase in revenue is attributable to an increase in number of customers and the number of lines installed. For the quarters ended September 30, 2001 and 2000, we sold 182,000 lines and 135,500 lines, and installed 136,200 lines and 91,900 lines, respectively. "Lines sold" by us represents the number of lines for which customers have placed orders with us to provide services. The services we provide over our own switches generate higher margins than services provided by other carriers that are resold by us. Over 91% of our installed lines were provided over our own switches, representing approximately 94% of our revenues as of September 30, 2001, and we expect this level of facilities-based service to remain constant over time. Gross margin has increased from approximately 47.7% for the quarter ended September 30, 2000 to approximately 51.4% for the quarter ended September 30, 2001. Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to continue to improve as our revenues increase and as we realize cost efficiencies in our network expenses.

    Local voice service revenues for the three months ended September 30, 2001 and 2000 were $85.4 million and $59.7 million, and for the nine months ended September 30, 2001 and 2000 were $238.7 million and $143.0 million respectively. Local voice service revenues as a percent of total revenues has decreased from approximately 75% for the quarter ended September 30, 2000 to approximately 63% for the quarter ended September 30, 2001. Local voice service revenues consisted of:

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

    Long distance service revenues for the third quarter of 2001 and 2000 were $7.8 million and $3.3 million, and for the nine months ended September 30, 2001 and 2000 were $19.6 million and $7.1 million, respectively. Long distance service revenues as a percent of total revenues has increased from approximately 4% for the quarter ended September 30, 2000 to approximately 6% for the quarter ended September 30, 2001. We reduced our pricing of long distance services during 2000 to respond to competitive pressures and we anticipate long distance pricing to continue at historically low levels given the current competitive environment. Although these reduced prices decrease our margins, we anticipate that more of our local service customers will purchase long distance service from us at our current pricing levels and through our continuing effort to promote the benefits of purchasing local, long distance and data services from a single provider.

    Data revenues, including revenues generated from Internet access, Web hosting and high-speed data services, for the quarters ended September 30, 2001 and 2000 were $41.9 million and $17.0 million, and for the nine months ended September 30, 2001 and 2000 were $106.8 million and $40.1 million, respectively. Data revenues as a percent of total revenues has increased from approximately 21% for the quarter ended September 30, 2000 to approximately 31% for the quarter ended September 30, 2001. We expect data revenues to continue to increase as a percent of total revenues (a) as we expand our data services offerings to existing local and long distance voice customers, (b) as we increase our offerings of packaged services that combine voice and data services which we market as the Allegiance Telecom Total Communications Options and
(c) as more small and medium-sized businesses turn to the Internet to enhance their productivity. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of data offerings.

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

    Similarly, the services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand. During 2000, we signed a long-term contract to provide data services to Genuity Solutions, Inc., a network services provider and operator of a nationwide Internet network. This contract established Genuity as our largest customer. Although we believe our relationship with Genuity remains strong, many other network service providers who provide dial-up Internet access services have either gone out of business or materially reduced their offerings and their demand for the services of companies like Allegiance which provide the local services necessary to connect dial-up customers to the Internet.

    Notwithstanding these trends and uncertainties, we believe the demand by end-user small and medium sized business customers for dedicated access to the Internet and for an efficient way to establish and maintain a web presence through shared hosting remains strong. Indeed, our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access line remains our fastest growing product offering. Our challenge in this area is building the provisioning processes and resources necessary to meet this demand. At the end of the third quarter of 2001 we had approximately 39,000 lines in backlog for this type of service and we are increasing our efforts to process these orders more quickly.

    With an increasing demand for dedicated Internet access and shared hosting services, we have had discussions, and will continue to have discussions in the foreseeable future, concerning potential acquisitions of Internet service providers, Web hosting and data services providers, and other providers of telecommunications and Internet services. We believe that investment capital for many of these providers is either unavailable or very difficult to obtain and, as a result, has created some attractive opportunities for us to acquire customers through acquisitions. Our ability to take advantage of these opportunities, however, is dependent on the market value of the company's common stock and access to capital. During the third quarter of 2001, we acquired the stock of Coast to Coast Telecommunications, Inc., a provider of local and long-distance telecommunications services. During the first quarter of 2001, we acquired the stock of Adgrafix Corporation and certain assets of HarvardNet, Inc., both Internet-based, web-hosting applications specialists. We have utilized the purchase method of accounting for these acquisitions. Accordingly, we have recognized the revenues earned since the closing of each of these acquisitions in our condensed consolidated statement of operations for the three and nine months ended September 30, 2001.

    The September 11, 2001 terrorist attacks have negatively impacted, and are expected to continue to negatively impact, the U.S. economy generally and in particular, the businesses in the New York metropolitan area. These events also had a negative impact on Allegiance's third quarter financial and operating results and may negatively impact future periods. With everyone's attention, including small to meduim sized businesses, focused on these events, many of our potential customers temporarily delayed purchasing decisions to switch local service providers. In addition, during the third quarter, some of our new customers requested a delay in the installation of our service or cancelled their service orders, particularly in the New York area, due to a desire to avoid any adjustment to their phone service during this time of crisis. We must coordinate with other telecommunications carriers, including the local incumbent phone company, and with third party equipment vendors in order for us to provide local service to our customers. If these other telecommunications carriers or vendors experience disruption to their business, such as disruptions caused by these terrorist attacks, our ability to provide service to our end-users may be affected. In the third quarter, as we and our suppliers, primarily Verizon Communications, the incumbent carrier serving the New York area, turned all efforts to the restoration of service to customers who were affected by these events, our installation of lines was delayed and some customers cancelled service as a result.

    We believe that the September 11th events also had a negative impact on our October 2001 financial and operating performance because, although gross sales of service rebounded from September levels, installations continued to be burdened by the delays caused by the September events. In the New York area, we saw both our backlog of orders pending as well as our cancellations increase due to these delays.

    For the quarters ended September 30, 2001 and 2000, network expenses were $65.7 million and $41.9 million, respectively. For the nine months ended September 30, 2001 and 2000, network expenses were $177.7 million and $103.5 million, respectively. The increase in network expenses is consistent with the deployment of our networks and initiation and growth of our services. Network expenses include:

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

    When we open new markets, we incur significant general and administrative expenses and network expenses before we begin to generate revenue from operations. Many of the network expenses, such as for transport facilities and colocation rent and power charges, are fixed costs that we do not recover until we build up a sufficient volume of traffic from customers. Consequently, as we continue to open new markets through 2001, we will continue to generate operating losses.

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

    Selling, general and administrative expenses increased to $95.9 million for the quarter ended September 30, 2001 from $69.9 million for the quarter ended September 30, 2000, primarily due to the growth of our business. On a year-to-date basis, selling, general and administrative expenses increased to $271.9 million for the nine months ended September 30, 2001 from $174.6 million for the nine months ended September 30, 2000. Selling, general and administrative expenses include salaries and related personnel costs, administration and administration related facilities costs, sales and marketing costs, customer care and billing costs, and professional fees. The number of employees increased to 3,948 as of September 30, 2001, from 2,936 as of September 30, 2000. As of September 30, 2001, the sales force, including sales managers and sales administrators, had grown to 1,571 from 1,231 as of September 30, 2000. As we continue to grow in terms of number of markets, customers and employees, we expect that ongoing selling, general and administrative expenses will increase.

    We amortized $0 million and $0.2 million of the deferred management ownership allocation charge, a non-cash charge to income, for the three and nine months ended September 30, 2001, respectively. The same charge for the three and nine months ended September 30, 2000 was $1.3 million and $5.9 million, respectively. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded
$122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. This deferred charge was fully amortized as of March 31, 2001.

    For the quarters ended September 30, 2001 and 2000, amortization of deferred compensation expense was $(5.3) million and $2.0 million, respectively, and for the nine months ended September 30, 2001 and 2000, amortization of deferred compensation expense was $2.8 million and $6.0 million, respectively. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and options granted to certain employees under our 1997 stock option plan and 1998 stock incentive plan. Due to recent market trends, during the three months ended September 30, 2001, we reversed a total of $7.0 million previously charged to deferred compensation expense related to employee stock options subject to variable accounting.

    During the third quarter 2001 and 2000, we recorded depreciation expense of $53.1 million and $29.6 million, respectively. For the nine months ended September 30, 2001 and 2000, depreciation expense was $132.6 million and $68.9 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 34 markets by September 30, 2001.

    In connection with the acquisitions completed to date, we assigned an aggregate of $46.1 million of the purchase price to customer lists and workforces. We also recorded an aggregate of $187.7 million of goodwill. Each of these intangible assets and the goodwill acquired prior to June 30, 2001 is being amortized over an estimated useful life of three years. For the quarters ending September 30, 2001 and 2000, we recorded $14.6 million and $6.3 million of amortization for goodwill and $3.4 million and $1.3 million of amortization of customer lists and workforces, respectively. For the nine months ending September 30, 2001 and 2000, we recorded $40.3 million and $12.6 million of amortization for goodwill and $9.4 million and $2.4 million of amortization of customer lists and workforces, respectively. Beginning January 1, 2002, we will no longer record amortization of goodwill in accordance with recently issued accounting pronouncements. Our purchase price allocation for the acquisitions made in 2001 is subject to post acquisition due diligence of the acquired entities and may be adjusted as additional information is obtained.

    We evaluate whether an impairment of enterprise goodwill may exist by comparing our net book value to our market capitalization. Market capitalization is calculated as the product of (i) the number of common shares issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If our market capitalization exceeds our net book value, impairment does not exist. If our market capitalization is less than our net book value, we evaluate whether the condition is other than temporary, based on our share price and related volatility over recent historical periods, our share price activity after the quarter end and other available evidence. At September 30, 2001, we had approximately 114.6 million common shares outstanding and a net book value of $729.9 million. At September 30, 2001, a common stock price below $6.37 per share would result in our net book value exceeding our market capitalization. At September 28, 2001, our common stock price was $3.01 per share. No impairment loss was recognized because we believe the condition to be a temporary decline in the price of our stock. Prior to September 30, 2001, our market capitalization had virtually never been below our book value. Future calculations of whether an impairment may exist will be affected by any future issuances or purchases of common stock, by any goodwill recorded in connection with future acquisitions, by any other changes to our net book value, and by the future common stock price.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement will (1) require that goodwill balances no longer be amortized but rather are assessed for impairment at least annually and (2) expand the classifications of other intangible assets, as well as the expected useful lives of these assets. We are required to adopt this statement as of January 1, 2002, as well as for all purchase business combinations initiated after June 30, 2001. We are currently assessing the provisions of this statement and do not believe that such provisions, other than the non-amortization of goodwill and reclassification of certain intangibles to goodwill, will have a material impact on our financial position.

    For the three months ended September 30, 2001 and 2000, and for the nine months ended September 30, 2001 and 2000, interest expense was $18.7 million, $16.3 million, $51.1 million and $52.6 million, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. Unamortized deferred debt issuance costs of $5.9 million related to the $225 million revolving credit facility were charged to interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and completion of the $500 million senior secured credit facilities. The amount of interest capitalized for the three and nine months ended
September 30, 2001 was $4.1 million and $13.5 million, respectively. For the same periods in 2000, the amounts were $3.6 million and $10.6 million, respectively. Interest income for the three and nine months ended September 30, 2001 was $4.5 million and $14.7 million, respectively. Interest income for the three and nine months ended September 30, 2000 was $15.1 million and $45.0 million, respectively. Interest income results from the investment of short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semiannual payments of interest through May 2001 on the 12 7/8% notes. Interest income during 2000 is greater than for the comparable periods in 2001 because we had additional cash invested in interest-bearing instruments as a result of our February 2000 equity offering. Additionally, during the nine months ended September 30, 2001, we recorded impairment losses against interest income related to interest-bearing investment securities deemed to have a permanent decline in fair value.

    Our net loss for the three and nine months ended September 30, 2001 and the three and nine months ended September 30, 2000, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation, was $106.5 million, $306.2 million, $73.3 million and $191.3 million, respectively.

    Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of a company. EBITDA is not derived pursuant to generally accepted accounting principles, and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. We had adjusted EBITDA losses of approximately $26.4 million and $31.7 million for three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, we had adjusted EBITDA losses of $84.6 million and $87.9 million, respectively. In calculating adjusted EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $(5.3) million and $2.8 million for the three and nine months ended September 30, 2001 and $3.3 million and $11.9 million for the three and nine months ended
September 30, 2000, respectively.

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

    We do not begin to develop a new market until we have raised the capital that we project to be necessary to build and operate our network in the market to the point at which operating cash flow from the market is sufficient to fund its ongoing operating costs and capital expenditures. We believe that all of our 36 target markets are now fully funded in this manner. We also believe that our existing cash on hand, together with an additional $150 million available under our senior secured credit facilities, are sufficient to fully fund our operations, planned capital investments and debt service requirements during the next twelve months and until such time as we have positive cash flow from operations on a consolidated basis to fund these items.

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

    For the quarters ended September 30, 2001 and 2000, we made capital expenditures of $88.4 million and $137.6 million, respectively. For the nine months ended September 30, 2001 and 2000, we made capital expenditures of $319.0 million and $332.7 million, respectively. We also used capital during these periods to fund our operations.

    In April 2000, we executed a procurement agreement with Lucent
Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. In July 2001, we amended this agreement to extend the term to six years. Under the amended agreement, we must complete purchases totaling $100 million by December 31, 2000, an aggregate of $160 million of purchases by September 30, 2001, an aggregate of $210 million by December 31, 2002, an aggregate of $257 million by December 31, 2003, an aggregate of $304 million by December 31, 2004, and the full $350 million of aggregate purchases on or before December 31, 2005. If we do not meet the required intermediate purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. Such shortfall payments may be applied to future purchases during the next succeeding year. If we do not purchase $350 million of products and services from Lucent and its affiliates by December 31, 2005, we will be required to provide cash settlement in an amount equal to the shortfall. We exceeded the required purchase milestone at December 31, 2000 and September 30, 2001. As of September 30, 2001, we have completed cumulative purchases under this contract totaling approximately $164 million. Pursuant to our business plan, we expect to incur approximately $365 million of capital expenditures in 2001, which includes the Lucent capital expenditure requirement for 2001.

    We have purchased dedicated fiber rings in 24 of our markets. As of September 30, 2001, we had dedicated fiber rings in operation in 14 markets including Austin, Chicago, Dallas, Denver, Ft. Worth, Houston, New York City, Northern New Jersey, Philadelphia, Portland, St. Louis, Seattle, Washington, D.C., and White Plains. The cost of these rings includes both the amounts we pay to the fiber ring provider as well as the cost of the electronic equipment that we purchase and install on the rings to make them operational. Our total costs to date have been $111 million, and our budget to complete the fiber rings for which we have commitments is approximately $232 million, which will be incurred over several periods ending in 2020. We plan to fund this cost with our available cash and future cash flow.

    As of September 30, 2001, we had approximately $537.6 million of unrestricted cash and short-term investments.

    On February 28, 2000, a three-for-two stock split of our common stock was effected in the form of a 50% dividend to shareholders of record on February 18, 2000. All references to the number of common shares and per share amounts have been restated to reflect the stock split for the periods presented.

    On February 3, 1998, we raised gross proceeds of approximately
$250.5 million in an offering of 445,000 units, each unit consisting of one
11 3/4% senior discount note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semiannually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from September 30, 2001 to February 15, 2003 of $70.4 million.

    We raised net proceeds of approximately $124.8 million in our offering of the 12 7/8% senior discount notes early in the third quarter of 1998. The
12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semiannually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from September 30, 2001 to May 15, 2008 of $3.2 million.

    In February 2000, we closed on $500.0 million of new senior secured credit facilities, which replaced our prior $225 million revolving credit facility. These new senior secured credit facilities consist of a $350.0 million revolving credit facility and a $150.0 million delayed draw term loan facility. These credit facilities are available, subject to satisfaction of certain terms and conditions, to provide purchase money financing for network build-out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office colocations. Interest on amounts drawn is variable, based on leverage ratios, and is expected to be the London Interbank Offered Rate + 3.25%. The initial commitment fee on the unused portion of these credit facilities will be 1.5% per annum, paid quarterly and will be reduced based upon usage. These credit facilities contain certain representations, warranties, covenants and events of default customary for credit of this nature and otherwise agreed upon by the parties.

    During the third quarter of 2001, we drew $200.0 million under the revolving credit facility due December 31, 2006 and $150.0 million under the delayed draw term loan due December 31, 2006. The initial interest rate on the outstanding balance is 6.28%

FORWARD-LOOKING STATEMENTS

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

RISK FACTORS

WE ANTICIPATE HAVING FUTURE OPERATING LOSSES AND NEGATIVE EBITDA AS WE CONTINUE TO EXPAND OUR BUSINESS AND ENTER INTO NEW MARKETS

    The expansion and development of our business and the deployment of our networks, systems and services will require significant capital and other expenditures, a substantial portion of which will need to be incurred before the realization of significant revenue from these activities. We have incurred net losses every year since we began operations. We will continue to have significant operating losses and our adjusted EBITDA will continue to be negative while we develop and expand our business and until we establish a sufficient revenue-generating customer base. We expect to experience increasing operating losses and negative adjusted EBITDA as we expand our operations. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, management allocation charges and non-cash deferred compensation. Adjusted EBITDA should not be construed as a substitute for operating income (loss) or cash flow from (used in) operations determined in accordance with generally accepted accounting principles. For the quarter ended September 30, 2001, we had net operating losses and net losses applicable to common stock of $106.5 million and negative adjusted EBITDA of approximately $26.4 million. We typically do not expect to achieve positive adjusted EBITDA in any market until at least our third year of operation in that market. We can make no assurances that we will achieve or sustain profitability or generate sufficient operating income or adjusted EBITDA to meet our working capital, capital expenditure and debt service requirements, and if we are unable to do so, this would have a material adverse effect on our business, financial condition and results of operations.

WE COULD LOSE REVENUE IF CALLS TO INTERNET SERVICE PROVIDERS ARE TREATED AS LONG DISTANCE INTERSTATE CALLS

    We earn "reciprocal compensation" revenue by terminating on our network, local calls that originate on another carrier's network. We believe that under the Telecommunications Act of 1996, other local exchange carriers should have to compensate us when their customers place calls to Internet service providers who are our customers. Most incumbent local carriers disagree. A majority of our reciprocal compensation revenues are from calls to our customers that are Internet service providers. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably and could have a material adverse effect on us. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is certain, which in most cases is upon receipt of cash. In addition, we anticipate that the per minute reciprocal compensation rate we receive from incumbent local carriers under our new interconnection agreements will be lower than it was under our previous agreements. These reductions in reciprocal compensation will have a material adverse effect on us if we are unable to offset them with other revenues.

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

    AT&T has challenged the switched access rates of Allegiance and other carriers and has withheld some or all payments for the switched access services that they continue to receive. AT&T has asserted that they have not ordered switched access service from us and/or that our charges for switched access services are higher than those of the larger carriers serving the same territory and are therefore unjust and unreasonable. AT&T has refused to pay us any originating access charges at our tariffed rates. Since 1997, the company has invoiced AT&T in excess of $25 million in aggregate for switched access services, a substantial portion of which remains unpaid by AT&T pursuant to AT&T's dispute of certain of the switched access charges.. On March 30, 2000, we filed a lawsuit against each of AT&T and Sprint in the Federal District Court of the District of Columbia requesting that such parties pay us for outstanding interstate and intrastate access charges. AT&T and Sprint filed counterclaims against us alleging that our access charges fail to comply with the Telecommunications Act of 1996 because they are unjust and unreasonable. We have settled this dispute with Sprint and in doing so have reached an agreement with respect to access charges payable by them for originating and terminating calls on our local networks. Although we believe we will ultimately receive payment from AT&T for the amounts owed to us by them, we cannot provide any assurance as to the amount of payments that we will ultimately receive, the actual outcome of the FCC proceedings or our lawsuit or the positions various states will take on the similar issue of intrastate switched access rates. If we do not receive payment from AT&T for interstate and intrastate access charges that we believe are owed to us, this will have a material adverse effect on us unless we are able to offset this access revenue with other revenues. In addition, our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on us.

    On July 5, 1999, the FCC issued a ruling to address the issue of competitive carrier access charges in the context of a complaint filed by MGC Communications, Inc. (now known as Mpower Communications), a carrier that had not been receiving payments from AT&T. In that ruling, the FCC stated that "AT&T is liable to MGC, at MGC's tariffed rate, for the originating access service that it received..." The FCC indicated that AT&T had no obligation to purchase access from MGC based on the arguments that MGC had made, but the FCC also made clear that there may be other requirements that could limit AT&T's ability to not purchase such access from a competitive local carrier. In response to that FCC decision, AT&T filed a Petition for Review with the FCC, which was denied on December 28, 1999. The FCC is also reviewing the switched access rate level issue and related matters in its Access Charge Reform docket. In this docket, the FCC has requested comment as to whether long distance carriers, also known as "interexchange carriers," may refuse to purchase switched access services from particular carriers. We are an active participant in that proceeding. In an action to collect unpaid access charges brought by several competitive carriers against AT&T and Sprint, the federal district court in Alexandria, Virginia referred two related issues to the FCC for decision. Pursuant to the referral, AT&T and Sprint asked the FCC to determine (1) whether any statutory or regulatory constraints prevent an interexchange carrier from declining access services or from terminating access services previously ordered or constructively ordered and if not (2) what steps interexchange carriers must take either to avoid ordering access or to cancel service after ordering or constructively ordering. On October 22, 2001, the FCC issued a Declaratory Ruling in response to AT&T's and Sprint's requests in which it held that where a CLEC's tariffed charges for access service were presumptively reasonable at the time service was offered, interexchange carriers such as AT&T and Sprint cannot refuse to exchange traffic with the CLEC. At all times relevant in our collection action against AT&T, access tariffs filed by non-dominant carriers such as Allegiance were presumptively lawful and reasonable. The FCC's
October 22nd ruling will likely be applied by the Court in our collection action against AT&T. AT&T has appealed the FCC's Declaratory Ruling to the Court of Appeals for the District of Columbia Circuit. We can provide no assurances that the outcome of this appeal will be in our favor, that the delay caused by the appeal will not have a material adverse effect on us or that, even if we are successful on the appeal, the result will not be subject to further appeal by AT&T.

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

    On May 31, 2000, the FCC approved a proposal made by a coalition of the largest incumbent local carriers, AT&T and Sprint, to restructure interstate access charges. Pursuant to the proposal, certain incumbent carriers, designated as "price cap" incumbent local carriers, are required to reduce their interstate access rates to targeted levels approved by the FCC or submit cost studies to justify different rates. We anticipate that implementation of the FCC's decision will lead to an industry-wide reduction in interstate access rates, even by those carriers that are not bound by the decision, including smaller carriers. Reduction in interstate access rates will have a material adverse effect on us unless we are able to offset the access revenues with other revenues.

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

WE ARE DEPENDENT ON EFFECTIVE BILLING, CUSTOMER SERVICE AND INFORMATION SYSTEMS AND WE MAY HAVE DIFFICULTIES IN DEVELOPING THESE SYSTEMS

    Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill and service customers, initiate, implement and track customer orders and achieve operating efficiencies. We are in the process of introducing a new billing platform across our geographic markets. Although we are taking steps to mange the migration to the new system and we believe that the new system will enhance our ability to accurately and efficiently bill for our services, we cannot assure you that the transition to the new system will be implemented without any adverse impact on our business. Since our inception, we have also been engaged in developing and integrating our essential information systems consisting of our billing system, our sales order entry system, our customer implementation system and our switch information systems. This is a challenging project because these systems were developed by different vendors and must be coordinated through custom software and integration processes. Our sales, line count and other core operating and financial data are generated by these systems and the accuracy of this data depends on the quality and progress of the system integration project. Although we have made significant progress in our system integration efforts, we have not completed it and we have experienced and expect to experience negative adjustments to our financial and operating data as we complete this effort. These adjustments have not had a material adverse effect on our financial or operating data to date but until we complete the entire project we cannot assure you that any such adjustments arising out of our systems integration efforts will not have a material adverse effect in the future. In addition, if we are unable to develop, acquire and integrate our operations and financial systems, our customers could experience delays in connection of service, billing issues and/or lower levels of client service. We also cannot assure you that any of our systems will be successfully implemented on a timely basis or at all or will perform as expected because:

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

WE ARE DEPENDENT ON MANY VENDORS AND SUPPLIERS AND THEIR FINANCIAL DIFFICULTIES MAY ADVERSELY AFFECT OUR BUSINESS

    We depend on many vendors and suppliers to conduct our business. For example, we purchase our network assets from equipment manufacturers and other suppliers and we lease fiber and other circuits from other carriers as well as from companies which construct these network elements for resale. Many of these third parties have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. In particular, the providers of fiber for our metropolitan fiber rings as well as our long-haul fiber routes have experienced financial difficulties, including difficulty in raising the necessary capital to complete fiber construction projects. The financial difficulties of these companies could have a material adverse affect on our business and prospects.

THE FINANCIAL DIFFICULTIES OF OUR CUSTOMERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

    We provide services to small and medium-sized businesses as well as other network service providers. Many of these businesses have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse affect on our financial results if we are unable to collect revenues from these customers. In addition, among other things, we believe companies in financial difficulty are less likely to expand their operations and related demand for communications services and to migrate from dial-up Internet connections to more advanced dedicated connections such as those that we offer.

THE FINANCIAL DIFFICULTIES OF OTHER COMPETITIVE COMMUNICATIONS PROVIDERS COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

    Many competitive local exchange carriers and other emerging communications providers have experienced substantial financial difficulties over the past year, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could reflect poorly on our own financial stability and may adversely affect the willingness of potential customers to move their communications services to an emerging carrier like Allegiance Telecom. Moreover, we have experienced efforts by established carriers to promote this problem and suggest to their customers that they should not risk placing their communications services in the hands of an emerging carrier. We believe these concerns are unfounded in our case and that raising these concerns with respect to Allegiance Telecom is inappropriate. We vigorously respond to illegal attempts by other carriers to spread false information about our financial stability. We have a lawsuit pending against AT&T in the Federal District Court in the District of Columbia regarding this practice.

UNDER CERTAIN CIRCUMSTANCES WE MAY NEED ADDITIONAL CAPITAL TO EXPAND OUR BUSINESS AND INCREASE REVENUES

    We may need additional capital to fund capital expenditures, working capital, debt service and cash flow deficits during the period in which we are expanding and developing our business and deploying our networks, services and systems. We believe that the borrowings under our credit facilities, together with our cash on hand, will be sufficient to pre-fund our business plan. However, we will only be able to borrow additional funds under these credit facilities if we are in compliance with the financial covenants and other conditions in our credit agreement. In the event we cannot borrow all of the funds committed under these credit facilities or if our estimates of capital requirements and revenues are inaccurate, we may need to access alternative sources of capital, reduce or delay capital expenditures, sell assets, refinance or restructure our debt and/or modify our business plan, which may have an adverse effect on us.

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

    We have a significant amount of debt outstanding and may need to access additional debt financing to fund our business plan, including under our credit facilities. On September 30, 2001, we had $983.2 million of outstanding indebtedness.

    This level of debt could:

    - impair our ability to obtain additional financing for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

    - require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the funds available for maintenance or growth of our business;

    - place us at a competitive disadvantage with those of our competitors who do not have as much debt as we do;

    - impair our ability to adjust rapidly to changing market conditions; and

    - make us more vulnerable if there is a continued downturn in general economic conditions or in our business.

    Our ability to repay or refinance our debt obligations will depend on our future financial and operational performance. We cannot assure you that we will be able to meet our working capital, capital expenditure and debt service requirements and if we are unable to do so, this could have a material adverse effect on our business, financial condition and results of operations.

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

    Our current and future financing arrangements contain and will continue to contain similar or more restrictive covenants, as well as other covenants that will require us to maintain specified financial ratios and satisfy financial tests. In addition, under our credit agreement, we have granted a security interest in substantially all of our and our subsidiaries' assets. As a result of these restrictions and encumbrances, we are limited in how we conduct business and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues and cash, we may not be able to pay interest and principal on our indebtedness.

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

    Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local carriers. As a new carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC has granted approval to Verizon to provide in-region long distance service in New York, Connecticut, Massachusetts and Pennsylvania and to SBC Communications to provide in-region long distance service in Texas, Oklahoma and Kansas. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service or a regional Bell operating company otherwise fails to meet our requirements, for example, because of (1) labor shortages, (2) work stoppages or (3) disruption caused by mergers or other organizational changes or terrorist attacks, our ability to offer local services in such region on a timely and cost-effective basis will be adversely affected.

THE NEED TO MOVE FROM TARIFFS TO INDIVIDUAL CONTRACTS FOR DOMESTIC INTERSTATE AND INTERNATIONAL LONG DISTANCE SERVICES MAY INCREASE OUR COSTS

    In a decision issued April 28, 2000, the United States Court of Appeals for the District of Columbia affirmed the FCC's 1996 order that prohibits the filing of tariffs for domestic interstate long distance service. The FCC's order, which had been stayed by the Court pending its decision, went into effect on July 31, 2001, as of which date carriers were required to cancel all interstate domestic long distance tariffs on file with the FCC and file no new tariffs for such service. Although the FCC will not accept interstate long distance tariffs for filing after July 31, 2001, carriers will still be required to maintain and make available to the public upon request the rates, terms and conditions applicable to their domestic long distance services. In the absence of retail tariffs, we will be required to memorialize our legal relationship with our long distance customers by some other means, such as individual contracts setting forth the rates, terms and conditions of service. Negotiating individual contracts in this manner is likely to increase our cost of providing domestic interstate long distance services. In an order issued March 16, 2001, the FCC ruled that carriers likewise are prohibited from filing tariffs for international long distance service. Within nine months of the effective date of the FCC's order, carriers will be required to cancel all international long distance tariffs on file with the FCC and file no new tariffs for such service.

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

    The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint and many smaller long distance carriers. Other competitors are likely to include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has granted approval to provide in-region long distance service to Verizon in New York, Connecticut, Massachusetts and Pennsylvania and to SBC Communications in Texas, Oklahoma and Kansas and other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

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

    The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained through our subsidiary, Allegiance Telecom International, Inc., prior FCC authorization for installation and operation of international facilities and the provision, including by resale, of international long distance services. Additionally, we currently have on file a publicly available tariff detailing our services and pricing with the FCC for international long-distance services. As noted above, as of July 31, 2001, we were prohibited from filing tariffs with the FCC for domestic interstate long distance service and were required to cancel any such tariffs on file as of that date. As of nine months from the effective date of the FCC's March 16, 2001 order detariffing international services, we will also be prohibited from filing tariffs with the FCC for international long distance service and will be required to cancel any such tariffs on file as of that date.

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

    Regulators at both the federal and state level require us to pay various fees and assessments, file periodic reports, and comply with various rules regarding the contents of our bills, protection of subscriber privacy, service quality and similar matters on an ongoing basis.

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

DEREGULATION OF THE TELECOMMUNICATIONS INDUSTRY INVOLVES UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS

    The Telecommunications Act of 1996 provides for a significant deregulation of the domestic telecommunications industry, including the local exchange, long distance and cable television industries. The Telecommunications Act of 1996 remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing and other issues that could result in significant changes to the business conditions in the telecommunications industry. We cannot assure you that these changes will not have a material adverse effect upon us.

THE REGULATION OF INTERCONNECTION WITH INCUMBENT LOCAL CARRIERS INVOLVES UNCERTAINTIES, AND THE RESOLUTION OF THESE UNCERTAINTIES COULD ADVERSELY AFFECT OUR BUSINESS

    Although the incumbent local carriers are required under the Telecommunications Act of 1996 to unbundle and make available elements of their network and permit us to purchase only the origination and termination services that we need, thereby decreasing our operating expenses, such unbundling may not be done as quickly as we require and may be priced higher than we expect. This is important because we rely on the facilities of these other carriers to connect to our high capacity digital switches so that we can provide services to our customers. Our ability to obtain these interconnection agreements on favorable terms, and the time and expense involved in negotiating them, can be adversely affected by legal developments.

    The United States Supreme Court vacated a FCC rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the basic network elements, such as local loops, the connection from a customer's location to the established telephone company, and dedicated transport, used by us. It is likely that this order may be subject to further agency reconsideration and/or court review. While these court and FCC proceedings were pending, we entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we will be able to obtain renewal of these agreements on as favorable terms when they expire.

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

OUR PAST AND FUTURE ACQUISITIONS MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND DIVERT MANAGEMENT ATTENTION

    We have acquired a number of companies and we may in the future acquire or invest in additional businesses that we believe could complement or expand our business, augment our market coverage, enhance our service offerings or that may otherwise offer other opportunities. We may encounter problems with the assimilation of acquired businesses, including, among others:

    - the difficulty of integrating the acquired operations, including provisioning, billing and customer service systems;

    - the diversion of personnel from other business concerns and potential disruption of our ongoing business;

    - unanticipated costs associated with acquisitions;

    - the difficulty in combining the service offerings of the acquired company with our existing service offerings;

    - the inability of management to maintain uniform standards, controls, procedures and policies;

    - the risks of entering businesses and markets in which we have little or no direct prior experience;

    - the impairment of relationships with employees or customers of the acquired company as a result of changes in management or otherwise arising out of such transactions;

    - use of some of our available cash to purchase these businesses; and

    - dilution of current stockholders due to issuances of additional securities as consideration for acquisitions.

    We can make no assurances that we will be able to successfully integrate acquired businesses or operations that we have acquired or that we may acquire in the future. In addition, we may not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from such acquisitions, we may incur increased expenses and experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment.

OUR STOCK HAS BEEN EXTREMELY VOLATILE

    Our stock has experienced significant price and volume fluctuations. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of factors, including but not limited to the following, some of which are beyond our control:

    - revenues and operating results of our company or other emerging communications companies failing to meet the expectations of securities analysts or investors in any period;

    - failure to successfully implement our business strategy;

    - announcements of operating results and business conditions by our customers and competitors;

    - technological innovations by competitors or in competing technologies;

    - announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

    - announcements by third parties of significant claims or proceedings against us;

    - investor perception of our industry or our prospects;

    - economic developments in the telecommunications industry or general market conditions; or

    - events such as the September 11, 2001 terrorist attacks in the United States.

FUTURE SALES OF OUR STOCK BY EXISTING STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

    As of September 30, 2001, we had 114,555,096 shares of common stock outstanding and 21,324,694 shares of common stock reserved for issuance upon exercise of outstanding options and warrants. Many of these shares are "restricted securities" under the federal securities laws, and such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding Allegiance. Sales of substantial amounts of stock in the public market, or the perception that sales could occur, could depress the prevailing market price for our stock. Sales of substantial amounts of stock in the public market may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS COULD LIMIT OUR SHARE PRICE AND DELAY A CHANGE OF MANAGEMENT

    Our charter and bylaws contain provisions that could make it more difficult or even prevent a third party from acquiring Allegiance without the approval of our incumbent board of directors. In addition, our credit facilities and some of our other agreements may discourage a change in control.

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

    Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2001, based on the estimated average 2000 earned rate on investments, is $29.6 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $4.7 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

                                                       QUARTER ENDING
                                    -----------------------------------------------------
                                     MARCH       JUNE     SEPTEMBER   DECEMBER
                                      2001       2001       2001        2001      TOTAL
                                    --------   --------   ---------   --------   --------
                                                    (DOLLARS IN MILLIONS)
Estimated average investments.....   $577.5     $404.7     $425.0      $473.8       N/A
Estimated average interest earned
  at the average rate of 6.3% for
  the year ended December 31,
  2000............................   $  9.1     $  6.4     $  6.7      $  7.4     $29.6
Estimated impact of interest rate
  drop............................   $  1.4     $  1.0     $  1.1      $  1.2     $ 4.7

    Our outstanding long-term debt consists both of long-term, fixed rate notes, not subject to interest rate fluctuations, and our senior secured credit facilities. Borrowings under our senior secured credit facilities incur interest at a variable rate, based on leverage ratios, and is currently the London Interbank Offered Rate + 3.25%. Our initial borrowing rate of 6.28% will remain fixed until

March 2002. Therefore, we will not be exposed to market risk related to rate fluctuations during the remainder of 2001.

    During 2002, we will be exposed to market risk related to market changes in the London Interbank Offered Rate and other market indexes. Based on our current level of debt, the impact of a 100-basis-point increase in our average interest rate would cause an increase in interest expense during 2002 of $3.5 million.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The 2001 annual meeting of stockholders was held on July 26, 2001. The number of shares of common stock present at the annual meeting in person or by proxy and voting and withholding authority to vote was 102,087,493 or 89.9% of the common stock of Allegiance outstanding on May 29, 2001, the record date for the annual meeting.

    (b) The following nominees, having received the FOR votes set opposite their respective names, constituting a plurality of the votes cast at the annual meeting for the election of directors, were elected directors of Allegiance to terms expiring in 2004.

DIRECTOR                                                   FOR       WITHHELD
--------                                               -----------   ---------
Howard I. Hoffen.....................................  100,813,425   1,274,068
Royce J. Holland.....................................   98,433,546   3,653,947
Reed E. Hundt........................................  101,664,038     423,455
James N. Perry, Jr...................................  101,866,997     220,496

    James E. Crawford, III, John B. Ehrenkranz, Paul J. Finnegan, and
Anthony J. Parella are directors of Allegiance whose terms expire in 2002 and Richard D. Frisbie, Andrew Lipman, Thomas M. Lord and C. Daniel Yost are directors of Allegiance whose terms expire in 2003.

    (c) Stockholders approved the amendment to Allegiance's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Allegiance common stock from 150,000,000 to 750,000,000. The vote was 63,039,545 shares FOR and 39,036,769 shares AGAINST such amendment, with 11,179 shares abstaining.

    (d) Stockholders ratified the appointment of Arthur Andersen LLP, as independent public accountants, to audit Allegiance's consolidated financial statements for the current year ending December 31, 2001. The vote was 102,001,375 shares FOR and 75,237 shares AGAINST such ratification, with 10,881 shares abstaining.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibits are filed with this report and made a part hereof.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         4.1            Certificate of Amendment to Amended and Restated Certificate
                        of Incorporation

        10.1            Amendment One to Master Procurement Agreement dated
                        July 13, 2001 between Allegiance Telecom, Inc. and Lucent
                        Technologies Inc.

        11.1 Statement regarding computation of per share loss for the three months ended September 30, 2001

        11.2 Statement regarding computation of per share loss for the nine months ended September 30, 2001

        11.3 Statement regarding computation of per share loss for the three months ended September 30, 2000

        11.4 Statement regarding computation of per share loss for the nine months ended September 30, 2000

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ALLEGIANCE TELECOM, INC.

                                                       By:             /s/ ROYCE J. HOLLAND
                                                            -----------------------------------------
                                                                      Name: Royce J. Holland
                                                               Title: CHAIRMAN AND CHIEF EXECUTIVE
                                                                             OFFICER

                                                       By:              /s/ THOMAS M. LORD
                                                            -----------------------------------------
                                                                       Name: Thomas M. Lord
                                                            Title: EXECUTIVE VICE PRESIDENT AND CHIEF
                                                                        FINANCIAL OFFICER

Dated: November 14, 2001

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         4.1            Certificate of Amendment to Amended and Restated Certificate
                        of Incorporation

        10.1            Amendment One to Master Procurement Agreement dated
                        July 13, 2001 between Allegiance Telecom, Inc. and Lucent
                        Technologies Inc.

        11.1 Statement regarding computation of per share loss for the three months ended September 30, 2001

        11.2 Statement regarding computation of per share loss for the nine months ended September 30, 2001

        11.3 Statement regarding computation of per share loss for the three months ended September 30, 2000

        11.4 Statement regarding computation of per share loss for the nine months ended September 30, 2000