Form 10-K405
period 2001-12-31
ALLEGIANCE TELECOM INC
filed 2002-04-01
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO                             .

COMMISSION FILE NUMBER: 0-24509

ALLEGIANCE TELECOM, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State of Incorporation)	75-2721491 (IRS Employer Identification No.)
9201 NORTH CENTRAL EXPRESSWAY DALLAS, TEXAS (Address of Principal Executive Offices)	75231 (Zip Code)

(214) 261-7100
Registrant's Telephone Number, Including Area Code

NONE
Securities Registered Pursuant to Section 12(b) of the Act

COMMON STOCK, PAR VALUE $.01, QUOTED ON THE NASDAQ NATIONAL MARKET
Securities Registered Pursuant to Section 12(g) of the Act

        Indicate by check mark whether Allegiance Telecom (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Allegiance Telecom's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Based on the closing sales price on the Nasdaq National Market on March 27, 2002 of $3.12, the aggregate market value of our voting stock held by non-affiliates on such date was approximately $259.8 million. Shares of common stock held by directors and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 27, 2002, Allegiance Telecom, Inc. had 116,023,655 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

•
Portions of Allegiance Telecom's definitive proxy statement for the annual meeting of stockholders for the fiscal year ended December 31, 2001, which will be filed with the SEC by April 30, 2002, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
TO
ALLEGIANCE TELECOM, INC.'S ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDING DECEMBER 31, 2001

i

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

        Our business plan covers 36 of the largest metropolitan areas in the United States. We completed our network rollout during 2001, with all 36 targeted markets operational as of December 31, 2001. These markets are Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Ontario/Riverside CA, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains NY. With a strategy focusing on the central business districts and suburban commercial districts in these areas, we plan to address a majority of the non-residential lines in most of our targeted markets. We estimate that our 36 target markets include over 30 million non-residential lines, representing approximately 57% of the total non-residential lines in the United States which provide us with a large base of potential customers. The number of non-residential lines that we actually service will depend on our ability to attract, service and retain customers.

        We were formed in 1997 by a management team of industry veterans to take advantage of the opportunity for local communications competition that the Telecommunications Act of 1996 was designed to create. Since we formed our company, we have focused on building a reliable nationwide network based on proven technologies, a strong nationwide direct sales force and efficient information processing systems to support our operations. We believe that by doing so we can position ourselves to compete effectively with the monopoly local telephone companies, also referred to as "incumbent local carriers," most of whom do not address our customers with direct sales efforts and are burdened by legacy operational support systems.

        The Telecommunications Act of 1996 was enacted to open the local telecommunications market to competition. This law provides that companies designated as "competitive local exchange carriers" would have the right to lease various essential elements of the networks owned by the monopoly local telephone companies. These established telephone companies own what is commonly referred to as the "last mile" of the communications network, meaning the portion of the network connecting central office telephone switches to end user customers. Duplicating this portion of the network would require far more capital investment than any new competitor could justify, especially when trying to serve small and medium-sized business customers. Thus, prior to the enactment of this legislation, local competition generally existed only with respect to very large businesses, where the potential revenue from a single customer or group of customers in a single building could justify the construction of direct connections to the customer premises. The requirement to make essential elements of the existing networks available to competitors embodied in the Telecommunications Act of 1996, therefore, should enable competitive carriers to more efficiently provide local telecommunications services to small and medium-sized business customers located throughout a metropolitan area.

        As we have developed our local networks to service end user customers, we have also attempted to capitalize on our expertise and investment in the part of the telecommunications network that connects directly to customers, by maximizing the use of our network assets. In building a nationwide network to serve end user customers, we have fixed costs in many assets that are underutilized during those times of day when our small to medium-sized business customers are not placing or receiving as many voice and data calls. We have taken advantage of this underutilization by providing network solutions to other service providers, primarily the leading national providers. These national network providers also have end user customers but do not have the facilities and expertise to directly access these customers through the last mile of the communications network. Many of these providers focus on the residential Internet access market. We believe that in many cases, the traffic patterns in that market generally complement those of our end user business customers, making this business an incremental revenue opportunity that leverages our fixed network assets.

        The other way we serve our customers and leverage our focus on the small and medium-sized business end users is by providing innovative applications of existing technologies. An example is our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single line. In addition, we have developed electronic commerce products designed to help these customers market their products and services on-line, improve communication and collaboration and increase productivity. While these types of products and solutions are readily available to larger business customers that can afford to devote the resources necessary to develop and customize them internally, we believe that smaller business customers are demanding easy to use electronic commerce solutions that allow them, with minimal design and development costs, to market products on-line and increase their own productivity.

OUR SERVICES

        We tailor our service offerings to meet the specific needs of the small and medium-sized business customers. Our strategy is to use our close contact with customers through our direct sales force and customer care personnel to enable us to tailor service offerings to meet customers' needs and to creatively package services to provide "one-stop shopping" solutions for those customers. For example, we offer local and long distance voice services together with Internet access in all of our markets, enabling customers to look to a single provider for their communications needs.

        Local Telephone Services.    We offer local telephone services, including basic local voice services as well as other features such as:

  •
  call forwarding;

  •
  call waiting;

  •
  caller number identification and/or calling name identification;

  •
  call transfer;

  •
  automatic call back;

  •
  distinctive ringing;

  •
  station-to-station four-digit dialing without a private branch exchange; and

  •
  voice mail.

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

        Broadband and Other Internet Services.    We offer high speed data transmission services, such as:

  •
  dedicated broadband Internet access, also known as "wideband," which allows large quantities of data to be transmitted over the Internet to and from the customer's premises;

  •
  wide area network interconnection, which are remote computer communications systems that allow file sharing among geographically distributed workgroups; wide area networks typically use links provided by local telephone companies; and

  •
  Internet Protocol aggregation service that allows service providers, enterprise networks and other large customers to expand in existing markets and move into new markets with minimal capital cost by allowing them to aggregate Internet traffic at a single point of access into the network and distribute in any of our 36 U.S. markets.

        Many of our current and future target small and medium-sized business customers do not use data or Internet access services in their businesses. If the current trend of conducting business electronically over the Internet continues, we expect that small and medium-sized businesses will increasingly find the need to purchase Internet access services. To facilitate this expected trend and to assist our customers in taking advantage of the opportunities offered by electronic commerce, we have continued to expand our Internet access services. In addition to Internet access, our basic Internet access package includes domain name registration, email accounts and email storage space. We have also invested in acquiring and growing our website hosting business that allows our customers to maintain a website that can be located on our computers and supported and maintained by our web hosting personnel. Our web hosting packages include user-friendly tools that help customers design their own web site without needing any extensive programming skills and electronic commerce services that make it easy to set up an online retail presence, complete with secure online ordering, shopping cart and credit card processing capabilities.

        We believe that with the recent growth in demand for Internet services, many Internet service providers are unable to obtain network capacity rapidly enough to meet customer demand and eliminate network congestion problems, especially at the edge of the communications network where we have focused our business. We have attempted to address this demand by offering local services to Internet service providers, primarily the national service providers. These services include the management of local telephone numbers, the provision and management of modems and the provision of Internet access.

        Our ability to offer competitive broadband services depends on the continuation of the current regulatory and legislative structure that allows us to take advantage of the unbundling requirements of the Telecommunications Act of 1996 for both voice and data services. In recent months, the emphasis on reconsidering the treatment of broadband data services under applicable law and regulations has increased and there are now both legislative and regulatory initiatives that could severely limit our ability to offer broadband services in an efficient and profitable manner. These initiatives are discussed in more detail under the "Risk Factors" discussion below.

        Bundled Services.    We offer a variety of services in which we bundle local, long distance and data services. With our Total Communications Options offering, we provide customers with voice and Internet access over a single line with up to 20 voice channels and up to 1 Mps of Internet access. With our Select Offering, we provide customers with multiple locations with free nationwide calling between their locations that subscribe to Allegiance local and long distance service. We believe our ability to offer bundled services generally and on a nationwide basis in particular allows us to offer services that the incumbent local exchange carriers do not offer. We believe that as the incumbent local exchange carriers obtain permission to offer long distance services in more and more states, our competitive advantage in offering bundled services will diminish.

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

        For the small and medium-sized business customer market, we organize account executives into teams with a team manager and a sales support specialist for each market. These teams use telemarketing to "qualify" leads and set up initial appointments. We closely manage the number of sales calls that account executives make per week, with the goal of eventually calling on every prospective business customer in an account executive's sales territory. We use commission plans and incentive programs to reward and retain the top performers and encourage strong customer relationships. The sales team managers for each market report to a city sales vice president who in turn reports to a regional vice president.

        Our national account teams focus on multi-location, national companies. Through consultative selling, we are able to offer these companies one-stop shopping by leveraging our nationwide network footprint. We believe we have a competitive advantage with respect to this opportunity because the regional Bell operating companies to date have not offered many services beyond the regions in which they benefit from near monopoly market share.

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

        The productivity of our sales force is recorded and made available on our internal computer systems on a continuous basis. This allows our management to track sales volumes by market, by sales team and by sales representative at any time. We believe the development of this system has enabled us to more effectively manage our sales force.

        In our customer care center in Dallas, Texas, we employ customer care representatives who receive calls from customers experiencing service or billing problems. These representatives open trouble tickets for each customer care issue. These trouble tickets provide a written record of the nature of the customer's issue and allow us to more efficiently address customer concerns and analyze the root cause of any problems that may occur in our network. Our customer care representatives are trained to proactively resolve customer service problems. If the front-line customer care representatives are unable to do so, they escalate the issue to our national repair center team that specializes in handling more complex service issues. The efforts of our customer care function are enhanced by our state-of-the-art network operations control centers, located in Dallas and in Greenbelt, Maryland. Through these centers, we monitor the performance of our network at all times so that we are in a position to maintain a high level of network performance. Our customer care personnel are also trained in working with the customer care organizations of other carriers such as the established local telephone companies. This coordination is essential to successful customer service because our customers' service issues can be caused by problems on the networks of other carriers.

INFORMATION SYSTEMS AND COMPLETING CUSTOMER ORDERS

        Providing local voice and data services is a complex process that requires extensive coordination between the customer's old and new service providers. Our primary competitors are the incumbent local carriers, so most of our sales involve us working closely with these companies to efficiently move customers from their networks to ours. We believe that a key to success in our business is the ability to develop customized information systems and procedures that allow us to process large order volumes and provide the necessary customer service. As a result, we have devoted significant resources to this aspect of our operations. Our systems must enable us to enter, schedule, provision, and track a customer's order from the point of sale to the installation and testing of service. They must also permit us to interface with trouble management, inventory, billing, collection and customer service systems. We have invested substantial effort and funds into building our systems to include these capabilities.

NETWORK ARCHITECTURE

        An important element of our strategy is to install Lucent Series 5ESS(R)-2000 digital switches, an electronic device used to connect two separate entities, and related equipment at a central location in each market. As of December 31, 2001, we had deployed 31 switches to serve 36 markets. We have also deployed new technology called "softswitches" to complement our existing network infrastructure of digital switches, which is based on a traditional circuit-switched technology. Softswitch technology allows us to use "packet switching;" we believe that packet switching will allow for greater capital efficiencies and rapid deployment of enhanced services required by our customers. Circuit switching is a reliable technology in which the entire circuit is dedicated to the transmission of a single user's phone call and as a result, the circuit cannot be used by anyone else until the call ends. With packet switching, much more traffic can move over a line simultaneously.

        Our nationwide network is controlled and monitored by a state-of-the-art network operations control centers located in Dallas and Greenbelt, Maryland. We also have locally based switch engineers and technicians to manage each switch and other telecommunications equipment.

        We lease local network facilities from established telephone companies to connect our switches to the established telephone companies' wire centers serving major areas of business concentrations in each market. Initially leasing these facilities allows us to begin operations in a new market more quickly and generally at a lower upfront cost than building these facilities; however, we may choose to purchase fiber technology such as dark fiber, as and when we experience sufficient growth in our traffic volume and customer base or as other factors make fiber technology more attractive. "Dark fiber" is a type of fiber where no light is transmitted through it while it is unused. We have already implemented this next phase by acquiring indefeasible rights to use fiber from various vendors in 24 of our markets. These fiber rings are expected to provide us with a reliable, diverse and robust connection to many of our central office locations throughout a market. As of December 31, 2001, we had dedicated fiber rings in operation in 21 markets including Austin, Boston, Chicago, Dallas, Denver, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, St. Louis, Seattle, Washington, D.C., and White Plains.

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

        Before providing local service, a new entrant must negotiate and execute an interconnection agreement with the incumbent local carrier. While such agreements can be voluminous and may take months to negotiate, most of the key interconnection issues have now been thoroughly addressed and commissions in most states have ruled on arbitrations between the incumbent carriers and new entrants. However, interconnection rates and conditions may be subject to change as the result of future state or federal commission actions or other changes in the regulatory environment. Under a United States Supreme Court ruling, new entrants may adopt either all or portions of an interconnection agreement already entered into by the incumbent carrier and another carrier. We have selectively adopted this approach to enable us to enter markets quickly, while at the same time preserving our right to replace the adopted agreement with a customized interconnection agreement that can be negotiated once service has already been established.

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

        The Telecommunications Act is intended to increase competition. This Act was designed to open the local services market by requiring incumbent local carriers to permit interconnection to their networks and establishing incumbent local carriers' obligations with respect to:

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

          Interconnection.    Requires all incumbent local carriers and competitive local carriers to permit their competitors to interconnect with their facilities. Requires all incumbent local carriers to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, colocation of the requesting carrier's equipment in the incumbent local carriers' premises must be offered, except where an incumbent local carrier can demonstrate space limitations or other technical impediments to colocation.

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

        The FCC's rules implementing the incumbent local carrier interconnection obligations described above have been the subject of considerable litigation. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit narrowly interpreted the FCC's power to prescribe and enforce rules implementing the Telecommunications Act. On January 25, 1999, the United States Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's broad authority to issue rules implementing the Telecommunications Act, although it did vacate a rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC issued revised rules that largely reaffirmed, and in some respects expanded, the duty of incumbent carriers to offer unbundled network elements and stated its intention to review every three years the unbundling obligations of incumbent carriers. These rules were appealed and that appeal is still pending before the Court of Appeals for the District of Columbia Circuit.

        On December 9, 1999, the FCC released an order requiring the incumbent carriers to offer "line sharing" arrangements that permit competitors like us to offer digital subscriber line, also known as DSL service-over the same copper wires used by the incumbent to provide voice service. The FCC's ruling has been appealed and that appeal is pending before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of the appeal but do not believe it will have a material impact on our current business because we do not rely on line sharing in any material way.

        On March 17, 2000, the U.S. Court of Appeals for the District of Columbia Circuit vacated certain FCC rules relating to colocation of competitors' equipment in incumbent local carrier central offices. This decision required the FCC to limit colocation to equipment that is "necessary" for interconnection with the incumbent local carrier or access to the incumbent local carrier's unbundled network elements. On August 8, 2001, the FCC issued revised colocation rules on remand that reaffirmed that all of the equipment we currently place in colocation arrangements is necessary for these purposes. The FCC's decision has been appealed and that appeal is pending before the U.S. Court of Appeals for the District of Columbia.

        On February 15, 2002, the FCC released a Notice of Proposed Rulemaking requesting comment on the future regulatory treatment of wireline broadband Internet access services. The FCC has tentatively concluded that when an entity provides wireline broadband Internet access over its own transmission facilities, the service should be classified as an information service, rather than a telecommunications service. If the FCC adopts this conclusion, wire-line broadband Internet access services provided by incumbent carriers would be subject to substantially less regulation. Allegiance purchases unbundled transmission facilities from incumbent carriers to provide our own broadband Internet access service. While we cannot predict the outcome of this proceeding, any curtailment of the incumbent carriers' unbundling obligations for the transmission component of broadband Internet access services could materially increase our costs and adversely affect our ability to compete effectively with the incumbent carriers' broadband Internet access products.

        On February 27, 2002, the U.S. House of Representatives passed H.R. 1542, the Tauzin-Dingell bill, by a 273-157 vote. The current Telecommunications Act requires the incumbent carriers to lease access to their high-speed networks to their competitors at wholesale rates. Under the Tauzin-Dingell bill, competitors are still able to purchase access to unbundled copper loops and to lease access to the incumbent carriers' high-speed networks. However, the bill classifies high-speed services as "nondominant," which would relieve the incumbents of the obligation to price such access at cost-based rates. The bill also enables the incumbent carriers potentially to limit competitors' access to their networks, by eliminating the obligation to provide unbundled access to certain technologies, including fiber lines and packet switches, and to provide colocation space within remote terminals. Finally, the bill allows the regional Bell companies to immediately enter the long distance market for data without first demonstrating that their local voice markets are open to competition. Because no action has yet been taken on the bill in the Senate, we cannot predict whether the bill or any amendments to the bill will actually become law. If the bill is passed as currently written, this will have a material adverse affect on our business.

        On December 20, 2001, the FCC issued a notice of proposed rulemaking to commence its triennial review of the incumbent local exchange carriers' unbundling obligations. We cannot predict the outcome of that proceeding but the FCC's tentative conclusions reached in the December 2001 Notice of Proposed Rulemaking indicate that the triennial review and related FCC rulemaking activities could attempt to accomplish much of what the Tauzin-Dingell bill is designed to accomplish. As such, these activities could lead to new regulations that have a material adverse affect on our business. At a minimum, they increase the uncertainty surrounding our ability to rely on the existing legislative and regulatory scheme on which we have based our current business plan. The expected length of these deliberations will cause this uncertainty to continue for many months.

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

  •
  obtaining FCC approval upon a showing that the regional Bell operating company has entered into interconnection agreements or, under some circumstances, has offered to enter into such agreements in those states in which it seeks long distance relief;

  •
  the interconnection agreements satisfy a 14-point "checklist" of competitive requirements; and

  •
  the FCC is satisfied that the regional Bell operating company's entry into long distance markets is in the public interest.

        The FCC has granted approval to Verizon (formerly known as Bell Atlantic) to provide in-region long distance service in New York, Massachusetts, Rhode Island, Connecticut and Pennsylvania and to SBC Communications to provide in-region long distance service in Texas, Oklahoma, Kansas, Missouri and Arkansas. In addition, Verizon has filed an application to offer such service in New Jersey and BellSouth Telecommunications has filed an application to offer such services in Georgia and Louisiana. It is likely that the regional Bell operating companies will file applications to offer long distance services in a number of additional states this year and receive approval to offer long distance services in one or more states. This may have an unfavorable effect on our business. We are legally able to offer our customers both long distance and local exchange services, which the regional Bell operating companies, other than Verizon in New York, Massachusetts, Rhode Island, Connecticut and Pennsylvania and SBC in Texas, Oklahoma Kansas, Missouri and Arkansas currently may not do. Our ability to offer "one-stop shopping" gives us a marketing advantage that we would no longer enjoy. See "—Competition."

        On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million, and expanded the federal subsidies for local exchange telephone services provided to low-income consumers. The FCC more recently adopted rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Providers of interstate telecommunications service, such as us must pay for a portion of these programs. Our share of these federal subsidy funds will be based on our share of certain defined interstate telecommunications end user gross revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. In February 2002, the FCC issued a Notice of Proposed Rulemaking seeking comment on whether it should substitute a connection based universal service contribution scheme for the current revenue based scheme. Under the FCC's proposal, carriers would contribute to the universal service fund based on the number and capacity of lines provided to end users.

        Under authority granted by the FCC, we resell the international telecommunications services of other common carriers between the United States and international points. In connection with such authority, our subsidiary, Allegiance Telecom International, Inc., has filed tariffs with the FCC stating the rates, terms and conditions for our international services. On March 16, 2001, the FCC ruled that carriers must detariff international services, which required us to cancel the tariffs we had on file in January 2002.

        With respect to our domestic service offerings, certain of our subsidiaries have filed tariffs with the FCC stating the rates, terms and conditions for their interstate services. Our tariffs are generally not subject to pre- effective review by the FCC, and can be amended on one day's notice. However, the FCC does have jurisdiction to require changes in these tariffs. See "Risk Factors—The Regulation of Access Charges Involves Uncertainties, and the Resolution of These Uncertainties Could Adversely

Affect Our Business." The FCC ordered carriers that provide interstate long distance services to detariff their retail services no later than July 31, 2001. Pursuant to this order, we cancelled our FCC interstate tariffs as of July 31, 2001.

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

        On February 26, 1999, the FCC released a Declaratory Ruling determining that Internet service provider traffic is interstate for jurisdictional purposes, but that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements, and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The FCC also requested comment on alternative federal rules to govern compensation for such calls in the future. In response to the FCC ruling, some regional Bell operating companies have asked state commissions to reopen previous decisions requiring the payment of reciprocal compensation on Internet service provider calls. Some Bell companies appealed the FCC's Declaratory Ruling to the U. S. Court of Appeals for the District of Columbia Circuit, which issued a decision on March 24, 2000, vacating the Ruling and remanding the case to the FCC. The FCC issued an Order on remand on April 19, 2001 in which it determined that ISP traffic was not subject to reciprocal compensation because it is "information access" traffic rather than telecommunications traffic. Nonetheless, the FCC established an interim, transitional recovery mechanism pursuant to which Internet service provider traffic will continue to be compensated, but at rates declining over a period of three years. The transitional recovery mechanism is applicable to interconnection agreements entered into after the effective date of the FCC's order. The FCC's Order on remand was appealed and the case is pending before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of that case.

        Internet service providers are among our target customers, and adverse decisions in state proceedings could limit our ability to service this group of customers profitably. Given the uncertainty as to whether and how much compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is certain. See "Risk Factors—We Could Lose Revenue if Calls to Internet Service Providers Are Treated As Long Distance Interstate Calls."

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

        Competition for Local Telephone Services.    In each of our targeted markets, we compete principally with the existing incumbent carriers serving that area, such as, BellSouth, SBC, Verizon or Qwest. We believe that one of the objectives of the regional Bell operating companies is to be able to offer long distance service in their service territories. Certain companies have already achieved this goal. Verizon has done so in New York, Massachusetts, Rhode Island, Connecticut and Pennsylvania and Southwestern Bell has done so in Texas, Oklahoma, Kansas, Missouri and Arkansas. We believe the regional Bell operating companies expect to offset share losses in their local markets by capturing a significant percentage of the in-region long distance market, especially in the residential segment where the regional Bell operating companies' strong regional brand names and extensive advertising campaigns may be very successful.

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

        Competition for Long Distance Services.    The long distance telecommunications industry has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We expect to increasingly face competition from companies offering long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay carrier access charges or universal service fees. The FCC has granted approval to Verizon to provide in-region long distance service in New York, Massachusetts, Rhode Island, Connecticut and Pennsylvania and to SBC to provide such services in Texas, Oklahoma Kansas, Missouri and Arkansas.

        Competition for Data/Internet Services.    The Internet services market is highly competitive and there are limited barriers to entry. We expect competition to continue to intensify. Our competitors in this market include Internet service providers, other telecommunications companies, online service providers and Internet software providers. Most of the regional Bell operating companies have begun to roll out high speed data services.

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

EMPLOYEES

        As of December 31, 2001, we had 4,140 full-time employees. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified employees. None of our employees is currently represented by a collective bargaining agreement.

RISK FACTORS

We Anticipate Having Future Operating Losses and Negative EBITDA

        The expansion and development of our business and the deployment of our networks, systems and services will require significant capital and other expenditures, a substantial portion of which will need to be incurred before the realization of significant revenue from these activities. We have incurred net losses every year since we began operations. We will continue to have significant operating losses and our adjusted EBITDA will continue to be negative while we develop and expand our business and until we establish a sufficient revenue-generating customer base. We have experienced increasing operating losses and negative adjusted EBITDA as we have expanded our operations. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, management allocation charges and non-cash deferred compensation. Adjusted EBITDA should not be construed as a substitute for operating income (loss) or cash flow from (used in) operations determined in accordance with generally accepted accounting principles. For the year ended December 31, 2001, we had net operating losses and net losses applicable to common stock of $431.8 million and negative adjusted EBITDA of approximately $112.2 million.

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

        AT&T has challenged the switched access rates of Allegiance and other carriers and has withheld some or all payments for the switched access services that they continue to receive. AT&T has asserted that they have not ordered switched access service from us and/or that our charges for switched access services are higher than those of the larger carriers serving the same territory and are therefore unjust and unreasonable. AT&T has refused to pay us any originating access charges at our tariffed rates. Since 1997, the company has invoiced AT&T approximately $34 million in aggregate for switched access services, a majority of which remains unpaid by AT&T pursuant to AT&T's dispute of certain of the switched access charges. On March 30, 2000, we filed a lawsuit against each of AT&T and Sprint in the Federal District Court of the District of Columbia requesting that such parties pay us for outstanding interstate and intrastate access charges. AT&T and Sprint filed counterclaims against us alleging that our access charges fail to comply with the Telecommunications Act of 1996 because they are unjust and unreasonable. We have settled this dispute with Sprint and in doing so have reached an agreement with respect to access charges payable by them for originating and terminating calls on our local networks. Although we believe we will ultimately receive payment from AT&T for the amounts owed to us by them, we cannot provide any assurance as to the amount of payments that we will ultimately receive, or the actual outcome of our lawsuit. Given the uncertainty regarding the collection from AT&T of unpaid invoices for switched access services, we have recognized revenue for only the portion of switched access invoices for which we believe realization is reasonably assured. If we do not receive payment from AT&T for interstate and intrastate access charges that we believe are owed to us, this will have a material adverse effect on us unless we are able to offset this access revenue with other revenues. In addition, our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on us.

        In a separate action to collect unpaid access charges brought by several other competitive carriers against AT&T and Sprint, the federal district court in Alexandria, Virginia referred two related issues to the FCC for decision. Although we are not a party to this lawsuit, the issues are substantially the same as those in dispute in our lawsuit against AT&T. Pursuant to the referral, AT&T and Sprint asked the FCC to determine (1) whether any statutory or regulatory constraints prevent an interexchange carrier from declining access services or from terminating access services previously ordered or constructively ordered and if not (2) what steps interexchange carriers must take either to avoid ordering access or to cancel service after ordering or constructively ordering. On October 22, 2001, the FCC issued a Declaratory Ruling in response to AT&T's and Sprint's requests in which it held that where a CLEC's tariffed charges for access service were presumptively reasonable at the time service was offered, interexchange carriers such as AT&T and Sprint cannot refuse to exchange traffic with the CLEC. At all times relevant in our collection action against AT&T, access tariffs filed by non-dominant carriers such as Allegiance were presumptively lawful and reasonable. AT&T has appealed the FCC's Declaratory Ruling to the U.S. Court of Appeals for the District of Columbia Circuit. We can provide no assurances that the outcome of this appeal will be in our favor, that the delay caused by the appeal will not have a material adverse effect on us or that, even if we are successful on the appeal, the result will not be subject to further appeal by AT&T.

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

Enactment into Law of the Tauzin-Dingell Bill in its Current Form Would Adversely Affect Our Business

        On February 27, 2002, the U.S. House of Representatives passed H.R. 1542, the Tauzin-Dingell bill, by a 273-157 vote. The current Telecommunications Act requires the incumbent carriers to lease access to their high-speed networks to their competitors at wholesale rates. Under the Tauzin-Dingell bill, competitors are still able to purchase access to unbundled copper loops and to lease access to the incumbent carriers' high-speed networks. However, the bill classifies high-speed services as "nondominant," which would relieve the incumbents of the obligation to price such access at cost-based rates. The bill also enables the incumbent carriers potentially to limit competitors' access to their networks, by eliminating the obligation to provide unbundled access to certain technologies, including fiber lines and packet switches, and to provide colocation space within remote terminals. Finally, the bill allows the regional Bell companies to immediately enter the long distance market for data without first demonstrating that their local voice markets are open to competition. Because no action has yet been taken on the bill in the Senate, we cannot predict whether the bill or any amendments to the bill will actually become law. If the bill is passed as currently written, this will have a material adverse affect on our business.

We Could Lose Revenue if Calls to Internet Service Providers Are Treated As Long Distance Interstate Calls

        We earn "reciprocal compensation" revenue by terminating on our network, local calls that originate on another carrier's network. We believe that under the Telecommunications Act of 1996, other local exchange carriers should have to compensate us when their customers place calls to Internet service providers who are our customers. Most incumbent local carriers disagree. A majority of our reciprocal compensation revenues are from calls to our customers that are Internet service providers. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably and could have a material adverse effect on us. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is reasonably assured. In addition, the per minute compensation rates the FCC established for calls to Internet service providers under new interconnection agreements are significantly lower than the reciprocal compensation rates under our previous agreements. These reductions in compensation will have a material adverse effect on us if we are unable to offset them with other revenues.

        The obligation to pay reciprocal compensation does not extend to long distance interstate calls. The FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but also determined that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. On April 27, 2001, the FCC issued its Order on remand from the Court of Appeals and concluded that it had erred in its analysis of Internet traffic in the Declaratory Ruling. In that Order, the FCC categorized such traffic as "information access" and held that it is not subject to reciprocal compensation obligations. Nonetheless, it established an interim, transitional recovery mechanism pursuant to which Internet service provider traffic will continue to be compensated, but at rates declining over a period of three years. The FCC's Order on remand has been appealed to the U.S. Court of Appeals for the District of Columbia Circuit. In a companion Notice of Proposed Rulemaking released April 27, 2001, the FCC initiated a rulemaking to examine all forms of intercarrier compensation, including reciprocal compensation, and sought comment on the feasibility of adopting a bill-and-keep approach to such compensation. Federally-mandated reductions in reciprocal compensation will have a material adverse affect on us if we are unable to offset them with other revenues. Additional disputes over the appropriate treatment of Internet service provider traffic are expected.

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

We Are Dependent on Effective Billing, Customer Service and Information Systems and We May Have Difficulties in Developing These Systems

        Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill and service customers, initiate, implement and track customer orders and achieve operating efficiencies. We are in the process of introducing a new billing platform across our geographic markets. Although we are taking steps to manage the implementation of the new system and we believe that the new system will enhance our ability to accurately and efficiently bill for our services, we cannot assure you that the transition to the new billing system will be implemented without any adverse impact on our business. We believe this new billing system will be more effective and accurate in delivering the quality billing functions that we need. Since our inception, we have also been engaged in developing and integrating our essential information systems consisting of our billing system, our sales order entry system, our customer implementation system and our switch information systems. This is a challenging project because these systems were developed by different vendors and must be coordinated through custom software and integration processes. Our sales, line count and other core operating and financial data are generated by these systems and the accuracy of this data depends on the quality and progress of the system integration project. Although we have made significant progress in our system integration efforts, we have not completed it and we have experienced and expect to experience negative adjustments to our financial and operating data as we complete this effort. These adjustments have not had a material adverse effect on our financial or operating data to date but until we complete the entire project we cannot assure you that any such adjustments arising out of our systems integration efforts will not have a material adverse effect in the future. In addition, if we are unable to develop, acquire and integrate our operations and financial systems, our customers could experience delays in connection of service, billing issues and/or lower levels of client service. We also cannot assure you that any of our systems will be successfully implemented on a timely basis or at all or will perform as expected because:

  •
  we have and will likely continue to have difficulties in getting products and services from our vendors delivered in a timely and effective manner, at acceptable costs and at the service and performance level required;

  •
  we may fail to adequately identify all of our information and processing needs;

  •
  our processing or information systems may fail or be inadequate;

  •
  we may not be able to effectively integrate such products or services;

  •
  we may fail to upgrade systems as necessary; and

  •
  third party vendors may cancel or fail to renew license agreements that relate to these systems.

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

Our Financial Results Could Be Adversely Affected By Customer Churn and the Financial Difficulties of Our Customers

        We expect customer churn will average approximately 2% per month, which means that approximately 2% of our total number of lines installed would discontinue our service each month. However, our ability to retain our customers and control our churn rate is dependent on a number of factors, including (a) our ability to provide quality service, customer care and accurate and timely billing, (b) our ability to offer competitive pricing and overcome so called "win-back" programs offered by our competitors, (c) our ability to timely meet the needs and demands of our customers, (d) our ability to properly incentivize our sales force to build strong customer relationships and (e) the economic viability of our customers (see the discussion in the following paragraph). We can make no assurances that our customer churn rates will not increase. If our customer churn rates increase or are higher than expected, this could have a material adverse affect on our business and prospects.

        We provide services to small and medium-sized businesses as well as network service providers. Many of these businesses have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse affect on our financial results if we are unable to collect revenues from these customers. In addition, among other things, we believe companies in financial difficulty are less likely to expand their operations and related demand for communications services and to migrate from dial-up Internet connections to more advanced dedicated connections such as those that we offer.

The Financial Difficulties of Other Competitive Communications Providers Could Adversely Affect Our Financial Results

        Many competitive local exchange carriers and other emerging communications providers have experienced substantial financial difficulties over the past year, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could reflect poorly on our own financial stability, may diminish our ability to obtain further capital and may adversely affect the willingness of potential customers to move their communications services to an emerging carrier like Allegiance Telecom. Moreover, we have experienced efforts by established carriers to promote this problem and suggest to their customers that they should not risk placing their communications services in the hands of an emerging carrier. We believe these concerns are unfounded in our case and that raising these concerns with respect to Allegiance Telecom is inappropriate. We vigorously respond to illegal attempts by other carriers to spread false information about our financial stability. We have a lawsuit pending against AT&T in the Federal District Court in the District of Columbia regarding this practice.

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

Our Substantial Indebtedness Could Make Us Unable to Service Indebtedness and Meet Our Other Requirements and Could Adversely Affect Our Financial Health

        We have a significant amount of debt outstanding and may need to access additional debt financing to fund our business plan, including under our credit facilities. At December 31, 2001, we had $1,013 million of outstanding indebtedness.

        This level of debt could:

  •
  impair our ability to obtain additional financing for working capital, capital expenditures, debt service, acquisitions or general corporate purposes;

  •
  require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, thereby reducing the funds available for maintenance or growth of our business;

  •
  place us at a competitive disadvantage with those of our competitors who do not have as much debt as we do;

  •
  impair our ability to adjust rapidly to changing market conditions; and

  •
  make us more vulnerable if there is a continued downturn in general economic conditions or in our business.

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

  •
  incur additional indebtedness;

  •
  pay dividends and make other distributions;

  •
  prepay subordinated indebtedness;

  •
  make investments and other restricted payments;

  •
  enter into sale and leaseback transactions;

  •
  create liens;

  •
  sell assets; and

  •
  engage in certain transactions with affiliates.

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

        Our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to default under the terms of these agreements. The financial covenants under our credit agreement require us, among other things, to achieve certain levels of revenue and earnings before interest, taxes, depreciation and amortization. Although our current business plan is formulated to achieve these levels of performance, the margin for performance below these covenant levels is relatively narrow and even a relatively small decrease in our growth or cash flow from operations could cause a default under this agreement. If such a default occurs under the credit agreement or if a default occurs under our other financing agreements, the other parties to such agreements could declare all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross-default due and payable. In addition, lenders under our current and future financing arrangements could terminate their commitments to lend to us. If that occurs, we cannot assure you that we would be able to make payments on our indebtedness, meet our working capital or meet our capital expenditure requirements, or that we would be able to find additional alternative financing. Even if we could obtain additional alternative financing, we cannot assure you that it would be on terms that are favorable or acceptable to us. We believe that the risk related to potential defaults under our financing agreements has increased due to the financial failures and difficulties of other communications companies. We believe that these events have caused many lenders to be even more reluctant to waive defaults or otherwise restructure credit arrangements.

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

If We Do Not Interconnect with and Maintain Efficient Working Relationships with Our Primary Competitors, the Incumbent Local Carriers, Our Business Will Be Adversely Affected

        Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local carriers. As a new carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC has granted approval to Verizon to provide in-region long distance service in New York, Connecticut, Massachusetts, Rhode Island and Pennsylvania and to SBC Communications to provide in-region long distance service in Texas, Oklahoma, Missouri, Arkansas and Kansas. Verizon has an application pending with the FCC to provide in-region long distance service in New Jersey and BellSouth has an application pending to provides such service in Georgia and Louisiana. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service.

        The regional Bell operating companies have been fined numerous times by both federal and state authorities for their failure to comply with applicable telecommunications laws and regulations. We do not believe these fines have had any meaningful impact on the anticompetitive practices of many of these companies and in fact believe that these practices are increasing in most of our markets. We attempt to enforce our rights against these incumbent monopolies but often times the remedies are inadequate to change their anticompetitive practices and in any event provide us with little or no recovery of the damages we have suffered as a result of these practices. Moreover, efforts by us to enforce our rights against these companies may further diminish the level of cooperation we receive from them. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service or a regional Bell operating company otherwise fails to meet our requirements, for example, because of (1) labor shortages, (2) work stoppages or (3) disruption caused by mergers or other organizational changes or terrorist attacks, our ability to offer local services in such region on a timely and cost-effective basis will be adversely affected.

The Need to Move from Tariffs to Individual Contracts for Domestic Interstate and International Long Distance Services May Increase Our Costs

        In a decision issued April 28, 2000, the United States Court of Appeals for the District of Columbia affirmed the FCC's 1996 order that prohibits the filing of tariffs for domestic interstate long distance service. The FCC's order, which had been stayed by the Court pending its decision, went into effect on July 31, 2001, as of which date carriers were required to cancel all interstate domestic long distance tariffs on file with the FCC and file no new tariffs for such service. Although the FCC will not accept interstate long distance tariffs for filing after July 31, 2001, carriers will still be required to maintain and make available to the public upon request the rates, terms and conditions applicable to their domestic long distance services. In the absence of retail tariffs, we will be required to memorialize our legal relationship with our long distance customers by some other means, such as individual contracts setting forth the rates, terms and conditions of service. Negotiating individual contracts in this manner is likely to increase our cost of providing domestic interstate long distance services. In an order issued March 16, 2001, the FCC ruled that carriers likewise are prohibited from filing tariffs for international long distance service. As of January 2002, carriers were required to cancel all international long distance tariffs on file with the FCC and file no new tariffs for such service.

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

  •
  private lines, which are private, dedicated telecommunications connections between customers;

  •
  special access services, which are dedicated lines from a customer to a long distance company provided by the local phone company; and

  •
  switched access services, which refers to the call connection provided by the local phone company's switch between a customer's phone and the long distance company's switch.

        In addition, with respect to competitive access services, such as special access services as opposed to switched access services, the FCC recently granted incumbent local carriers increased pricing flexibility and deregulation for such access services after certain competitive levels are reached. If the incumbent local carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, competitors such as us could be materially adversely affected. If future regulatory decisions afford the incumbent local carriers increased pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors such as us.

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

        The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint and many smaller long distance carriers. Other competitors are likely to include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has granted approval to provide in-region long distance service to Verizon in New York, Connecticut, Massachusetts, Rhode Island and Pennsylvania and to SBC Communications in Texas, Oklahoma, Missouri, Arkansas and Kansas and other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

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

        The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained through our subsidiary, Allegiance Telecom International, Inc., prior FCC authorization for installation and operation of international facilities and the provision, including by resale, of international long distance services. As noted above, as of July 31, 2001 and January, 2002, we were prohibited from filing tariffs with the FCC for domestic interstate and international long distance service respectively and were required to cancel any such tariffs on file as of those dates.

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

Deregulation of the Telecommunications Industry Involves Uncertainties, and the Resolution of These Uncertainties Could Adversely Affect Our Business

        The Telecommunications Act of 1996 remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing, access to unbundled network elements and other issues that could result in significant changes to the business conditions in the telecommunications industry. We cannot assure you that these changes will not have a material adverse effect upon us.

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

        The United States Supreme Court vacated an FCC rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the basic network elements, such as local loops, the connection from a customer's location to the established telephone company, and dedicated transport, used by us. The FCC also stated its intention to review every three years the unbundling obligations of incumbent local exchange carriers. The FCC's order was appealed and that appeal is still pending before the U.S. Court of Appeals for the District of Columbia Circuit. While these court and FCC proceedings were pending, we entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we will be able to obtain renewal of these agreements on as favorable terms when they expire. On December 20, 2001, the FCC issued a notice of proposed rulemaking to commence its triennial review of the incumbent local exchange carriers' unbundling obligations. We cannot predict the outcome of that proceeding.

        On July 19, 2000, in a decision on remand from the Supreme Court, the United States Court of Appeals for the Eighth Circuit vacated certain of the FCC's total element long run incremental cost (TELRIC) pricing rules. While sustaining the FCC's use of a forward-looking incremental cost methodology to set rates for interconnection and unbundled network elements, the Court rejected the FCC's conclusion that the costs should be based on the use of the most efficient technology currently available and the lowest cost network configuration. Instead, the Court stated that the statute required that costs be based on the use of the incumbent local carrier's existing facilities and actual network equipment but that these costs should not be based on the historic costs actually paid by such carrier for network elements. The Court also found that the FCC erred in using avoidable, rather than actually avoided, costs to calculate the wholesale discount for resale products. Interconnection and unbundled network element rates set using the Court's methodology may be higher than and the wholesale discounts set using the Court's methodology may be lower than the comparable rates established using the FCC's methodology. The Supreme Court agreed to review the Eighth Circuit's decision and the Eighth Circuit in turn stayed issuance of the mandate vacating the TELRIC rules pending the Supreme Court's decision. It is difficult to evaluate the potential impact of this ruling on the prices we pay incumbent local carriers for unbundled network elements until the Supreme Court rules. We believe that the pricing of unbundled network elements approved by many state commissions and reflected in many of our interconnection agreements is already materially in compliance with the standard set forth in the Eighth Circuit's ruling. This ruling could have a material adverse effect on us, however, if it is interpreted to authorize materially higher charges for unbundled network elements than those prevailing in our current interconnection agreements.

        On February 15, 2002, the FCC released a Notice of Proposed Rulemaking requesting comment on the future regulatory treatment of wireline broadband Internet access services. The FCC has tentatively concluded that when an entity provides wireline broadband Internet access over its own transmission facilities, the service should be classified as an information service, rather than a telecommunications service. If the FCC adopts this conclusion wire-line broadband Internet access services provided by incumbent carriers would be subject to substantially less regulation. Allegiance purchases unbundled transmission facilities from incumbent carriers to provide our own broadband Internet access service. While we cannot predict the outcome of this proceeding, any curtailment of the incumbent carriers' unbundling obligations for the transmission component of broadband Internet access services could materially increase our costs and adversely affect our ability to compete effectively with the incumbent carriers' broadband Internet access products.

Our Past and Future Acquisitions May Be Difficult To Integrate, Disrupt Our Business, Dilute Our Stockholders and Divert Management Attention

        We have acquired a number of companies as part of our business plan, especially companies that provide Internet services. We expect to acquire or invest in additional businesses that we believe could complement or expand our business, augment our market coverage, enhance our service offerings or that may otherwise offer other opportunities. We may encounter problems with the assimilation of acquired businesses, including, among others:

  •
  the difficulty of integrating the acquired operations, including provisioning, billing and customer service systems;

  •
  the diversion of personnel from other business concerns and potential disruption of our ongoing business;

  •
  unanticipated costs associated with acquisitions;

  •
  the difficulty in combining the service offerings of the acquired company with our existing service offerings;

  •
  the inability of management to maintain uniform standards, controls, procedures and policies;

  •
  the risks of entering businesses and markets in which we have little or no direct prior experience;

  •
  the impairment of relationships with employees or customers of the acquired company as a result of changes in management or otherwise arising out of such transactions;

  •
  use of some of our available cash to purchase these businesses; and

  •
  dilution of current stockholders due to issuances of additional securities as consideration for acquisitions.

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

Our Stock Has Been Extremely Volatile

        Our stock has experienced significant price and volume fluctuations, often times due to factors beyond our control. In recent months, for example, our stock price has decreased significantly because different institutional stockholders have decided to sell their position in our company, in some cases due to their own financial difficulties and requirements to satisfy margin loan requirements. Given that our stock is thinly traded, sales by even a single large stockholder can materially decrease our market price. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of other factors, including but not limited to the following, some of which are beyond our control:

  •
  revenues and operating results of our company or other emerging communications companies failing to meet the expectations of securities analysts or investors in any period;

  •
  failure to successfully implement our business strategy;

  •
  announcements of operating results and business conditions by our customers and competitors;

  •
  technological innovations by competitors or in competing technologies;

  •
  announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  announcements by third parties of significant claims or proceedings against us;

  •
  investor perception of our industry or our prospects;

  •
  economic developments in the telecommunications industry or general market conditions;

  •
  margin loan requirements applicable to our stockholders; or

  •
  events such as the September 11, 2001 terrorist attacks in the United States.

Future Sales of Our Stock by Existing Stockholders May Adversely Affect Our Stock Price

        As of December 31, 2001, we had 115,214,859 shares of common stock outstanding and 29,021,037 shares of common stock reserved for issuance upon exercise of outstanding stock options and warrants. Many of our outstanding shares are "restricted securities" under the federal securities laws, and such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding Allegiance. Sales of substantial amounts of stock in the public market, or the perception that sales could occur, could depress the prevailing market price for our stock. Sales of substantial amounts of stock in the public market may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

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

  •
  owning switches and other telecommunications equipment;

  •
  leasing high capacity digital lines that interconnect our network with incumbent local carrier networks;

  •
  leasing high capacity digital lines that connect our switching equipment to our transmission equipment located in incumbent local carrier central offices;

  •
  leasing local loop lines which connect our customers to our network; and

  •
  leasing space in incumbent local carrier central offices for collocating our transmission equipment.

        We are headquartered in Dallas, Texas and lease offices and space in a number of locations, primarily for sales offices and network equipment installations. We own a parcel of land in Dallas, Texas, which is located next to our headquarters.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        We did not submit any matter to a vote of our stockholders during the fourth quarter of 2001.

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

        The following table sets forth on a per share basis, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

	HIGH	LOW
Year ended December 31, 2000:
First quarter	$110.0800	$60.6700
Second quarter	80.2500	45.0000
Third quarter	77.8750	32.7500
Fourth quarter	41.5000	12.8125
Year ended December 31, 2001:
First quarter	40.0000	12.4375
Second quarter	22.1000	8.5000
Third quarter	15.8000	2.8000
Fourth quarter	9.8500	2.7400

        The prices above have been restated to reflect our 3-for-2 stock split, in the form of a 50% stock dividend, effected on February 28, 2000.

  Stockholders

        There were 248 owners of record of Allegiance common stock as of March 27, 2002. This number excludes stockholders whose stock is held in nominee or street name by brokers and we believe that we have a significantly larger number of beneficial holders of common stock. A recent reported closing price of our common stock on the Nasdaq National Market is set forth on the front cover of this report.

  Dividends

        We have never paid any cash dividends and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. In addition, our current financing arrangements effectively prohibit us from paying cash dividends for the foreseeable future. Our senior credit facilities prohibit us from paying cash dividends on our common stock and our indentures limit our ability to pay cash dividends on our common stock.

  Recent Sales of Unregistered Securities

        On March 9, 2001, we acquired Adgrafix Corporation through a subsidiary merger, and a portion of the consideration for Adgrafix Corporation was 876,256 shares of our common stock. The shares issued in this transaction are subject to transfer restrictions imposed by the securities laws which are noted on the applicable stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Regulation D of that act.

        On March 13, 2001, we acquired certain assets of HarvardNet, Inc. and a portion of the consideration for these assets was 1,721,771 shares of our common stock. The shares issued in this transaction are subject to transfer restrictions imposed by the securities laws which are noted on the applicable stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Regulation D of that act.

        On August 24, 2001, we acquired Coast to Coast Telecommunications, Inc. through a subsidiary merger and a portion of the consideration for these assets was 1,380,644 shares of our common stock (52,934 of these shares are currently being retained by us in "holdback" under the terms of the merger agreement). This merger agreement provides for additional contingent consideration based on the settlement of certain vendor payables. The shares issued in this transaction are subject to transfer restrictions imposed by the securities laws which are noted on the applicable stock certificates. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) of that act.

ITEM 6. Selected Financial Data

  Selected Financial Data (dollars in thousands, except share and per share information)

        The selected consolidated financial data presented below as of and for the years ended December 31, 2001, 2000, 1999 and 1998, and for the period from inception (April 22, 1997) through December 31, 1997, were derived from our audited consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and audited financial statements and the notes thereto contained elsewhere in this report.

	As of December 31,
Balance Sheet Data:
	2001	2000	1999	1998	1997
Cash and cash equivalents	$374,084	$396,103	$502,234	$262,502	$5,726
Short-term investments	25,232	261,856	23,783	143,390	—
Short-term investments, restricted(1)	—	12,952	25,518	25,543	—
Working capital(2)	426,932	618,255	484,458	367,492	2,046
Property and equipment, net of accumulated depreciation	1,016,250	744,903	377,413	144,860	23,900
Long-term investments, restricted(1)	954	829	13,232	36,699	—
Total assets	1,774,843	1,668,839	1,033,875	637,874	30,047
Long-term debt	1,013,184	566,312	514,432	471,652	—
Redeemable cumulative convertible preferred stock	—	—	—	—	33,409
Redeemable warrants	—	—	—	8,634	—
Stockholders' equity (deficit)	608,076	958,485	443,616	110,430	(7,292)
Statement of Operations Data:	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998	Period From Inception (April 22, 1997) Through December 31, 1997
Revenues	$516,888	$285,227	$99,061	$9,786	$—
Network expenses	251,734	150,718	62,542	9,529	151
Selling, general and administrative expenses	377,387	252,368	140,745	46,089	3,426
Depreciation and amortization expense	256,685	130,826	55,822	9,003	13
Management ownership allocation charge	175	6,480	18,789	167,312	—
Non-cash deferred compensation expense	4,126	10,127	7,851	5,307	210

Loss from operations	(373,219)	(265,292)	(186,688)	(227,454)	(3,800)
Interest income	15,665	56,969	31,354	19,918	112
Interest expense	(74,259)	(69,244)	(59,404)	(38,952)	—

Net loss	(431,813)	(277,567)	(214,738)	(246,488)	(3,688)
Accretion of redeemable preferred stock and warrant values	—	—	(130)	(11,972)	(3,814)

Net loss applicable to common stock	$(431,813)	$(277,567)	$(214,868)	$(258,460)	$(7,502)

Net loss per share, basic and diluted(3)	$(3.82)	$(2.58)	$(2.37)	$(7.02)	$(11,740.22)

Weighted average number of shares outstanding, basic and diluted(3)	113,115,871	107,773,112	90,725,712	36,825,519	639
Other Financial Data:
Adjusted EBITDA(4)	$(112,233)	$(117,859)	$(104,226)	$(45,832)	$(3,577)
Net cash used in operating activities	(215,636)	(102,552)	(111,483)	(20,697)	(1,943)
Net cash used in investing activities	(157,884)	(716,708)	(152,217)	(315,743)	(21,926)
Net cash provided by financing activities	351,501	713,129	503,432	593,216	29,595
Capital expenditures	(364,396)	(445,183)	(263,985)	(113,539)	(21,926)
Gross margin(5)	51.3%	47.2%	36.9%	2.6%	—

(1)
Reflects the purchase of U.S. government securities which were placed in a pledge account to fund the first three years' interest payments on the 12 7/8% senior notes due 2008. The first semi-annual installment was paid in November 1998. The securities are stated at their accreted value, which approximates fair value, and are classified as either short-term or long-term based upon their respective maturity dates.

(2)
Working capital was calculated as total current assets, less restricted short-term investments, less total current liabilities.

(3)
All periods presented reflect a three-for-two stock split effected on February 28, 2000.

(4)
Adjusted EBITDA consists of earnings before interest, income taxes, depreciation and amortization, management ownership allocation charge and non-cash deferred compensation. While not a measure under generally accepted accounting principles, adjusted EBITDA is presented to assist in understanding our operating results. Adjusted EBITDA should not be construed as a substitute for operating income (loss) or cash flow from operations determined in accordance with generally accepted accounting principles. The calculation of adjusted EBITDA does not include our cash outlays for capital expenditures and debt service and should not be deemed to represent funds available to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our financial operations and liquidity.

(5)
Gross margin was calculated as revenues less network expenses, divided by revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the components included in revenues and network expenses.

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

        Our business plan covers 36 of the largest metropolitan areas in the United States. We completed our network rollout during 2001, with all 36 targeted markets operational as of December 31, 2001. These markets include Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Ontario/Riverside CA, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains NY. We believe we have successfully raised the projected capital required to operate in each of these markets to the point at which projected operating cash flow from the market is sufficient to fund its projected operating costs and capital expenditures.

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

        We and many financial analysts evaluate the growth of our business by focusing on various operational data in addition to financial data. Within each of our metropolitan markets, we have located our equipment in the central offices of the established telephone companies. This arrangement is commonly referred to as a colocation. The number of colocations that we have indicates the number of different local geographic areas that we can serve within each of our markets through our own network. Once we are colocated in a central office, we can then begin offering service to all of the customers that have local loop connections to that central office. "Lines installed" represents the lines sold that are now being used by us to provide our services. Although the number of lines we service for each customer varies significantly, our primary focus is on the small- to medium-sized business customer. Over 90% of our customers have 20 lines or less. We plan to continue to focus on the small- to medium-sized business customer and expect that the number of lines per customer will remain at 20 or less for the vast majority of our customers. The table below provides selected key operational data for the years ended, each on a cumulative basis:

	As of December 31,
	2001	2000	1999
Markets served	36	27	19
Number of switches deployed	31	26	15
Central office colocations	789	636	327
Net Lines installed	1,015,000	607,700	241,700
Sales force employees	1,584	1,333	707
Total employees	4,140	3,249	1,784

        The following discussion and analysis relates to our financial condition and results of operations for the years ended December 31, 2001, 2000, and 1999. This information should be read in conjunction with the consolidated financial statements and notes to those financial statements contained in this Form 10-K, as well as the sections captioned "Risk Factors" in this Form 10-K.

RESULTS OF OPERATIONS

Revenues

  Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        For the years ended December 31, 2001 and 2000, we generated revenues of approximately $516.9 million and $285.2 million, respectively. The increase in revenues is attributable to an increase in the number of customers and the number of lines installed. Gross margin has increased from approximately 47% for the year ended December 31, 2000 to approximately 51% for the year ended December 31, 2001. Gross margin is calculated as revenues less network expenses, divided by revenues.

We expect our gross margins to continue to improve as our revenues increase and as we realize cost efficiencies in our network expenses. Revenue growth during 2002 will depend on our ability to add new customers in a competitive market place, retain existing customers and manage churn, increase customer usage and sell additional services to our existing customers. We believe that managing our customer churn may be one of our bigger challenges. We expect that customer churn will average approximately 2% per month, which means that approximately 2% of our total number of lines installed would discontinue our service each month. However, in the fourth quarter of 2001, we experienced higher churn, partly due to an increase in churn for our end user retail customers. We have seen this trend continue in the first two months of 2002. See the discussion of customer churn under the caption "Liquidity and Capital Resources" below.

        Local voice service revenues for the years ended December 31, 2001 and 2000 were $326.2 million and $208.8 million, respectively. Local voice service revenues as a percent of total revenues has decreased from approximately 73% for the year ended December 31, 2000 to approximately 63% for the year ended December 31, 2001. Local voice service revenues consisted of:

  •
  the monthly recurring charge for basic local voice service;

  •
  usage-based charges for local and toll calls in certain markets;

  •
  charges for services such as call waiting and call forwarding;

  •
  certain non-recurring charges, such as set-up charges; and

  •
  interconnection revenues from switched access charges to long distance carriers and reciprocal compensation charges to other local carriers.

        Components of our local voice service revenues are subject to various federal and state regulations and to disputes and uncertainties and we expect local voice service revenues to continue to decrease as a percent of total revenues, as a result of the resolution of certain of these regulatory disputes and uncertainties and due to lower rates as mandated by the FCC and certain states. Specifically, we expect and have modified our business plans to anticipate a decrease in switched access revenues and reciprocal compensation revenues. See the discussion under "Risk Factors," which contains a detailed discussion of the risks and uncertainties associated with our local voice revenues.

        Long distance service revenues for the years ended December 31, 2001 and 2000 were $29.5 million and $11.2 million, respectively. Long distance service revenues as a percent of total revenues has increased from approximately 4% for the year ended December 31, 2000 to approximately 6% for the year ended December 31, 2001. We reduced our pricing of long distance services during 2000 and 2001 to respond to competitive pressures and we anticipate long distance pricing to continue at historically low levels given the current competitive environment. A benefit of this reduced pricing was an increase in the number of customers selecting Allegiance as their long distance provider. These increased volumes were primarily responsible for the increase in 2001 long distance revenues. Although these reduced prices decrease our margins on a percentage basis, we anticipate that an increasing share of our local service customers will purchase long distance service from us at our current pricing levels and through our continuing effort to promote the benefits of purchasing local, long distance and data services from a single provider.

        Data revenues, including revenues generated from Internet access, web hosting and high-speed data services, for the years ended December 31, 2001 and 2000 were $161.2 million and $65.2 million, respectively. Data revenues as a percent of total revenues has increased from approximately 23% for the year ended December 31, 2000 to approximately 31% for the year ended December 31, 2001. We expect data revenues to continue to increase as a percent of total revenues (a) as we expand our data services offerings to existing local and long distance voice customers, (b) as we increase our offerings of packaged services that combine voice and data services which we market as the Integrated Access

Service and (c) as more small and medium-sized businesses turn to the Internet to enhance their productivity. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of data offerings.

        The rate of growth in our data revenues, however, is subject to uncertainties and negative trends. We believe that the demand for high-end web hosting services has decreased in response to a general economic slowdown. Moreover, an over capacity of data center space has decreased prices for these high-end services. These high-end services include dedicated hosting services where we provide the customer with a dedicated computer server in our data centers and colocation services where we provide data center space and services for a customer which locates its own computer server on our premises. We do not believe that these trends are having a material impact on shared hosting services where customers share a computer server with several other customers. We believe these shared services are sold less on the basis of price and more on the basis of customer service and ease of use of the underlying software platform which enables the customer to configure and manage its web site.

        Similarly, the services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand. During 2000, we signed a long-term contract to provide data services to Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. This contract was amended on September 29, 2000, December 29, 2000 and December 31, 2001. This contract established Genuity as our largest customer. For the years ended December 31, 2001 and 2000, revenues from the Genuity contract were $46.8 million and $22.3 million, respectively. Genuity accounted for 9% and 8% of our total revenues for fiscal years ended 2001 and 2000, respectively, and 29% and 34% of our data revenues for the same periods. We anticipate that Genuity will continue to be our largest customer for the foreseeable future. The contract term expires on December 31, 2006. Under this agreement, Genuity committed to pay us an aggregate of $550.8 million over the term of the contract, subject to our performance under the contract and the other terms and conditions of the contract. We have recognized $5 million of revenue in each of the years 2000 and 2001 upon our delivery of certain network configuration elements of the contract. For the remainder of the contract value, we recognize revenue under the contract on a pro rata basis over the contract term and based on our delivery of the required network capacity to Genuity pursuant to the contract. The contract contains specific provisions that decrease Genuity's purchase commitment, including but not limited to, Genuity experiencing a business downturn. Although we believe our relationship with Genuity and Genuity's liquidity remains strong, many other network service providers who provide dial-up Internet access services have either gone out of business or materially reduced their offerings and their demand for the services of companies like Allegiance who provide the local services necessary to connect dial-up customers to the Internet. If Genuity were to experience financial trouble, this could have a material adverse affect on our revenues.

        Notwithstanding these trends and uncertainties, we believe the demand by end-user small and medium sized business customers for dedicated access to the Internet and for an efficient way to establish and maintain a web presence through shared hosting remains strong. Indeed, our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access line remains our fastest growing product offering. In the fourth quarter 2001, Integrated Access Service represented approximately 18% of our net lines installed for that quarter. We believe that customer churn rates (the rate at which customers disconnect their service with us) for this type of service is less than that of our local phone service. One of the challenges we face in this area is and continues to be building the provisioning processes and resources necessary to meet this demand. At the end of 2001, we had approximately 29,000 lines in backlog for this type of service and we are increasing our efforts to process these orders more quickly.

        With this anticipated increase in demand for dedicated Internet access and shared hosting services, we have had discussions, and will continue to have discussions in the foreseeable future, concerning potential acquisitions of Internet service providers, web hosting and data services providers, and other providers of telecommunications and Internet services. We believe that investment capital for many of these providers is either unavailable or very difficult to obtain and, as a result, has created some attractive opportunities for us to acquire customers through acquisitions. Our ability to take advantage of these opportunities, however, is dependent on the market value of our common stock and access to capital, because we use our stock and cash as consideration for acquisitions. During the year ended December 31, 2001, we acquired the stock of Adgrafix Corporation, an Internet-based, web hosting applications specialist based in the Boston area and Coast to Coast Telecommunications, Inc., a Detroit-based provider of local and long-distance telecommunications services. We also acquired certain assets of HarvardNet, Inc., an Internet-based, web hosting applications specialist, and the assets of Intermedia Business Internet, a Tier I Internet Service Provider. We have utilized the purchase method of accounting for all of these acquisitions. Accordingly, we have recognized the revenues earned since the closing of each of these acquisitions in our consolidated statement of operations for the year ended December 31, 2001.

        The September 11, 2001 terrorist attacks had a negative impact on Allegiance's third and fourth quarter 2001 financial and operating results. With everyone's attention, including small to medium-sized businesses, focused on these events, many of our potential customers temporarily delayed purchasing decisions to switch local service providers. In addition, during the third quarter 2001, some of our new customers requested a delay in the installation of our service or cancelled their service orders, particularly in the New York area, due to a desire to avoid any adjustment to their phone service during this time of crisis. We must coordinate with other telecommunications carriers, including the local incumbent phone company, and with third party equipment vendors in order for us to provide local service to our customers. If these other telecommunications carriers or vendors experience disruption to their business, such as disruptions caused by these terrorist attacks, our ability to provide service to our end-users may be affected. In the third quarter 2001, as we and our suppliers, primarily Verizon Communications, the incumbent carrier serving the New York area, turned all efforts to the restoration of service to customers who were affected by these events, our installation of lines was delayed and some customers cancelled service as a result. The September 11th events also had a negative impact on our third and fourth quarter 2001 financial and operating performance because, although gross sales of service rebounded from September levels, installations continued to be burdened by the delays caused by the September events. In the New York area, we saw both our backlog of orders pending as well as our cancellations increase due to these delays.

  Year Ended December 31, 2000 compared with Year Ended December 31, 1999

        For the years ended December 31, 2000 and 1999, we generated revenues of approximately $285.2 million and $99.1 million, respectively. The increase in revenue was attributable to an increase in number of customers and the number of lines installed. Gross margin increased from approximately 37% for the year ended December 31, 1999 to approximately 47% for the year ended December 31, 2000.

        Local voice service revenues for the years ended December 31, 2000 and 1999 were $208.8 million and $90.2 million, respectively. Local voice service revenues as a percent of total revenues decreased from approximately 91% for the year ended December 31, 1999 to approximately 73% for the year ended December 31, 2000.

        Long distance service revenues for the years ended December 31, 2000 and 1999 were $11.2 million and $2.9 million, respectively. Long distance service revenues as a percent of total revenues increased from approximately 3% for the year ended December 31, 1999 to approximately 4% for the year ended December 31, 2000.

        Data revenues, including revenues generated from Internet access, web hosting and high-speed data services, for the years ended December 31, 2000 and 1999 were $65.2 million and $6.0 million, respectively. Data revenues as a percent of total revenues increased from approximately 6% for the year ended December 31, 1999 to approximately 23% for the year ended December 31, 2000.

        During the year ended December 31, 2000, we completed the acquisitions of CONNECTnet Internet Network Services, InterAccess Co., CTSnet and Jump.Net, Inc., regional Internet service providers, and of Virtualis Systems, Inc., an Internet-based, web hosting applications specialist. During the year ended December 31, 1999, we completed the acquisitions of the common stock of Kivex, Inc. and ConnectNet, Inc. and the acquisition of certain assets of ConnecTen, L.L.C. We have recognized the revenues earned since the closing of each of these acquisitions in our consolidated statement of operations for the periods ended December 31, 2000 and 1999.

Lines Sold and Lines Installed

  Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        For the years ended December 31, 2001 and 2000, we sold an aggregate of 729,900 lines and 505,900 lines, respectively, and installed 407,300 net lines and 366,000 net lines, respectively. The services we provide over our own switches generate higher margins than services provided by other carriers that are resold by us. Over 90% of our installed lines were provided over our own switches as of December 31, 2001 and 2000, representing approximately 94% of our revenues as of December 31, 2001, and we expect this level of facilities-based service to remain constant over time.

        During 2001, we continued to have sales of lines in excess of our ability to install them and place them into service, particularly with respect to customers purchasing T-1 level services. During the fourth quarter of 2001, we reorganized and expanded our T-1 provisioning operations and centralized them in Dallas. Although we have seen an increased level of productivity in these operations since the reorganization, the process of moving and expanding these operations had a negative impact on our ability to install T-1 level service lines during the fourth quarter of 2001.

        We began implementation of a new billing platform (Singl.eView) in the first quarter of 2001. In addition to this implementation, we have been conducting a database reconciliation project. This project involves reviewing the data associated with customer lines installed contained in our telecommunications switches, order management, provisioning and billing databases. We have been reviewing the four databases for inconsistencies in customer line data. Inconsistencies among these databases arise due to a number of factors, including errors resulting from the manual data entry into these systems of certain actions such as customer disconnects. Historically, these four separate databases have not communicated with each other electronically. As a result, changes to one of the systems would not automatically be reflected as a change to the other systems. For example, if our collections department disconnects a customer in the billing system because of non-payment, then a second manual entry was required to disconnect that customer from the switch and order management systems. Similarly, a disconnection in our order management system may not be simultaneously disconnected in our billing systems. Prior to the fourth quarter 2001, we used the database from our order management systems to track the number of customer lines installed. During the fourth quarter 2001 and going forward, we used and will use the database from our billing systems to track the number of customer lines installed. We will continue to use the database from our order management system to track the number of customer lines sold. We have made these changes because we believe it is more informative to use the order management system as the basis for disclosing the number of lines sold and to use the billing system as the basis for disclosing the number of lines installed and generating revenue. As a result of this reconciliation project, in fourth quarter 2001, we adjusted our reported number of customer lines installed downward by approximately 125,000 lines to conform to the number of customer lines installed in our billing systems. The adjustment included 95,000 facilities-

based lines and 30,000 resale lines and resulted in 1,015,000 customer lines installed and in service as of December 31, 2001, of which 93% are facilities-based. This adjustment had no impact on our revenues because the lines taken out of our reported installed line base were not in our billing systems and were therefore not generating revenue. We have made progress in establishing electronic interfaces among these different systems and will continue to focus on this project.

  Year Ended December 31, 2000 compared with Year Ended December 31, 1999

        For the years ended December 31, 2000 and 1999, we sold 505,900 lines and 251,000 lines, and installed 366,000 lines and 194,000 lines, respectively. Facilities-based lines represented 90% of all lines installed and 92% of revenues as of December 31, 2000, as compared to 86% of all lines installed and 90% of revenues at December 31, 1999.

Network Expenses

  Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        For the years ended December 31, 2001 and 2000, network expenses were $251.7 million and $150.7 million, respectively. Network expenses as a percentage of total revenues decreased from 52.8% for the year ended December 31, 2000 to 48.7% for the year ended December 31, 2001. The increase in network expenses in absolute dollars from 2000 to 2001 is consistent with the deployment of our networks and initiation and growth of our services during 2001; the decrease in network expenses as a percentage of total revenues is primarily due to our continued effort to control network expenses. While there can be no assurance that we will be successful in creating operating efficiencies, we expect to continue to control costs and that network expenses as a percentage of total revenues will remain near current levels during 2002. Network expenses include:

  •
  the cost of leasing local loop lines which connect our customers to our network;

  •
  the cost of leasing high-capacity digital lines that interconnect our network with the networks of the incumbent local exchange carriers;

  •
  the cost of leasing high-capacity digital lines that connect our switching equipment to our transmission equipment located in the central offices of the incumbent local exchange carrier;

  •
  the cost of expanding our network to additional colocation sites within a market;

  •
  the cost of completing local and long distance calls originated by our customers;

  •
  the cost of leasing space in incumbent local exchange carrier central offices for colocating our transmission equipment; and

  •
  the cost of leasing our nationwide Internet network.

Network expenses do not include an allocation of our depreciation or amortization expenses.

        The costs to lease local loop lines and high-capacity digital lines from the incumbent local exchange carriers vary by carrier and are regulated by state authorities under the Telecommunications Act of 1996. In areas of low density and traffic and for most of the local loop lines that we lease, we depend on the incumbent local exchange carriers to provide us with these lines. In areas of high density and traffic, in addition to the incumbent carriers, we believe that in many instances there are other carriers from whom we can lease high-capacity lines to connect our switch to our transmission gear and that we can generally lease those lines at lower prices than the prices charged by the incumbent local exchange carriers.

        We expect that the costs associated with these leases will increase with customer volume and will be a significant part of our ongoing cost of services.

        When we open new markets, we incur significant general and administrative expenses and network expenses before we begin to generate revenue from operations. Many of the network expenses, such as for transport facilities and colocation rent and power charges, are fixed costs that we do not recover until we build up a sufficient volume of traffic from customers. Consequently, as we continue to develop our 36 markets, we will continue to generate operating losses.

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

        We incur "reciprocal compensation" costs in providing both voice and data services and expect reciprocal compensation costs to be a major portion of our cost of services. We must enter into an interconnection agreement with the incumbent local exchange carrier in each market to make widespread calling available to our customers. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks. Generally, a carrier must compensate another carrier when a local call by the first carrier's customer terminates on the other carrier's network. These reciprocal compensation costs are a variable cost that will grow as our customers' outbound calling volume grows.

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

        We install voice and data aggregation and switching equipment in space owned or leased by other parties, including locating our equipment in central offices of local incumbent exchange carriers' networks. We incur rent and utility charges in leasing this space. These costs will increase as we expand to additional colocation sites and increase the capacity of our existing colocations.

        We have developed a national Internet data network by connecting our markets with leased high-capacity digital lines. The costs of these lines will increase as we increase capacity to address customer demand and connect additional markets to our Internet network.

  Year Ended December 31, 2000 compared with Year Ended December 31, 1999

        For the years ended December 31, 2000 and 1999, network expenses were $150.7 million and $62.5 million, respectively. The increase in network expenses was consistent with the deployment of our networks and initiation and growth of our services during 2000 and 1999.

Selling, General and Administrative Expenses

  Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        Selling, general and administrative expenses increased to $377.4 million for the year ended December 31, 2001 from $252.4 million for the year ended December 31, 2000, primarily due to headcount growth, the addition of nine new markets and growth of our customer base. Selling, general and administrative expenses as a percentage of total revenues decreased from 88.5% for fiscal year ended December 31, 2000 to 73.0% for fiscal year ended December 31, 2001. This decrease is partially due to an increase in our total revenues and the achievement of certain economies of scale as we grow the business. Selling, general and administrative expenses include salaries and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, investor and media relations, insurance, professional fees and bad debt expense. The number of employees increased to 4,140 as of December 31, 2001, from 3,249 as of December 31, 2000. As of December 31, 2001, the sales force, including sales managers and sales administrators, had grown to 1,584 from 1,333 as of December 31, 2000. As we expanded our company, ongoing selling, general and administrative expenses increased. We expect these expenses to level off and decrease as we focus on operating our existing 36 markets and not on expanding into new markets.

  Year Ended December 31, 2000 compared with Year Ended December 31, 1999

        Selling, general and administrative expenses increased to $252.4 million for the year ended December 31, 2000 from $140.7 million for the year ended December 31, 1999, primarily due to the growth of our business. The number of employees increased to 3,249 as of December 31, 2000, from 1,784 as of December 31, 1999. As of December 31, 2000, the sales force, including sales managers and sales administrators had grown to 1,333 from 707 as of December 31, 1999.

Management Allocation Charges and Deferred Compensation Expenses

  Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        We amortized $0.2 million and $6.5 million of the deferred management ownership allocation charge, a non-cash charge to income, for the years ended December 31, 2001 and 2000, respectively. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. This deferred charge was fully amortized as of March 31, 2001.

        For the years ended December 31, 2001 and 2000, we recognized $4.1 million and $10.1 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and stock options granted to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

  Year Ended December 31, 2000 compared with Year Ended December 31, 1999

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

        For the years ended December 31, 2000 and 1999, we recognized $10.1 million and $7.8 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and stock options granted to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

Depreciation

  Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        During the years ended December 31, 2001 and 2000, depreciation expense was $188.3 million and $104.2 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 36 markets by December 31, 2001.

  Year Ended December 31, 2000 compared with Year Ended December 31, 1999

        During the years ended December 31, 2000 and 1999, depreciation expense was $104.2 million and $49.1 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 27 markets by December 31, 2000.

Amortization of Goodwill and Purchased Intangibles

  Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        In connection with the acquisitions completed since inception, we assigned an aggregate of $66.1 million of the purchase price to customer lists and workforces. We also recorded an aggregate of $190.7 million of goodwill. Each of these intangible assets and goodwill acquired before June 30, 2001 is being amortized over an estimated useful life of one to three years. For the years ending December 31, 2001 and 2000, we recorded $55.2 million and $22.3 million of amortization for goodwill and $13.2 million and $4.4 million of amortization of customer lists and workforces, respectively. Beginning January 1, 2002, we will no longer record amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, described in more detail below. Our purchase price allocation for the acquisitions made in 2001 is subject to post acquisition due diligence of the acquired entities and may be adjusted as additional information is obtained.

        We evaluate whether an impairment of enterprise goodwill may exist by comparing our net book value to our market capitalization. Market capitalization is calculated as the product of (i) the number of common shares issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter. If our market capitalization exceeds our net book value, impairment does not exist. If our market capitalization is less than our net book value, we evaluate whether the condition is other than temporary, based on our share price and related volatility over recent historical periods, our share price activity after the quarter end and other available evidence. At December 31, 2001, we had approximately 115.2 million common shares outstanding, a stock price of $8.29 per share and a net book value of $608.1 million. At December 31, 2001, a common stock price below $5.28 per share would result in our net book value exceeding our market capitalization.

        Beginning in January 2002, we will be required to assess our enterprise-level goodwill under the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". As outlined in the authoritative literature, our assessment of whether our goodwill has been impaired will be based on relatively sophisticated valuation analysis completed by experienced professionals and valuation experts. Accordingly, the market capitalization analysis discussed above, while still relevant, will be a secondary analysis used by management on a going-forward basis. SFAS 142 will also (1) require that goodwill balances no longer be amortized and (2) expand the classifications of other intangible assets, as well as the expected useful lives of these assets. We are required to adopt SFAS 142 as of January 1, 2002, as well as for all purchase business combinations initiated after June 30, 2001. We are currently assessing the provisions of this statement and do not believe that such provisions, other than the non-amortization of goodwill and reclassification of certain intangibles to goodwill, will have a material impact on our financial position.

  Year Ended December 31, 2000 compared with Year Ended December 31, 1999

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

Interest Expense and Interest Income

  Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        For the years ended December 31, 2001 and 2000, interest expense was $74.3 million and $69.2 million, respectively. The increase in interest expense is due to the interest expense associated with the draw down of $350 million of our senior secured credit facility in September 2001. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. Unamortized deferred debt issuance costs of $5.9 million related to the $225 million revolving credit facility were charged to interest expense during first quarter 2000, upon termination of the $225 million revolving credit facility and closing of our $500 million senior secured credit facilities. The amount of interest capitalized for the years ended December 31, 2001 and 2000 was $16.9 million and $14.4 million, respectively.

        Interest income for years ended December 31, 2001 and 2000 was $15.7 million and $57.0 million, respectively. Interest income results from the investment of short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semi-annual payments of interest through May 2001 on the 12 7/8% notes. Interest income during 2000 is greater than for the comparable periods in 2001 because we had additional cash invested in interest-bearing instruments as a result of our February 2000 equity offering. Additionally, during 2001, we recorded impairment losses against interest income related to interest-bearing investment securities deemed to have a permanent decline in fair value.

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

        Interest income for years ended December 31, 2000 and 1999 was $57.0 million and $31.4 million, respectively. Interest income results from the investment of short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semi-annual payments of interest through May 2001 on the 12 7/8% notes. Interest income during 2000 is greater than for the comparable periods in 1999 because we had additional cash invested in interest-bearing instruments as a result of our February 2000 equity offering.

Warrants

  Year Ended December 31, 2000 compared with Year Ended December 31, 1999

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

Net Losses and Adjusted EBITDA Losses

  Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        Our net loss for the years ended December 31, 2001 and 2000, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation, was $431.8 million and $277.6 million, respectively.

        Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of a company. EBITDA is not derived pursuant to generally accepted accounting principles, and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. We had adjusted EBITDA losses of $112.2 million and $117.9 million for years ended December 31, 2001 and 2000, respectively. In calculating adjusted EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $4.3 million and $16.6 million for the years ended December 31, 2001 and 2000, respectively.

        We expect to continue to experience operating losses as a result of our development and growth of our business. However, we expect to turn EBITDA positive during the latter part of 2002.

  Year Ended December 31, 2000 compared with Year Ended December 31, 1999

        Our net loss for the year ended December 31, 2000, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation, was $277.6 million. Our net loss for the year ended December 31, 1999, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation but before the accretion of warrant values, was $214.7 million. After deducting accretion of redeemable warrant values, the net loss applicable to common stock was $214.9 million for the year ended December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2001, we had approximately $399.3 million of unrestricted cash and short-term investments, compared with $658.0 million of unrestricted cash and short-term investments as of December 31, 2000. The 39% decrease from year-end 2000 to year-end 2001 is primarily due to the funding of our operating losses, capital expenditures of $364 million, acquisitions and working capital, off-set by the $350 million draw down of our senior credit facilities in September 2001. These net decreases in cash and short-term investments were also partially offset by cash generated from our operations and investments.

        As of December 31, 2001 and December 31, 2000, we had approximately $1,013.2 million and $566.3 million of long-term indebtedness (including debt under our senior credit facilities, two series of bonds, and capital lease obligations). We do not have any off-balance sheet financing arrangements, special purpose entities or asset securitizations.

        Our existing cash and short-term investment balances will decline further during fiscal 2002. However, our financing plan has been predicated on the pre-funding of each market's expansion to positive free cash flow. We believe that we have raised the capital necessary to build and operate our network in each of our 36 markets to the point at which operating cash flow from the market is sufficient to fund its ongoing operating costs and capital expenditures. We also believe that our existing cash on hand, together with an additional $150 million available under our senior secured credit facilities, are sufficient to fully fund our operations, planned capital investments and debt service requirements until such time as we have positive cash flow from operations on a consolidated basis to fund these items. None of our existing financing arrangements, described below in more detail, have any credit rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

        We cannot assure you that our estimates for required funding are accurate. We may need to seek additional capital in the future to expand our business. Sources of additional financing may include vendor financing, bank financing and/or the private or public sale of our equity or debt securities. We cannot assure you, however, that such financing will be available at all or on terms acceptable to us, or that our estimate of additional funds required is accurate. Our common stock closed at $3.12 on March 27, 2002; with our stock trading at these levels, it is unlikely that we will be able to seek funding from the public equity markets. In addition, in light of adverse developments in the general economy and specifically the telecommunications industry, it may be extremely difficult to obtain vendor financing, bank financing or other public/private funding necessary to continue funding our business. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

  •
  the cost of the development of our networks in each of our markets;

  •
  a change in or inaccuracy of our development plans or projections;

  •
  the extent of price and service competition for telecommunications services in our markets;

  •
  the demand and churn for our services;

  •
  regulatory and technological developments, including additional market developments and new opportunities in our industry;

  •
  an inability to borrow under our senior credit facilities;

  •
  the general economy; and

  •
  the consummation of acquisitions.

        Our cost of rolling out our networks and operating our business, as well as our revenues, will depend on a variety of factors, including:

  •
  our ability to meet our roll-out schedules;

  •
  our ability to negotiate favorable prices for purchases of equipment;

  •
  our ability to develop, acquire and integrate the necessary operations support systems and other back office systems;

  •
  the number of customers, the services for which they subscribe and customer churn;

  •
  the nature and penetration of new services that we may offer; and

  •
  the impact of changes in technology and telecommunication regulations.

        As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. Decreased demand for our services, as noted above, could adversely impact our liquidity. Customer demand for our services depends in part on our ability to efficiently and timely switch customers from their prior carrier to our service, respond to customer service and billing issues and provide quality service. Our financial projections are based on forecasts of, among other things, customer demand and customer churn, i.e. the rate at which customers discontinue our service. We expect that customer churn will average approximately 2% per month, which means that approximately 2% of our total number of lines installed would discontinue our service each month. Customers leave our service for a variety of reasons, including but not limited to, the customer: (a) leaving our service area, (b) going out of business, (c) being unhappy with our service, (d) leaving for better pricing, and (e) needing a different telecom solution that we do not provide. Churn is difficult to forecast and remains one of the specific challenges that we are focusing on for 2002. We believe our churn rate is trending up due to a number of factors, including so called "win back" programs of the incumbent carriers and recession-induced customer financial difficulties. We have responded to this trend with aggressive customer retention initiatives and our general shift to lower churn integrated service offerings. We can provide no assurances, however, that these or other efforts will allow us to reverse this negative trend in customer churn.

        In addition, decreased customer demand may also stem from uncertainty of the industry in which we compete. Many of our competitors have declared bankruptcy, de-listed from the public securities markets and/or identified financing problems. Some of our potential customers as well as current customers have expressed concerns about our financial stability, in light of the general economy and the telecommunications industry in general. Customer perception will have an impact on our ability to attract and retain customers.

        For the years ended December 31, 2001 and 2000, we made capital expenditures of $364.4 million and $430.8 million, respectively. As of December 31, 2001, we had transmission equipment colocated in 789 central offices. Pursuant to our business plan, we expect to use approximately $214 million to $240 million for capital expenditures in 2002. We expect to fund our capital expenditures with available cash and future cash flow.

        In April 2000, we executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. In July 2001, we amended this agreement to extend the term to six years. Under the amended agreement, we must complete purchases totaling $100 million by December 31, 2000, an aggregate of $160 million of purchases by September 30, 2001, an aggregate of $210 million by December 31, 2002, an aggregate of $257 million by December 31, 2003, an aggregate of $304 million by December 31, 2004, and the full $350 million of aggregate purchases on or before December 31, 2005. If we do not meet the required purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. During the term of the contract, such shortfall payments may be applied to future purchases during the next succeeding year. We exceeded the required purchase milestones for 2000 and 2001. As of December 31, 2001, we have completed cumulative purchases under this contract totaling approximately $163.9 million. In 2002, Lucent waived $50 million of the $210 million purchase commitment for 2002 in exchange for a purchase commitment by us of approximately $13.1 million of telecom equipment. Thus, our remaining commitment is approximately $140 million.

        We have purchased dedicated fiber rings in 24 of our markets. As of December 31, 2001, we had dedicated fiber rings in operation in 21 markets including Austin, Boston, Chicago, Dallas, Denver, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, St. Louis, Seattle, Washington, D.C., and White Plains. The cost of these rings includes both the amounts we pay to the fiber ring provider as well as the cost of the electronic equipment that we purchase and install on the rings to make them operational. As of December 31, 2001, our total costs have been $141 million, and our budget to complete the fiber rings for which we have commitments is approximately $215 million, which will be incurred over several periods ending in 2020. We plan to fund this cost with our available cash and future cash flow.

        The following summarizes some of our future financial commitments at December 31, 2001 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)(2):
11 3/4% and 12 7/8% Notes
Principal Payments	$650,000	$—	$—	$—	$650,000
Interest Payments	432,997	26,394	131,219	157,362	118,022
Senior Secured Credit Facilities
Principal Payments	350,000	—	70,000	280,000	—
Interest and Fees	76,321	20,480	38,101	17,740	—
Capital lease obligations(3)	146,446	14,872	20,078	17,076	94,420
Operating leases	240,663	29,558	58,842	54,108	98,155
Other material long-term obligations(3)	174,774	21,474	107,300	46,000	—

Total contractual cash obligations	$2,071,201	$112,778	$425,540	$572,286	$960,597

(1)
In the event of a change of control, as defined in our indentures, we will be required to make an offer to repurchase all of our 12 7/8% senior notes due 2008 and 11 3/4% senior notes due 2008 at a purchase price equal to 101% of the aggregate principal amount thereof and 101% of their accreted value, respectively, together with accrued and unpaid interest thereon, to the date of repurchase. A change of control, as defined in our senior credit agreement, could cause the debt under that agreement to become immediately due and payable.

(2)
In addition, as discussed in more detail below, a default under our senior credit facilities or our indentures could cause the debt under these financing arrangements to become immediately due and payable.

(3)
Does not include future obligations that may arise under purchase orders, since delivery of services under those purchase orders has not been made.

        On February 28, 2000, a three-for-two stock split of our common stock was effected in the form of a 50% dividend to shareholders of record on February 18, 2000. All references to the number of common shares and per share amounts have been restated to reflect the stock split for the periods presented.

        On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% senior discount note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semi-annually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from December 31, 2001 to February 15, 2003 of $59.2 million.

        We raised net proceeds of approximately $124.8 million in our offering of the 12 7/8% senior discount notes early in the third quarter of 1998. The 12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semi-annually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from December 31, 2001 to May 15, 2008 of $3.1 million.

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

        In February 2000, we closed on $500.0 million of new senior secured credit facilities, which replaced our prior $225 million revolving credit facility. These new senior secured credit facilities consist of a $350.0 million revolving credit facility and a $150.0 million delayed draw term loan facility. During the third quarter of 2001, we drew $200.0 million under the revolving credit facility due December 31, 2006 and $150.0 million under the delayed draw term loan due December 31, 2006. Interest on amounts drawn is variable, based on leverage ratios, and is currently the 6-month London Interbank Offered Rate + 3.25%, or 5.53% per annum; this interest rate will remain fixed until September 19, 2002.

        The additional $150.0 million of revolving credit facility is available, subject to satisfaction of certain terms and conditions, to provide purchase money financing for network build-out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office colocations. The current commitment fee on the unused portion of these credit facilities is 0.75% per annum, paid quarterly. The senior credit agreement contains certain representations, warranties and covenants, including many financial covenants. Financial covenants from this credit agreement for fiscal year 2002 are summarized below.

        Minimum quarterly revenues covenants for 2002 are as follows:

Quarter Ended	Minimum Quarterly Revenue
March 31, 2002	$155 million
June 30, 2002	$180 million
September 30, 2002	$200 million
December 31, 2002	$220 million

        Our ratio of Senior Secured Debt to the aggregate Annualized Pre-Overhead EBITDA cannot exceed 6:00 to 1:00 as of the last day of any quarter. Our ratio of Senior Secured Debt to Total Capitalization cannot exceed 0.35 to 1.00. Our ratio of Consolidated Total Debt to Total Capitalization cannot exceed 0.60 to 1.00. (Capitalized terms used in this paragraph have the meanings from our credit agreement). Our credit agreement also contains financial covenants for fiscal year 2003 and beyond.

        Our failure to comply with the covenants, including the failure to comply with any of the above described financial covenants, and restrictions contained in our financing agreements could lead to default under the terms of these agreements. If such a default occurs, our lenders could declare all amounts borrowed immediately due and payable. In addition, lenders under our financing arrangements could terminate their commitments to lend to us. If that occurs, we cannot assure you that we would be able to make payments on our indebtedness, meet our working capital or meet our capital expenditure requirements, or that we would be able to find additional alternative financing.

        At December 31, 2001, we were in compliance with all covenants and other requirements set forth in our senior credit agreement and indentures. Based on our budgeted projections, we believe we will meet the above financial covenants contained in our senior credit agreement for year 2002. However, the margin for performance below these covenants is relatively narrow and even a relatively small decrease in our growth or cash flow from operations could cause a default under our senior credit agreement.

        We believe that the risk related to potential defaults under our financing agreements has increased due to the financial failures and difficulties of other communications companies. We believe that these events have caused many lenders to be even more reluctant to waive defaults or otherwise restructure credit arrangements.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of our financial statements. While we believe our estimates are appropriate, actual results can, and often do, differ from those estimates.

        Our critical accounting policies are discussed below. Each of these areas involves complex situations and a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements.

Revenue Recognition

        We recognize revenue in accordance with all applicable generally accepted accounting principles including SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 101 requires management's judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        The assessment of collectibilty is particularly critical in determining whether or not revenue should be recognized. A portion of our revenue is for reciprocal compensation generated by calls placed to Internet service providers who are our customers. In addition, a portion of our revenue is access charge revenue for connecting our voice service customers to their selected long distance carriers for outbound calls or for delivering inbound long distance traffic to our voice service customers. Our ability to earn local reciprocal compensation revenues and access revenues is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, our policy is to recognize these revenues only when realization is reasonably assured.

Accounts Receivable

        A considerable amount of judgment is required in assessing the ultimate realization of our accounts receivable. We evaluate the collectibility of our accounts receivable based on a combination of factors. We recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. In circumstances where we are aware of a specific customer's or carrier's inability to meet its financial obligations to us, we record a specific allowance against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected. If the financial condition of our customers or carriers were to deteriorate or if economic conditions worsened, additional allowances may be required in the future.

Goodwill and Intangibles

        We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment by management. We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment are based on market conditions, legal factors and operational performance of our acquired businesses. Future events could cause us to conclude that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a significant impact on our financial condition and results of operations.

Network Expenses

        The recognition of network expense and the related liabilities for network expense requires certain estimates and assumptions to be made by management. Our accruals for unbilled leased network facilities, network access charges, and equipment colocation charges are based on circuit counts, estimated usage, and active colocation sites. Additionally, our accrual includes charges invoiced by carriers which are probable network expenses but have not yet been paid due to rate or volume disputes with other carriers. Should changes in conditions or facts cause us to revise our estimates, our financial condition and results of operations could be significantly impacted.

Other Matters

        We do not have any of the following:

  •
  Off-balance sheet financial arrangements

  •
  Trading activities that include non-exchange traded contracts accounted for at fair value

  •
  Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed below.

NEW ACCOUNTING PRONOUNCEMENTS

        We continually monitor and revise our accounting policies as developments occur. The following recently issued accounting pronouncements may impact the future presentation of our financial condition and results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. We adopted SAB 101 on October 1, 2000. The adoption of SAB 101 did not have a material effect on our results of operations.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. Adoption of this statement is required for all business combinations consummated after June 30, 2001. All of our prior business combinations have been accounted for under the purchase method of accounting. Therefore, management does not believe the adoption of this statement will have a material impact on our business acquisition model or our results of operations.

        In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement will (1) require that goodwill balances no longer be amortized but rather assessed for impairment at least annually and (2) expand the classifications of other intangible assets, as well as the expected useful lives of these assets. Adoption of this statement is required as of January 1, 2002, as well as for all purchase business combinations initiated after June 30, 2001. We are currently assessing the provisions of this statement and currently do not believe that such provisions, other than the non-amortization of goodwill and reclassification of certain non-qualifying intangibles to goodwill, will have a material impact on our financial position.

        In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Our adoption of this statement did not have a material effect on our financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this statement is required for fiscal years beginning after December 15, 2001. We do not believe that our adoption of this statement will have a material effect on our financial position or results of operations.

CERTAIN RELATED PARTY TRANSACTIONS

        In connection with the employment of G. Clay Myers, our Senior Vice President of Finance and Accounting, Mr. Myers borrowed $250,000 from Allegiance on December 6, 1999. Mr. Myers issued a promissory note payable to Allegiance for this amount, which note is payable on December 6, 2002. Such note accrues interest at 5.74% per annum, which was the December 1999 applicable federal rate, and interest is payable when the note is due. In the event Mr. Myers' resigns or is terminated by Allegiance for cause (as defined in the note), then this note will become immediately due and payable. The note is secured by a pledge of Mr. Myers' Allegiance stock options. Mr. Myers has paid accrued interest on this note up through December 31, 2001. The $250,000 was used by Mr. Myers to replace certain benefits he had to forego from his prior employer upon his acceptance of a position with Allegiance.

        On April 4, 2001, Anthony Parella, a Director and our Executive Vice President, borrowed $3,000,000 from Allegiance. Mr. Parella issued a promissory note payable to Allegiance, which note was payable on April 4, 2004. In September 2001, Mr. Parella borrowed an additional $1,200,000 from Allegiance. Mr. Parella issued a full recourse promissory note (the "Full Recourse Note") payable to Allegiance for a total amount of $4,200,000 plus previously accrued interest of $81,564 on the April 4, 2001 note. The Full Recourse Note is payable on April 4, 2004. This note accrues interest at 2.73% per annum, which was the November 2001 applicable federal rate, and interest is payable when this note is due. In the event Mr. Parella resigns or is terminated by Allegiance for cause (as defined in the Full Recourse Note), then this note will become immediately due and payable. Under the Full Recourse Note, we have the right to enforce the repayment obligation of Mr. Parella by looking to his personal assets. The Full Recourse Note is also secured by a pledge of Mr. Parella's Allegiance stock options, as well as 350,000 shares of Allegiance Telecom common stock. The $4,200,000 was used by Mr. Parella to repay certain debt that he incurred in connection with the purchase of land. That debt was secured by Mr. Parella's Allegiance stock and he would have been forced to sell such stock to satisfy the debt if he did not obtain another means of repaying the debt. We determined that making the loan to Mr. Parella was in the best interests of our stockholders because it allowed him to avoid a forced sale of his shares and instead be able to take the time necessary to sell his land. Mr. Parella is currently in the process of selling such land to repay the Full Recourse Note in full. Based on an appraisal performed in October 2000, the land has an appraised value of $7.4 million.

        During 2001, Allegiance personnel and advisors traveled at various times on company business on an airplane owned and operated by a company that is wholly-owned by Thomas M. Lord and members of his immediate family. Mr. Lord is one of our Directors and our Executive Vice President of Corporate Development and Chief Financial Officer. Total charges to us for our use of this airplane in 2001 were $350,880. The air travel rate billed to us for use of the airplane was at least as favorable as the rate charged by private aircraft owners unaffiliated with our company. In addition, our Board of Directors has authorized the use of this airplane for business purposes only, provided that the air travel rate billed to us for use of the airplane is at least as favorable as the rate charged by private aircraft owners unaffiliated with our company. We have now terminated this arrangement and do not expect to incur charges for the use of this airplane in the future.

        The loans to Mr. Myers and Mr. Parella is reflected in "other long-term assets" in our financial statements. If the loans are not re-paid, we will have recourse to stock options, in the case of Mr. Myers, and stock options, shares of common stock and personal recourse, in the case of Mr. Parella. The business travel expenses described above are included in our Selling, General and Administrative expenses for fiscal years 2001 and 2000.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our investment policy is limited by our existing bond indentures and senior credit facilities. We are restricted to investing in financial instruments with a maturity of one year or less. The indentures require investments in high quality instruments, such as obligations of the U.S. government or any agency thereof guaranteed by the United States of America, money market deposits and commercial paper with a rating of A1/P1.

        We are thus exposed to market risk related to changes in short-term U.S. interest rates. We manage these risks by closely monitoring market rates and the duration of our investments. We do not enter into financial or commodity investments for speculation or trading purposes and are not a party to any financial or commodity derivatives.

        Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2002, based on the estimated average 2001 earned rate on investments, is $9.6 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $2.3 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

	Quarter Ending
	March 2002	June 2002	September 2002	December 2002	Total
	(dollars in millions)
Estimated average investments	$362.7	$268.4	$172.9	$134.8	N/A
Estimated average interest earned at the average rate of 4.06% for the year ended December 31, 2001	$3.7	$2.7	$1.8	$1.4	$9.6
Estimated impact of interest rate drop	$0.9	$0.7	$0.4	$0.3	$2.3

        Our outstanding long-term debt consists both of long-term, fixed rate notes, not subject to interest rate fluctuations, and our senior secured credit facilities. Borrowings under our senior secured credit facilities incur interest at a variable rate, based on leverage ratios, and is currently the London Interbank Offered Rate + 3.25%. On March 19, 2002, our borrowing rate was adjusted to 5.53% per annum and this interest rate will remain fixed until September 2002. Therefore, we will not be exposed to market risk related to rate fluctuations during the first three quarters of 2002.

        During the fourth quarter of 2002, we will be exposed to market risk related to market changes in the London Interbank Offered Rate and other market indexes. Based on our current level of debt, the impact of a 100-basis-point increase in our average interest rate would cause an increase in interest expense during 2002 of $1.0 million.

ITEM 8. Consolidated Financial Statements and Supplementary Data

        The information required by this Item 8 is included in pages F-1 through F-22 of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of Allegiance Telecom

        The information required by this Item 10 regarding our directors and executive officers is incorporated in this report by reference from certain sections of our definitive proxy statement for the annual meeting of stockholders for the fiscal year ended December 31, 2001, which will be filed with the SEC no later than April 30, 2002 (the "proxy statement"). You will find our response to this Item 10 in the sections titled "Who Are Allegiance's Directors, Executive Officers and other Senior Vice Presidents?", "About the Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement.

ITEM 11. Executive Compensation

        The information required by this Item 11 is incorporated in this report by reference from the sections titled "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" of our proxy statement.

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

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements (located on pages F-1 through F-22 of this report).
Report of Independent Public Accountants.
Consolidated Balance Sheets as of December 31, 2001 and 2000.
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999.
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules:
Report of Independent Public Accountants on Financial Statement Schedule is located on page S-1 of this report.
Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999 is located on page S-2 of this report.
(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page E-1 of this report.
(b)	Reports on Form 8-K
There were no reports filed during the three months ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, Allegiance Telecom, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2002.

ALLEGIANCE TELECOM, INC.
By:	/s/ ROYCE J. HOLLAND Royce J. Holland, Chairman of the Board and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Allegiance Telecom, Inc. and in the capacities indicated on April 1, 2002.

SIGNATURE	CAPACITY

/s/ ROYCE J. HOLLAND Royce J. Holland	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ C. DANIEL YOST C. Daniel Yost	President, Chief Operating Officer and Director
/s/ THOMAS M. LORD Thomas M. Lord	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ G. CLAY MYERS G. Clay Myers	Senior Vice President of Finance and Accounting (Principal Accounting Officer)

/s/ ANTHONY J. PARELLA Anthony J. Parella	Executive Vice President and Director
/s/ JAMES E. CRAWFORD, III James E. Crawford, III	Director
/s/ JOHN B. EHRENKRANZ John B. Ehrenkranz	Director
/s/ PAUL J. FINNEGAN Paul J. Finnegan	Director
/s/ RICHARD D. FRISBIE Richard D. Frisbie	Director
/s/ HOWARD I. HOFFEN Howard I. Hoffen	Director
/s/ REED E. HUNDT Reed E. Hundt	Director
/s/ ANDREW D. LIPMAN Andrew D. Lipman	Director
/s/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director

Report of Independent Public Accountants

To the Board of Directors and Stockholders of Allegiance Telecom, Inc.:

        We have audited the accompanying consolidated balance sheets of Allegiance Telecom, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allegiance Telecom, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Dallas, Texas,
February 19, 2002

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and 2000

(in thousands, except share and per share data)

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$374,084	$396,103
Short-term investments	25,232	261,856
Short-term investments, restricted	—	12,952
Accounts receivable (net of allowance for doubtful accounts of $29,621 and $12,638, respectively)	141,684	93,803
Prepaid expenses and other current assets	25,406	5,563

Total current assets	566,406	770,277
PROPERTY AND EQUIPMENT:
Property and equipment	1,366,710	907,182
Accumulated depreciation	(350,460)	(162,279)

Property and equipment, net	1,016,250	744,903
DEFERRED DEBT ISSUANCE COSTS (net of accumulated amortization of $11,870 and $7,048, respectively)	19,039	23,710
LONG-TERM INVESTMENTS, RESTRICTED	954	829
GOODWILL (net of accumulated amortization of $83,252 and $28,025 respectively)	107,468	100,184
OTHER ASSETS, net	64,726	28,936

Total assets	$1,774,843	$1,668,839

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,386	$80,814
Accrued liabilities and other current liabilities	89,088	58,256

Total current liabilities	139,474	139,070
LONG-TERM DEBT	1,013,184	566,312
OTHER LONG-TERM LIABILITIES	14,109	4,972
COMMITMENTS AND CONTINGENCIES (see Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2001 and 2000	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 115,542,354 and 110,392,114 shares issued and 115,214,859 and 110,064,619 shares outstanding at December 31, 2001 and 2000, respectively	1,155	1,104
Additional paid-in capital	1,801,366	1,730,652
Common stock in treasury, at cost, 327,495 shares at December 31, 2001 and 2000	(45)	(45)
Common stock warrants	1,877	1,877
Deferred compensation	(6,067)	(16,531)
Deferred management ownership allocation charge	—	(175)
Accumulated deficit	(1,190,210)	(758,397)

Total stockholders' equity	608,076	958,485

Total liabilities and stockholders' equity	$1,774,843	$1,668,839

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2001, 2000 and 1999

(in thousands, except share and per share data)

	2001	2000	1999
REVENUES	$516,888	$285,227	$99,061
OPERATING EXPENSES:
Network	251,734	150,718	62,542
Selling, general and administrative	377,387	252,368	140,745
Depreciation and amortization	256,685	130,826	55,822
Management ownership allocation charge	175	6,480	18,789
Non-cash deferred compensation	4,126	10,127	7,851

Total operating expenses	890,107	550,519	285,749

Loss from operations	(373,219)	(265,292)	(186,688)
OTHER INCOME (EXPENSE):
Interest income	15,665	56,969	31,354
Interest expense	(74,259)	(69,244)	(59,404)

Total other income (expense)	(58,594)	(12,275)	(28,050)

NET LOSS	(431,813)	(277,567)	(214,738)
ACCRETION OF WARRANT VALUES	—	—	(130)

NET LOSS APPLICABLE TO COMMON STOCK	$(431,813)	$(277,567)	$(214,868)

NET LOSS PER SHARE, basic and diluted	$(3.82)	$(2.58)	$(2.37)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	113,115,871	107,773,112	90,725,712

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2001, 2000 and 1999
(in thousands, except share and per share data)

	Preferred Stock		Common Stock			Treasury Stock				Deferred Management Ownership Allocation Charge
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid- In Capital	Number of Shares	Amount	Common Stock Warrants	Deferred Compensation		Accumulated Deficit	Total
Balance, December 31, 1998	—	$—	75,512,331	$755	$416,479	—	$—	$—	$(14,617)	$(26,225)	$(265,962)	$110,430
Issuance of stock under the Employee Stock Purchase Plan (see Note 12)	—	—	145,574	2	1,466	—	—	—	—	—	—	1,468
Acquisition of treasury stock	—	—	—	—	—	(37,968)	(5)	—	—	—	—	(5)
Exercise of employee stock options	—	—	200,170	2	563	—	—	—	—	—	—	565
Accretion of redeemable warrant values	—	—	—	—	—	—	—	—	—	—	(130)	(130)
Reclassification of common stock warrants (see Note 6)	—	—	—	—	—	—	—	8,764	—	—	—	8,764
Conversion of common stock warrants	—	—	560,502	6	5,043	—	—	(5,045)	—	—	—	4
Secondary offering of common stock	—	—	21,041,100	210	510,408	—	—	—	—	—	—	510,618
Deferred compensation	—	—	—	—	6,161	—	—	—	(6,807)	646	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	7,851	18,789	—	26,640
Net loss	—	—	—	—	—	—	—	—	—	—	(214,738)	(214,738)

Balance, December 31, 1999	—	$—	97,459,677	$975	$940,120	(37,968)	$(5)	$3,719	$(13,573)	$(6,790)	$(480,830)	$443,616
Issue of stock under the Employee Stock Purchase Plan (see Note 12)	—	—	109,727	1	4,408	—	—	—	—	—	—	4,409
Acquisition of treasury stock	—	—	—	—	—	(289,527)	(40)	—	—	—	—	(40)
Exercise of employee stock options	—	—	700,820	7	4,763	—	—	—	—	—	—	4,770
Stock Split	—	—	(577)	—	(52)	—	—	—	—	—	—	(52)
Conversion of common stock warrants	—	—	205,331	2	1,841	—	—	(1,842)	—	—	—	1
Secondary offering of common stock	—	—	10,703,109	107	719,568	—	—	—	—	—	—	719,675
Common stock issued for business acquisitions	—	—	1,214,027	12	44,159	—	—	—	—	—	—	44,171
Common stock options issued for business acquisitions	—	—	—	—	3,852	—	—	—	(957)	—	—	2,895
Deferred Compensation	—	—	—	—	11,993	—	—	—	(12,128)	135	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	10,127	6,480	—	16,607
Net loss	—	—	—	—	—	—	—	—	—	—	(277,567)	(277,567)

Balance, December 31, 2000	—	$—	110,392,114	$1,104	$1,730,652	(327,495)	$(45)	$1,877	$(16,531)	$(175)	$(758,397)	$958,485
Issue of stock under the Employee Stock Purchase Plan (see Note 12)	—	—	672,337	6	4,910	—	—	—	—	—	—	4,916
Exercise of employee stock options	—	—	376,151	4	2,197	—	—	—	—	—	—	2,201
Common stock issued for business acquisitions	—	—	4,101,752	41	69,698	—	—	—	—	—	—	69,739
Deferred Compensation	—	—	—	—	(6,213)	—	—	—	6,213	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	4,251	175	—	4,426
Other	—	—	—	—	122	—	—	—	—	—	—	122
Net loss	—	—	—	—	—	—	—	—	—	—	(431,813)	(431,813)

Balance, December 31, 2001	—	$—	115,542,354	$1,155	$1,801,366	(327,495)	$(45)	$1,877	$(6,067)	$—	$(1,190,210)	$608,076

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2001, 2000 and 1999

(in thousands)

	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(431,813)	$(277,567)	$(214,738)
Adjustments to reconcile net loss to cash used in operating activities—
Depreciation and amortization	256,685	130,826	55,822
Provision for uncollectible accounts receivable	41,600	25,914	7,496
Accretion of investments	(2,806)	(5,387)	(4,145)
Accretion of Series B and 12 7/8% notes	43,320	38,645	34,107
Amortization of deferred debt issuance costs	4,822	10,293	1,876
Amortization of management ownership allocation charge and deferred compensation	4,301	16,607	26,640
Changes in assets and liabilities, net of effects of acquisitions—
Increase in accounts receivable	(80,122)	(88,391)	(31,224)
Increase in prepaid expenses and other current assets	(18,836)	(2,283)	(385)
Increase in other assets	(10,818)	(690)	(3,138)
Increase (decrease) in accounts payable	(35,094)	31,429	31,412
Increase (decrease) in accrued liabilities and other current liabilities	13,125	18,052	(15,206)

Net cash used in operating activities	(215,636)	(102,552)	(111,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(364,396)	(430,817)	(257,966)
Capitalized interest	(16,858)	(14,366)	(6,019)
Purchases of subsidiaries, net of cash acquired	(28,887)	(63,808)	(35,478)
Purchases of investments	(283,926)	(329,884)	(62,313)
Proceeds from sale of investments	536,183	122,167	209,559

Net cash used in investing activities	(157,884)	(716,708)	(152,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the credit facilities	350,000	—	—
Proceeds from issuance of common stock, net	7,117	728,855	512,655
Deferred debt issuance costs	(151)	(12,334)	(7,929)
Purchase of treasury stock	—	(40)	(5)
Payments on capital lease obligations	(5,634)	(3,300)	(1,285)
Other	169	(52)	(4)

Net cash provided by financing activities	351,501	713,129	503,432

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,019)	(106,131)	239,732
CASH AND CASH EQUIVALENTS, beginning of period	396,103	502,234	262,502

CASH AND CASH EQUIVALENTS, end of period	$374,084	$396,103	$502,234

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	42,250	34,605	37,233
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease obligations	47,516	14,511	12,960
Fair value of assets acquired in business acquisitions	84,052	38,056	10,166
Liabilities assumed in business acquisitions	28,351	19,074	8,898
Common stock issued for business acquisitions (4,101,752, 1,214,027 and 0 shares, respectively)	69,739	44,171	—
Common stock options issued for business acquisitions (0, 182,324 and 0 shares, respectively)	—	2,895	—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

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

        The Company's business plan is focused on offering services in 36 of the largest metropolitan areas in the United States. As of December 31, 2001, the Company's network rollout is complete, and the Company is operational in all 36 target markets. These markets include Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains.

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

2. Summary of Significant Accounting Policies:

        Consolidation.    The accompanying financial statements include the accounts of Allegiance Telecom, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Cash and Cash Equivalents.    The Company includes as cash and cash equivalents, cash, marketable securities and commercial paper with maturities of three months or less at the date of purchase.

        Short-Term Investments.    Short-term investments consist primarily of commercial paper with original maturities between three and 12 months at the date of purchase. Such short-term investments are carried at their accreted value, which approximates fair value.

        Restricted Investments.    Short-term restricted investments consist primarily of U.S. government securities purchased in connection with the issuance of the Company's outstanding 12 7/8% notes (see Note 6) to secure the first six scheduled payments of interest on the 12 7/8% notes. These investments are classified as current based upon the maturity dates of each of the securities at the balance sheet date.

        Long-term restricted investments include certificates of deposit held as collateral for letters of credit issued on behalf of the Company.

        Prepaid Expenses and Other Current Assets.    Prepaid expenses and other current assets consist of prepaid services, prepaid rent, prepaid insurance and refundable deposits. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

        Property and Equipment.    Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the years ended December 31, 2001, 2000 and 1999, $16,858, $14,366 and $6,019, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

        Property and equipment at December 31, 2001 and 2000, consisted of the following:

	2001	2000	Useful Lives (in years)
Network equipment	$869,011	$569,410	2-10
Land	9,164	—	—
Leasehold improvements	134,618	98,788	7-10
Software	114,553	63,435	3
Office equipment and other	36,824	24,528	2-5
Furniture and fixtures	17,715	13,879	7

Property and equipment, in service	1,181,885	770,040
Less: Accumulated depreciation	(350,460)	(162,279)

Property and equipment, in service, net	831,425	607,761
Construction-in-progress	184,825	137,142

Property and equipment, net	$1,016,250	$744,903

        Revenue Recognition.    Revenues for voice, data and other services to end users are recognized in the month in which the service is provided. Amounts invoiced and collected in advance of services provided are recorded as deferred revenue (see Note 5 for amounts of deferred revenue). Revenues for carrier interconnection, access and reciprocal compensation are recognized in the month in which the service is provided, except when realization of these revenues is not reasonably assured. The ability of competitive local exchange carriers (such as the Company) to earn local reciprocal compensation revenues and access revenues is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, the Company's policy is to recognize this revenue only when realization is reasonably assured.

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

        Network Expenses.    Network expense is recognized in the month in which the service is utilized. Accruals for unbilled leased network facilities, network access charges, and equipment collocation charges are based on circuit counts, estimated usage, and active collocation sites. Additionally, accrued network expense includes charges invoiced by carriers which are probable network expenses but have not yet been paid due to rate or volume disputes with other carriers. Network expenses do not include an allocation of depreciation or amortization expense.

        Stock Splits.    On February 28, 2000, the Company effected a three-for-two stock split in the form of a 50% stock dividend. All references to the number of common shares and per share amounts have been restated to reflect the stock split for all periods presented.

        Loss Per Share.    The Company calculates net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." The net loss applicable to common stock includes the accretion of warrant values of $130 for the year ended December 31, 1999.

        The securities listed below were not included in the computation of diluted loss per share, as the effect from the conversion would be antidilutive.

	2001	2000	1999
Common Stock Warrants	207,973	207,973	413,318
1997 Nonqualified Stock Option Plan	531,196	736,250	1,086,341
1998 Stock Incentive Plan	24,615,855	20,345,100	6,394,661
Employee Stock Discount Purchase Plan	432,250	82,270	31,935

        Segment Reporting.    The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes how public enterprise businesses determine operating segments and the financial and descriptive information required to be disclosed relating to a company's operating segments. The application of this statement has no material impact on the Company's current disclosures of its one operating segment, providing telecommunications services.

        Business Combinations.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. Adoption of this statement is required for all business combinations consummated after June 30, 2001. All prior business combinations of the Company have been accounted for under the purchase method of accounting. Therefore, management does not believe the adoption of this statement will have a material impact on the Company's business acquisition model.

        Goodwill and Other Intangible Assets.    Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill related to businesses acquired prior to June 30, 2001 was amortized on a straight-line basis over an estimated useful life of three years. Goodwill is assessed regularly for recoverability based on whether future goodwill amortization can be recovered through undiscounted future net cash flows of the acquired company.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This statement will (1) require that goodwill balances no longer be amortized but rather assessed for impairment at least annually and (2) expand the classifications of other intangible assets, as well as the expected useful lives of these assets. Adoption of this statement is required as of January 1, 2002, as well as for all purchase business combinations initiated after June 30, 2001. Management is currently assessing the provisions of this statement and does not believe that such provisions, other than the non-amortization of goodwill and reclassification of certain non-qualifying intangibles to goodwill, will have a material impact on the financial position of the Company.

        Use of Estimates in Financial Statements.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications.    Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform with the current period presentation.

3. Acquisitions:

        During the year ended December 31, 2001, we acquired the stock of Adgrafix Corporation, an Internet-based, web hosting applications specialist, and Coast to Coast Telecommunications, Inc., a provider of local and long-distance telecommunications services. We also acquired certain assets of HarvardNet, Inc., an Internet-based, web hosting applications specialist, and Intermedia Business Internet, a Tier 1 Internet Service Provider. The Company acquired these entities for an aggregate purchase price of $92,602, consisting of $17,651 in cash and 3,694,502 shares of the Company's common stock. Included in the aggregate purchase price as of December 31, 2001 is $9,083, payable in shares of the Company's common stock or cash, which has been held by the Company until settlement of certain pre-acquisition vendor liabilities assumed by the Company. A portion of these shares may be paid to the selling shareholder to the extent that these vendor liabilities are reduced pursuant to the settlement of disputes with the vendors. The excess of purchase price over the fair value of the net assets acquired has been recorded as goodwill of $34,896. In accordance with Statement of Financial Accounting Standards No. 142, the goodwill associated with acquisitions consummated after June 30, 2001 is not being amortized.

        The merger agreement with Coast to Coast Telecommunications, Inc. provides for additional contingent consideration payable in shares of the Company's common stock effective six months following the closing date. The contingent consideration will be paid subject to the resolution of certain claims. Based on information available at December 31, 2001, the contingent consideration is expected to be approximately $440 (consisting of approximately 52,934 shares of the Company's common stock). If such contingent consideration becomes due and payable beyond a reasonable doubt, such additional purchase price will result in the recording of a corresponding amount of goodwill.

        During 2001, the Company paid contingent consideration totaling $17,858, consisting of $13,988 in cash, of which $2,362 was included in accrued liabilities at December 31, 2000, and 407,250 shares of the Company's common stock as provided in the merger agreements with the following businesses acquired during 2001 and 2000: InterAccess Co., Virtualis Systems, Inc., Jump.Net, Inc., CTSnet and Adgrafix Corporation. There is no additional consideration payable under the merger agreements with InterAccess Co., Virtualis Systems, Inc., CTSnet and Adgrafix Corporation.

        In connection with its integration plan for the acquired businesses, the Company has recorded additional goodwill to establish reserves for certain costs, including the termination of acquired redundant network elements, closure of acquired duplicate facilities, and severance of certain employees. If the Company does not utilize the full extent of the established reserves for their intended purposes, the reserves are reversed to goodwill in accordance with accounting principles generally accepted in the United States.

        During 2000, the Company acquired the following four regional Internet service providers: CONNECTnet Internet Network Services, InterAccess Co., CTSnet, a division of Datel Systems Incorporated, and Jump.Net, Inc. In addition, during 2000, the Company acquired Virtualis Systems, Inc., an Internet-based, Web-hosting applications specialist.

        The merger agreement with Jump.Net, Inc. provides for additional contingent consideration based on the satisfaction of certain conditions. Based on information available at December 31, 2001, the contingent consideration is expected to be approximately $161 (consisting of approximately 24,936 shares of the Company's common stock). If such contingent consideration becomes due and payable beyond a reasonable doubt, such additional purchase price will result in the recording of a corresponding amount of goodwill.

        During 1999, the Company acquired 100% of the outstanding stock of ConnectNet, Inc. and Kivex, Inc. and certain assets of ConnecTen, L.L.C. for cash.

        Each of the acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including identified intangible assets, and liabilities assumed, based on their respective estimated fair values at acquisition. The Company's purchase price allocation of the acquisitions made in 2001 is preliminary, subject to post-acquisition due diligence of the acquired entities, and may be adjusted as additional information is obtained. During the years ended December 31, 2001 and 2000, immaterial adjustments were made to the purchase price allocation of the entities acquired in 2000 and 1999. These adjustments are included in goodwill at December 31, 2001.

4. Other Assets:

        Other assets consisted of the following:

	2001	2000
Acquired intangibles	$66,148	$28,171
Long-term deposits	4,040	3,917
Inventory	6,827	—
Other	6,231	2,231

Total other assets	83,246	34,319
Less: Accumulated amortization	(18,520)	(5,383)

Other assets, net	$64,726	$28,936

        Acquired intangibles consist of acquired workforces and customer lists obtained in connection with business acquisitions. These assets are being amortized over their estimated useful lives of one to three years using the straight-line method. During the second quarter of 2001, the Company adjusted the value of the acquired workforce intangible in connection with the termination of certain employees under the Company's integration plans. SFAS 142 will have an impact on the accounting treatment of certain existing non-qualifying intangible assets. See Note 3.

        Inventory consists of equipment purchased and being staged for deployment in the Company's network. These inventories will be classified as property and equipment when the equipment is deployed.

5. Accrued Liabilities and Other Current Liabilities:

        Accrued liabilities and other current liabilities consisted of the following:

	2001	2000
Accrued employee compensation and benefits	$10,314	$5,915
Accrued network expenses	40,313	12,410
Business acquisition costs	15,657	4,461
Accrued taxes	8,171	5,797
Accrued interest expense	4,103	5,216
Deferred revenue	3,088	13,488
Other	7,442	10,969

Accrued liabilities and other current liabilities	$89,088	$58,256

6. Long-Term Debt:

        Long-term debt consisted of the following:

	2001	2000
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	$385,765	$342,758
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	201,852	201,539
Senior secured credit facilities due December 31, 2006; average interest rate of 6.28%	350,000	—
Capital lease obligations, net of current portion (see Note 7)	75,567	22,015

Long-term debt	$1,013,184	$566,312

        Series B 11 3/4% Notes Due 2008.    On February 3, 1998, the Company raised gross proceeds of approximately $250,477 in an offering of 445,000 units, each of which consists of one 11 3/4% senior discount note due 2008 of the Company and one redeemable warrant to purchase 2.18847599262 shares of common stock at an exercise price of $.01 per share, subject to certain antidilution provisions. Of the gross proceeds, $242,294 was allocated to the 11 3/4% notes and $8,184 was allocated to the redeemable warrants. The redeemable warrants became exercisable in connection with the Company's initial public offering (see Note 8) in July 1998.

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

        Through March 31, 1999, the Company was recognizing the potential future redemption value of the redeemable warrants by recording accretion of the redeemable warrants to their estimated fair market value at February 3, 2008, using the effective interest method. Accretion recorded in the three months ended March 31, 1999 was $130.

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

        12 7/8% Senior Notes Due 2008.    On July 7, 1998, the Company raised approximately $200,919 of gross proceeds from the sale of its 12 7/8% senior discount notes due 2008 of which approximately $69,033 was used to purchase U.S. government securities, which were placed in a pledged account to secure and fund the first six scheduled payments of interest on the notes (see Note 2).

        The 12 7/8% notes have a principal amount at maturity of $205,000 and an effective interest rate of 13.24%. The 12 7/8% notes mature on May 15, 2008. Interest on the 12 7/8% notes is payable semi-annually in cash at the rate of 12 7/8% on May 15 and November 15 of each year. As of December 31, 2001 and 2000, the Company has recorded accrued interest associated with the 12 7/8% notes of $3,299 and $3,299, respectively, which is included in other current liabilities.

        Under the terms of the 12 7/8% notes, the Company may redeem these notes at certain times and in certain amounts. Upon a change of control, as defined, the Company is required to make an offer to purchase the 12 7/8% notes at a purchase price of 101% of the principal amount thereof, together with accrued interest, if any.

        Senior Secured Credit Facilities.    In February 2000, the Company closed on $500 million of senior secured credit facilities (Credit Facilities). The Credit Facilities consist of a $350 million seven-year revolving credit facility and a $150 million two-year delayed draw term loan facility. The Credit Facilities are available, subject to satisfaction of certain terms and conditions, to provide financing for network build-out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office colocations. Interest on amounts drawn is variable based on the Company's leverage ratio, which is approximately the London Interbank Offered Rate (LIBOR) plus 3.25%. The current commitment fee on the unused portion of the Credit Facilities is 0.75% per annum, paid quarterly.

        As of December 31, 2001, there were $200,000 and $150,000 of borrowings outstanding under the seven-year revolving credit facility and the two-year delayed draw term loan facility, respectively, all of which are classified as long-term debt.

        The Credit Facilities carry certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of their capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders or affiliates, effect a consolidation or merger and require the Company to maintain certain operating and financial performance measures. The Company was in compliance with all such restrictive covenants at December 31, 2001.

        Unamortized deferred debt issuance costs of $5,854 related to the previous revolving credit facility were expensed as additional interest expense upon its termination in February 2000.

7. Leases:

        The Company has entered into various capital lease agreements, with expirations through 2021, covering dedicated optical fiber capacity and certain equipment. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheet in property and equipment and long-term debt, respectively.

        The Company has entered into various operating lease agreements, with expirations through 2015, for network facilities, office space and equipment. Rent expense on operating leases for the years ended December 31, 2001, 2000 and 1999, was $31,765, $16,950 and $10,948, respectively.

        Future minimum lease obligations for all non-cancelable capital and operating lease agreements with initial or remaining terms of one year or more at December 31, 2001 are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2002	$14,872	$29,558
2003	10,388	30,326
2004	9,690	28,516
2005	8,506	28,098
2006	8,570	26,010
Thereafter	94,420	98,155

Total minimum future lease payments	146,446	$240,663

Amount representing interest	(67,759)

Present value of minimum lease payments	78,687
Current Portion	(3,120)

Long-term capital lease obligations	$75,567

        The current portion of capital lease obligations of $3,120 is included in accrued liabilities at December 31, 2001.

        Certain operating and capital lease agreements contain renewal and purchase options at the end of the initial lease terms.

8. Capitalization:

        Preferred Stock.    In connection with the Company's initial public offering, the Company authorized 1,000,000 shares of preferred stock with a $.01 par value. At December 31, 2001 and 2000, no shares of preferred stock were issued and outstanding.

        Common Stock.    In April 1999, the Company received $533,041 of gross proceeds from the sale of the Company's common stock. The Company sold 21,041,100 shares at a price of $25.33 per share. Net proceeds from this offering were $510,618.

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

        At December 31, 2001 and 2000, 115,542,354 and 110,392,114 shares were issued and 115,214,859 and 110,064,619 were outstanding, respectively. Of the authorized but unissued common stock, 28,812,998 and 27,860,415 shares were reserved for issuance upon exercise of stock options issued under the Company's stock option, stock incentive and stock purchase plans (see Note 12) and 208,039 shares were reserved for issuance, sale and delivery upon the exercise of warrants (see Note 6) at December 31, 2001.

        Warrants.    During 2000, 93,830 warrants, formerly referred to as redeemable warrants (see Note 6), were exercised to purchase 205,331 shares of common stock, respectively. Fractional shares are not issued, cash payments are made in lieu thereof, according to the terms of the warrant agreement. No warrants were exercised during 2001. At December 31, 2001 and 2000, 95,031 warrants, were outstanding. The warrants will expire on February 3, 2008.

        Deferred Compensation.    During 1998 and 1997, certain management investors acquired membership units of Allegiance Telecom, LLC at amounts less than the estimated fair market value of the membership units, consequently, the Company recognized deferred compensation of $10,090 and $978 at December 31, 1998 and 1997, respectively, of which $2,726, $2,767 and $2,767 was amortized to expense during the periods ended December 31, 2001, 2000 and 1999, respectively. In connection with the initial public offering, the redeemable preferred stock was converted into common stock and Allegiance Telecom, LLC was dissolved. The deferred compensation charge is amortized based upon the period over which the Company has the right to repurchase certain of the securities (at the lower of fair market value or the price paid by the employee) in the event the management investor's employment with the Company is terminated. Deferred compensation also includes stock options granted at an exercise price less than market value and stock options subject to variable plan accounting (see Note 12).

        Deferred Management Ownership Allocation Charge.    On July 7, 1998, in connection with the initial public offering, certain venture capital investors and certain management investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, which owned substantially all of the Company's outstanding capital stock. As a result of the successful initial public offering, Allegiance Telecom, LLC was dissolved and its assets (which consisted almost entirely of such capital stock) were distributed to the venture capital investors and management investors in accordance with the Allegiance Telecom, LLC's limited liability company agreement. This agreement provided that the equity allocation between the venture capital investors and the management investors be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. The Company recorded the increase in the value of the assets of Allegiance Telecom, LLC allocated to the management investors as a $193,537 increase in additional paid-in capital, of which $122,476 was recorded as a noncash, nonrecurring charge to operating expenses and $71,061 was recorded as a deferred management ownership allocation charge. The deferred charge was amortized at $175, $6,480 and $18,789 as of December 31, 2001, 2000 and 1999, and was fully amortized as of March 31, 2001. The Company repurchased 289,527 and 37,968 shares from terminated management investors during 2000 and 1999, respectively. A remaining deferred charge of $135 and $646, respectively, related to these shares was reversed to additional paid-in-capital upon the repurchase of the shares.

9. Related Parties:

        During 2001, the Company loaned $4,200 to a director and executive vice president of the Company under a full recourse promissory note. The note is payable in full on April 4, 2004. The outstanding balance accrues interest at 2.73% per annum, which was the November 2001 applicable federal rate, and interest is payable when this note is due. In the event the executive resigns or is terminated by Allegiance for cause, this note will become immediately due and payable. The note is included in other long-term assets in the accompanying consolidated balance sheet.

        During 2001 and 2000, the Company incurred $351 and $170, respectively in charges for company business travel on an airplane owned and operated by a company that is wholly-owned by a director and executive vice president of the Company. The air travel rate charged for use of the airplane was at least as favorable as the rate charged by private aircraft owners unaffiliated with the Company.

        During 1999, in connection with the revolving credit facility (see Note 6) and the April 1999 equity offering (see Note 8), the Company incurred approximately $1,032 and $3,898, respectively, in fees to an affiliate of an investor of the Company.

        During 2000, in connection with the new credit facilities (see Note 6) and the February 2000 equity offering (see Note 8), the Company incurred approximately $1,091 and $2,944, respectively, in fees to an affiliate of an investor of the Company.

10. Commitments and Contingencies:

        In April 2000, the Company executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350,000 purchase commitment. In July 2001, this agreement was amended to extend the term to six years. Under the amended agreement, the Company must complete purchases totaling $100,000 by December 31, 2000, an aggregate of $160,000 of purchases by September 30, 2001, an aggregate of $210,000 by December 31, 2002, an aggregate of $257,000 by December 31, 2003, an aggregate of $304,000 by December 31, 2004, and the full $350,000 of aggregate purchases on or before December 31, 2005. If the Company does not meet the required purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. During the term of the contract, such cash settlements may be applied to future purchases during the commitment period.

        The Company exceeded the required purchase milestones for 2000 and 2001. As of December 31, 2001, the Company has completed cumulative purchases totaling $163,893. In 2002, Lucent waived $50,000 of the $210,000 purchase commitment for 2002 in exchange for a purchase commitment by the Company of approximately $13,100 of telecommunications equipment. Thus, the remaining commitment under this agreement is approximately $140,000.

11. Federal Income Taxes:

        The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $877,794 and $463,546 of net operating loss carryforwards for federal income tax purposes at December 31, 2001 and 2000, respectively. The net operating loss carryforwards will begin to expire in the years 2012 through 2019 if not previously utilized. The Company has recorded a valuation allowance equal to the net deferred tax assets at December 31, 2001 and 2000, due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management is able to determine that the realization of the deferred tax assets is more likely than not to occur. Generally, reductions in the valuation allowance will reduce future provisions for income tax expense. Reductions in the valuation allowance related to tax deductions for employee stock option exercises will reduce the Company's additional paid-in capital.

        The Company's deferred tax assets and liabilities and the changes in those assets are:

	2001	2000	Changes
Start-up costs capitalized for tax purposes	$1,069	$812	$257
Amortization of intangibles	(3,851)	691	(4,542)
Net operating loss carryforward	327,417	172,903	154,514
Amortization of original issue discount	51,906	35,524	16,382
Depreciation	(71,919)	(20,226)	(51,693)
Allowance for doubtful accounts	15,797	7,299	8,498
Accrued liabilities and other	21,975	2,547	19,428
Valuation allowance	(342,394)	(199,550)	(142,844)

	$—	$—	$—

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

12. Stock Option/Stock Incentive/Stock Purchase Plans:

        At December 31, 2001, the Company had three stock-based compensation plans, the 1997 Nonqualified Stock Option Plan, the 1998 Stock Incentive Plan and the Employee Stock Discount Purchase Plan. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and the related interpretations in accounting for the Company's plans. Had compensation cost for the Company's plans been determined based on the fair value of the stock options as of the grant dates for awards under the plans consistent with the method prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss applicable to common stock and net loss per share would have increased to the pro forma amounts indicated below. The Company utilized the following assumptions in calculating the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	2001	2000	1999
Dividend yield	—%	—%	—%
Expected volatility	115.7%	109.9%	83.4%
Expected life	3.7	4.4	3.5
Risk-free interest rate:
1997 Stock Option Plan	4.27%	5.83%	5.70%
1998 Stock Incentive Plan	4.27%	5.83%	5.70%
	2001	2000	1999
Net loss applicable to common stock—as reported	$(431,813)	$(277,567)	$(214,868)
Net loss applicable to common stock—pro forma	(644,197)	(407,506)	(228,839)
Net loss per share, basic and diluted—as reported	(3.82)	(2.58)	(2.37)
Net loss per share, basic and diluted—pro forma	(5.70)	(3.78)	(2.52)

        1997 Nonqualified Stock Option Plan And 1998 Stock Incentive Plan.    Under the 1997 stock option plan, the Company granted stock options to key employees, a director and a consultant of the Company for an aggregate of 1,580,321 shares of common stock. The Company will not grant stock options for any additional shares under the 1997 stock option plan.

        Under the 1998 stock incentive plan, the Company may grant stock options to certain employees, directors, advisors and consultants of the Company. The 1998 stock incentive plan provides for issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee of the Board of Directors deems consistent with the purposes of the 1998 stock incentive plan. The Company has 25,429,108 shares of common stock reserved for issuance under the 1998 stock incentive plan at December 31, 2001.

        Stock options granted under both plans generally have a term of six years and vest over a three-year period and the Compensation Committee of the Board of Directors administers both option plans.

        A summary of the status of the 1997 stock option plan as of December 31, 2001, 2000 and 1999 is presented in the table below:

	December 31, 2001		December 31, 2000		December 31, 1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	745,172	$1.80	1,098,155	$1.79	1,350,216	$1.82
Granted	—	—	—	—	—	—
Exercised	(213,300)	1.80	(334,216)	1.76	(155,686)	1.84
Forfeited	(676)	2.27	(18,767)	1.88	(96,375)	2.15

Outstanding, end of period	531,196	1.80	745,172	1.80	1,098,155	1.79

Options exercisable at period-end	531,196		595,660		528,237

        The following table sets forth the range of exercise prices and weighted average remaining contractual life at December 31, 2001 under the 1997 stock option plan:

Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.65	406,123	2.1	$1.65	406,123	$1.65
2.31	125,073	2.1	2.31	125,073	2.31

	531,196			531,196

        A summary of the status of the 1998 stock incentive plan as of December 31, 2001, 2000 and 1999 is presented in the table below:

	December 31, 2001		December 31, 2000		December 31, 1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	20,383,461	$29.79	6,428,376	$26.68	593,717	$6.70
Granted	14,189,571	7.50	16,557,703	33.33	6,724,335	28.06
Exercised	(161,733)	11.17	(366,604)	11.47	(42,555)	6.47
Forfeited	(9,795,444)	34.14	(2,236,014)	50.07	(847,121)	24.64

Outstanding, end of period	24,615,855	15.34	20,383,461	29.79	6,428,376	26.68

Options exercisable at period-end	7,102,039		2,179,551		141,579
Weighted average fair value of options granted	$5.73		$25.83		$24.07

        The following table sets forth the exercise prices and weighted average remaining contractual life at December 31, 2001 under the 1998 stock incentive plan:

Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.00 - 4.99	5,074,790	5.2	$2.90	429,587	$0.68
$5.00 - 9.99	5,232,512	5.2	6.17	447,203	7.53
$10.00 - 14.99	9,765,378	4.1	13.55	4,141,775	14.01
$15.00 - 34.99	1,247,672	3.9	19.73	492,004	18.28
$35.00 - 59.99	1,720,515	3.8	40.06	857,163	39.09
$60.00 - 79.99	1,574,988	3.9	66.47	734,307	66.12

	24,615,855			7,102,039

        As the estimated fair market value of the Company's common stock (as implied by the initial public offering price) exceeded the exercise price of certain stock options granted during 1998 and 1997, the Company recognized deferred compensation of $7,635 and $2,031 at December 31, 1998 and 1997, respectively, of which $423, $2,889 and $3,004 was amortized to expense during the year ended December 31, 2001, 2000 and 1999, respectively.

        In February 1999, the Company granted employee stock options under the 1998 stock incentive plan with an exercise price below market value at the date of grant. A deferred compensation charge of

$6,807 was recognized, and $2,269, $2,269 and $2,080 has been amortized to expense at December 31, 2001, 2000 and 1999, respectively.

        During 2000, the Company recognized a deferred compensation charge of $957 as a result of an exchange of unvested stock options of acquired businesses (see Note 3) for employee stock options under the Company's 1998 stock incentive plan. $313 and $96 have been amortized to expense at December 31, 2001 and 2000, respectively.

        In November 2000, the Company granted non-qualified, outperform stock options to certain key employees under the 1998 stock incentive plan. These outperform options are notated as such due to the nature of the options in which the ultimate number and exercise price of the options are dependent on the performance of the Company's stock price relative to the performance of the NASDAQ 100 Index. As the number of options and the exercise price were not fixed at the date of grant, the Company accounts for these stock options using variable plan accounting under APB No. 25. This accounting will require the Company to measure and record compensation ratably from the date of grant until the options are exercised. The outperform stock options vest in equal quarterly amounts through November 2001 and generally expire on March 31, 2003. If the Company's exchange-traded stock price outperforms the NASDAQ 100 Index on a go-forward basis, it is possible that the Company could have material compensation charges in future periods related to unexercised outperform stock options. At December 31, 2000, the Company recorded a deferred compensation charge of $12,128 and compensation expense of $2,106 through that date. During 2001, this charge and all related expenses were reversed due to downward movement in the market price of the Company's common stock.

        During 2001, the Company cancelled certain outstanding stock options, which caused grants made to the same employees within six months of these cancellations to be subject to variable plan accounting under APB No. 25. A deferred compensation charge of $5,288 has been recorded as of December 31, 2001, and will be amortized to expense over the three-year vesting life of the stock options.

        Employee Stock Discount Purchase Plan.    The Company's stock purchase plan is intended to give employees a convenient means of purchasing shares of the Company's common stock through payroll deductions. Each participating employee's contributions will be used to purchase shares for the employee's share account as promptly as practicable after each calendar quarter. The cost per share will be 85% of the lower of the closing price of the Company's common stock on the Nasdaq National Market on the first or the last day of the calendar quarter. The Company has 2,530,881 shares of common stock reserved for issuance under the stock purchase plan at December 31, 2001. During 2001 and 2000, 672,396 and 109,727 shares, respectively, were issued under the stock purchase plan for proceeds of $4,916 and $4,409, respectively. As of December 31, 2001, participants have contributed $1,227, which will be used to purchase 432,250 shares in January 2002. The Compensation Committee of the Board of Directors administers the stock purchase plan.

13. Long-Term Sales Contract:

        Effective in 2000, and amended in 2000 and 2001, the Company executed a long-term contract to provide data services to Genuity Solutions Inc., a network service provider and operator of a nationwide Internet network. This contract establishes Genuity as the Company's largest customer. Total revenues from Genuity for the years ended December 31, 2001 and 2000 were $46,780 and $22,274, respectively. The contract term expires on December 31, 2006. Under this agreement, Genuity committed to pay an aggregate of $550,838 over the term of the contract, subject to the Company's performance under the contract and the other terms and conditions of the contract. The contract contains specific provisions that decrease Genuity's purchase commitment, including but not limited to, Genuity experiencing a business downturn.

14. Quarterly Financial Data (Unaudited):

        The following table summarizes results for each of the four quarters in the years ended December 31, 2001 and 2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2001:
Revenues	$105,874	$124,059	$135,137	$151,818	$516,888
Gross profit	54,646	63,258	69,423	77,827	265,154
Net loss	(96,340)	(103,338)	(106,537)	(125,598)	(431,813)
Net loss per share, basic and diluted	(0.87)	(0.92)	(0.94)	(1.09)	(3.82)
Year ended December 31, 2000:
Revenues	47,161	63,006	80,031	95,029	285,227
Gross profit	20,041	28,456	38,156	47,856	134,509
Net loss	(61,270)	(56,730)	(73,332)	(86,235)	(277,567)
Net loss per share, basic and diluted	(0.59)	(0.52)	(0.67)	(0.79)	(2.58)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Allegiance Telecom, Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Allegiance Telecom, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999 included in this Form 10-K and have issued our report thereon dated February 19, 2002. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is not a required part of the basic consolidated financial statements but is supplementary information required by the Securities and Exchange Commission. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas
February 19, 2002

S-1

SCHEDULE II

ALLEGIANCE TELECOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(DOLLARS IN THOUSANDS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2001	$12,638	$41,600	$5,626	$(30,243)	$29,621
Year Ended December 31, 2000	$7,800	$25,914	$555	$(21,631)	$12,638
Year Ended December 31, 1999	$577	$7,397	$222	$(396)	$7,800

S-2

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
1.1
Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to Allegiance Telecom, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 333-53479 (the "Form S-1 Registration Statement")).
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended June 30, 1998).
3.2
Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1998).
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.1 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended September 30, 2001).
3.4	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended June 30, 1998).
4.1
Indenture, dated as of July 7, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as trustee (including the Form of Notes) (incorporated herein by reference to Exhibit 4.1 to Allegiance Telecom, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 333-69543).
4.2
Indenture, dated as of February 3, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as trustee (incorporated herein by reference Exhibit 4.2 to Allegiance Telecom, Inc.'s Registration Statement on Form S-4, as amended, Registration No. 333-49013 (the "Form S-4 Registration Statement")).
4.3	Form of 11 3/4% Senior Discount Notes (incorporated herein by reference to Exhibit 4.3 to the Form S-4 Registration Statement).
4.4
Collateral Pledge and Security Agreement, dated as of July 7, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to Allegiance Telecom, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 333-69543).
10.1	Stock Purchase Agreement, dated August 13, 1997, between Allegiance Telecom LLC and Allegiance Telecom, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form S-4 Registration Statement).
10.2
Securityholders Agreement, dated August 13, 1997, among Allegiance Telecom LLC, the Fund Investors, the Management Investors and Allegiance Telecom, Inc. (incorporated herein by reference to Exhibit 10.2 to the Form S-4 Registration Statement).
10.3
Amended and Restated Registration Agreement, dated September 13, 1999, among certain stockholders and Allegiance Telecom, Inc. (incorporated herein by reference to Exhibit 99.4 to Allegiance Telecom, Inc.'s Form 8-K filed with the SEC on September 22, 1999).

10.4
Warrant Registration Rights Agreement, dated as of January 29, 1998, by and among Allegiance Telecom, Inc. and Morgan Stanley & Co. Incorporated, Salomon Brothers Inc, Bear, Stearns & Co. Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers of the 11 3/4% Senior Discount Notes (incorporated herein by reference to Exhibit 10.11 to the Form S-4 Registration Statement).
+10.5	Allegiance Telecom, Inc. 1997 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Form S-4 Registration Statement).
+10.6	Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Form S-1 Registration Statement).
+10.7
First Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1998).
+10.8
Second Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.9
Third Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2000).
*+10.10	Fourth Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan.
+10.11
Amended and Restated Executive Purchase Agreement, dated December 13, 1999, between Allegiance Telecom, Inc. and Royce J. Holland (incorporated herein by reference to Exhibit 10.9 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.12
Amended and Restated Executive Purchase Agreement, dated December 13, 1999, between Allegiance Telecom, Inc. and Thomas M. Lord (incorporated herein by reference to Exhibit 10.10 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.13
Amended and Restated Executive Purchase Agreement, dated December 13, 1999, between Allegiance Telecom, Inc. and C. Daniel Yost (incorporated herein by reference to Exhibit 10.11 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.14
Form of Executive Purchase Agreement among Allegiance Telecom LLC, Allegiance Telecom, Inc. and each of the other Management Investors (incorporated herein by reference to Exhibit 10.8 to the Form S-4 Registration Statement).
*10.15	Secured Promissory Note of G. Clay Myers dated December 6, 1999 and Amended and Restated Pledge Agreement between G. Clay Myers and Allegiance Telecom, Inc. dated June 7, 2001.
*10.16	Full Recourse Promissory Note of Anthony J. Parella dated November 1, 2001 and Pledge Agreement between Anthony J. Parella and Allegiance Telecom Company Worldwide dated November 1, 2001.

10.17
Warrant Agreement, dated February 3, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as Warrant Agent (including the form of the Warrant Certificate) (incorporated herein by reference to Exhibit 10.9 to the Form S-4 Registration Statement).
10.18
Master Procurement Agreement, dated April 28, 2000 between Allegiance Telecom, Inc. and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.15 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2000).
10.19	Form of Indemnification Agreement by and between Allegiance Telecom, Inc. and its directors and officers (incorporated herein by reference to Exhibit 10.13 to the Form S-1 Registration Statement).
10.20
Credit and Guaranty Agreement, dated February 15, 2000, among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, certain subsidiaries of Allegiance Telecom, Inc., various lenders, Goldman Sachs Credit Partners L.P., a Syndication Agent and Sole Lead Arranger, Toronto Dominion (Texas), Inc., as Administrative Agent, and BankBoston, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.16 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
*10.21
Integrated Network Solution Purchase Agreement, between Allegiance Telecom Company Worldwide and Genuity Solutions Inc., dated July 24, 2000, as amended by Amendment One to Integrated Network Solution Purchase Agreement dated September 29, 2000, Amendment Two to Integrated Network Solution Purchase Agreement dated December 29, 2000 and Amendment Three to Integrated Network Solution Purchase Agreement dated December 31, 2001.(c)
*11.1	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2001.
*11.2	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2000.
*11.3	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 1999.
*21.1	Subsidiaries of Allegiance Telecom, Inc.
*23.1	Consent of Arthur Andersen LLP.
*24.1	Power of Attorney (included in the signature page to this report).
*99.1	Letter from Allegiance Telecom, Inc. to the Securities and Exchange Commission with respect to representations received from Arthur Andersen LLP.

*
Filed in this Form 10-K

(c)
Confidential treatment requested for certain portions of this agreement

+
Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 14(a) and 14(c) of Form 10-K

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS TO ALLEGIANCE TELECOM, INC.'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDING DECEMBER 31, 2001
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Allegiance Telecom's Common Stock and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Consolidated Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of Allegiance Telecom
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
PART IV
  ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
Report of Independent Public Accountants
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS As of December 31, 2001 and 2000 (in thousands, except share and per share data)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 2001, 2000 and 1999 (in thousands, except share and per share data)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended December 31, 2001, 2000 and 1999 (in thousands)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001, 2000 and 1999 (dollars in thousands, except share and per share data)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
  SCHEDULE II
ALLEGIANCE TELECOM, INC. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 (DOLLARS IN THOUSANDS)
INDEX TO EXHIBITS