Form 10-K/A
period 2001-12-31
ALLEGIANCE TELECOM INC
filed 2002-04-09
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 to Form 10-K is to add the following paragraphs before Part I of the Form 10-K filed on April 1, 2002:

FORWARD-LOOKING STATEMENTS

        This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

        We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you that we will achieve the future results reflected in these statements. The risks we face that could cause us not to achieve these results include, but are not limited to, the risks discussed in this report as well as our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

  •
  successfully market our services to current and new customers;

  •
  attract and retain our customers;

  •
  interconnect with and develop cooperative working relationships with incumbent local carriers;

  •
  develop efficient operations support systems and other back office systems (including, but not limited to, provisioning and billing);

  •
  successfully and efficiently transfer new customers to our networks;

  •
  identify, finance, complete and integrate suitable acquisitions;

  •
  borrow under our credit facilities or borrow under alternative financing sources;

  •
  install new switching facilities and other network equipment;

  •
  electronically interface with incumbent local carriers; and

  •
  obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits.

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

1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allegiance Telecom, Inc. has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 9, 2002.

ALLEGIANCE TELECOM, INC.
By:	/s/ MARK B. TRESNOWSKI Mark B. Tresnowski, Senior Vice President, General Counsel and Secretary

2

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
FORWARD-LOOKING STATEMENTS
SIGNATURES