Form 10-Q
period 2002-03-31
ALLEGIANCE TELECOM INC
filed 2002-05-15
CIK 1058703

Use these links to rapidly review the document
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-24509

Allegiance Telecom, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2721491
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9201 North Central Expressway
Dallas, Texas 75231
(Address of principal executive offices) (Zip Code)
 (214) 261-7100
(Registrant's telephone number, including area code)

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

              As of May 13, 2002, the registrant has 116,433,946 shares of common stock, par value $0.01 per share outstanding.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$302,608	$374,084
Short-term investments	57,448	25,232
Accounts receivable, net	149,238	141,684
Prepaid expenses and other current assets	14,500	25,406

Total current assets	523,794	566,406
Property and equipment, net	1,014,771	1,016,250
Deferred debt issuance costs, net	18,140	19,039
Long-term investments, restricted	954	954
Goodwill, net	110,820	107,468
Other assets	57,008	64,726

Total assets	$1,725,487	$1,774,843

Current liabilities:
Accounts payable	$61,373	$50,386
Accrued liabilities and other current liabilities	116,801	89,088

Total current liabilities	178,174	139,474
Long-term debt	1,034,479	1,013,184
Other long-term liabilities	14,348	14,109
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 116,298,215 and 115,542,354 shares issued and 115,970,720 and 115,214,859 shares outstanding at March 31, 2002 and December 31, 2001, respectively	1,163	1,155
Additional paid-in capital	1,798,761	1,801,366
Common stock in treasury, at cost, 327,495 shares	(45)	(45)
Common stock warrants	1,877	1,877
Deferred compensation	(470)	(6,067)
Accumulated deficit	(1,302,800)	(1,190,210)

Total stockholders' equity	498,486	608,076

Total liabilities and stockholders' equity	$1,725,487	$1,774,843

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenues	$162,095	$105,874
Operating expenses:
Network	82,078	51,228
Selling, general and administrative	101,784	84,622
Depreciation and amortization	68,016	51,309
Management ownership allocation charge	—	175
Non-cash deferred compensation	454	5,933

Total operating expenses	252,332	193,267

Loss from operations	(90,237)	(87,393)
Other income (expense):
Interest income	1,745	7,048
Interest expense	(24,098)	(15,995)

Total other income (expense)	(22,353)	(8,947)
Net loss	$(112,590)	$(96,340)

Net loss per share, basic and diluted	$(0.97)	$(0.87)

Weighted average number of shares outstanding, basic and diluted	115,727,554	110,731,142

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(112,590)	$(96,340)
Adjustments to reconcile net loss to cash used in operating activities—
Depreciation and amortization	68,016	51,309
Provision for uncollectible accounts receivable	10,832	4,501
Accretion of investments	(93)	(1,950)
Accretion of Series B and 12 7/8% notes	11,629	10,372
Amortization of deferred debt issuance costs	900	1,189
Amortization of management ownership allocation charge and deferred compensation	454	6,108
Changes in assets and liabilities, net of effects of acquisitions—
Increase in accounts receivable	(18,387)	(19,345)
(Increase) decrease in prepaid expenses and other current assets	10,891	(2,075)
Increase in other assets	(4,273)	(1,791)
Increase (decrease) in accounts payable	10,992	(16,218)
Increase in accrued liabilities and other current liabilities	25,757	28,415

Net cash provided by (used in) operating activities	4,128	(35,825)
Cash flows from investing activities:
Purchases of property and equipment	(39,822)	(115,827)
Capitalized interest	(2,811)	(4,656)
Purchases of subsidiaries, net of cash acquired	—	(8,165)
Purchases of investments	(45,875)	(188,563)
Proceeds from sale of investments	13,753	189,435

Net cash used in investing activities	(74,755)	(127,776)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,243	2,591
Payments on capital lease obligations	(2,091)	(1,056)
Other	(1)	169

Net cash provided by (used in) financing activities	(849)	1,704

Decrease in cash and cash equivalents	(71,476)	(161,897)
Cash and cash equivalents, beginning of period	374,084	396,103

Cash and cash equivalents, end of period	$302,608	$234,206

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,579	$594
Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations	$13,647	$372
Fair value of assets acquired in business acquisitions	—	34,009
Liabilities assumed in business acquisitions	—	1,429
Common stock issued for business acquisitions (242,968 and 2,416,628 shares, respectively)	1,303	50,225

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2002 and March 31, 2001
(Dollars in thousands, except share and per share amounts)
(Unaudited)

1. General:

      Allegiance Telecom, Inc., an integrated communications provider, was incorporated on April 22, 1997, as a Delaware corporation, for the purpose of providing voice, data and Internet services in major metropolitan areas across the United States. Allegiance Telecom, Inc. and its subsidiaries are generally referred to herein as the "Company."

      The Company's business plan is focused on offering services in 36 of the largest metropolitan areas in the United States. The Company is currently operational in all 36 target markets. These markets include Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains.

      The Company's success will be affected by the challenges, expenses and delays encountered in connection with the formation of any new business, and the competitive environment in which it operates. The Company's performance will further be affected by its ability to assess and access potential markets, implement interconnection and colocation with the facilities of incumbent local exchange carriers, lease adequate trunking capacity from and otherwise develop efficient and effective working relationships with incumbent local exchange carriers and other carriers, obtain peering agreements with Internet service providers, collect interexchange access and reciprocal compensation charges as well as other revenues, purchase and install switches in additional markets, implement efficient operations support systems and other back office systems, develop and retain a sufficient customer base and attract, retain and motivate qualified personnel. The Company's networks and the provisioning of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon the Company. Although management believes that the Company will be able to successfully mitigate these risks, there is no assurance that it will be able to do so or that it will ever operate profitably.

      Expenses are expected to exceed revenues in each of the Company's markets until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take several years, and positive cash flows from operations are not expected in the near future.

2. Basis of Presentation:

      The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim unaudited financial statements should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

      Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to the current period presentation.

3. Business Combinations:

Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. Adoption of this statement is required for all business combinations consummated after June 30, 2001. All of the Company's prior business combinations have been accounted for under the purchase method of accounting. Therefore, the adoption of this statement did not have a material impact on the Company's business acquisition model.

        In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement will (1) require that goodwill balances no longer be amortized but rather assessed for impairment at least annually and (2) expand the classifications of other intangible assets, as well as the expected useful lives of these assets. Adoption of this statement was required as of January 1, 2002, as well as for all purchase business combinations initiated after June 30, 2001. In accordance with Statement of Financial Accounting Standards No. 142, management will perform an initial valuation enterprise-level goodwill prior to the end of the second quarter of 2002. Management does not anticipate that an impairment of the Company's enterprise goodwill exists as of January 1, 2002 or that the valuation will have a material impact on the Company's financial position.

        The table below shows the impact of the amortization recognized in prior periods for intangibles that are no longer amortized after the adoption of Statement of Financial Accounting Standards No. 142:

	Three Months Ended March 31,
	2002	2001
Reported net loss	$(112,590)	$(96,340)
Add back: Goodwill amortization	—	12,175
Add back: Acquired workforce amortization	—	345

Adjusted net loss	$(112,590)	$(83,820)

Basic and diluted net loss per share:
Reported net loss per share	$(0.97)	$(0.87)
Goodwill amortization	—	0.11
Acquired workforce amortization	—	—

Adjusted net loss per share	$(0.97)	$(0.76)

Business Acquisitions

      During the first quarter of 2002, the Company did not consummate any acquisitions. However, during that quarter, the Company paid contingent consideration totaling $1,303, consisting of 242,968 shares of its common stock as provided in the merger agreements with Jump.Net, Inc. (acquired in 2000) and Coast to Coast Telecommunications, Inc. (acquired in 2001). The consideration paid during the first quarter of 2002 was included in accrued liabilities at December 31, 2001. There is no additional consideration payable under any of the Company's acquisition agreements other than Coast to Coast Telecommunications, Inc. and JumpNet, Inc.

      In connection with the Company's integration plan for the acquired businesses, it has recorded additional goodwill to establish reserves for certain costs, including the termination of acquired redundant network elements, closure of acquired duplicate facilities, and severance of certain employees. If the Company does not utilize the full extent of the established reserves for their intended purposes, the reserves are reversed to goodwill in accordance with accounting principles generally accepted in the United States.

4. Property and Equipment:

      Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated over their respective useful lives using the straight-line method. During the three months ended March 31, 2002 and 2001, $2,811 and $4,656, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

      Property and equipment at March 31, 2002 and December 31, 2001, consisted of the following:

	March 31, 2002	December 31, 2001	Useful Lives (In Years)
Network equipment	$927,407	$869,011	2-20
Land	9,365	9,164	—
Leasehold improvements	134,668	134,618	7-10
Software	124,693	114,553	3
Office equipment and other	38,398	36,824	2-5
Furniture and fixtures	17,705	17,715	7

Property and equipment, in service	1,252,236	1,181,885
Less: Accumulated depreciation	(408,219)	(350,460)

Property and equipment, in service, net	844,017	831,425
Construction-in-progress	170,754	184,825

Property and equipment, net	$1,014,771	$1,016,250

5. Other Assets:

      Other assets consisted of the following:

	March 31, 2002	December 31, 2001
Acquired intangibles	$62,800	$66,148
Long-term deposits	5,739	4,040
Inventory	9,491	6,827
Other	6,114	6,231

Total other assets	84,144	83,246
Less: Accumulated amortization	(27,136)	(18,520)

Other assets, net	$57,008	$64,726

      Acquired intangibles consist of acquired customer lists obtained in connection with business acquisitions. These assets are being amortized over their estimated useful lives of one to three years using the straight-line method. During the first quarter of 2002, the Company reclassified the value of the acquired workforce intangibles to goodwill in accordance with Statement of Financial Accounting Standards No. 142. (See Note 3)

      Inventory consists of equipment purchased and being staged for deployment in the Company's network. These inventories will be classified as property and equipment when the equipment is deployed.

6. Accrued Liabilities and Other Current Liabilities:

      Accrued liabilities and other current liabilities consisted of the following:

	March 31, 2002	December 31, 2001
Accrued employee compensation and benefits	$15,268	$10,314
Accrued network expenses	34,551	40,313
Business acquisition costs	16,124	15,657
Accrued taxes	5,896	8,171
Accrued interest expense	10,888	4,103
Deferred revenue	22,680	3,088
Other	11,394	7,442

Accrued liabilities and other current liabilities	$116,801	$89,088

7. Long-Term Debt:

      Long-term debt consisted of the following:

	March 31, 2002	December 31, 2001
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	$397,308	$385,765
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	201,938	201,852
Senior secured credit facilities due December 31, 2006; average interest rate of 6.17% and 6.28%, respectively	350,000	350,000
Capital lease obligations, net of current portion	85,233	75,567

Long-term debt	$1,034,479	$1,013,184

  Senior Secured Credit Facilities.

      In February 2000, the Company closed on $500 million of senior secured credit facilities ("Credit Facilities"). The Credit Facilities consist of a $350 million seven-year revolving credit facility and a $150 million two-year delayed draw term loan facility. The Credit Facilities are available, subject to satisfaction of certain terms and conditions, to provide financing for network build-out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office colocations. Interest on amounts drawn is variable based on the Company's leverage ratio, which is approximately the London Interbank Offered Rate (LIBOR) plus 3.25%. The current commitment fee on the unused portion of the Credit Facilities is 0.75% per annum, paid quarterly.

      As of March 31, 2002, there were $200,000 and $150,000 of borrowings outstanding under the seven-year revolving credit facility and the two-year delayed draw term loan facility, respectively, all of which are classified as long-term debt.

      The Credit Facilities carry certain restrictive covenants that, among other things, limit the Company's ability to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders or affiliates, effect a consolidation or merger and require the Company to maintain certain operating and financial performance measures. The Company was in compliance with all such restrictive covenants at March 31, 2002.

8. Capitalization:

      During the three months ended March 31, 2002, 512,893 shares of common stock were issued under the Company's stock-based compensation plans for proceeds of $1,243.

9. Commitments and Contingencies:

      The Company has entered into various operating lease agreements, with expirations through 2015, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of March 31, 2002 are as follows:

2002	$22,281
2003	30,410
2004	28,613
2005	28,214
2006	26,117
Thereafter	97,656

      Total rent expense for the three months ended March 31, 2002 and 2001, was $8,578 and $8,191, respectively.

      In April 2000, the Company executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350,000 purchase commitment. In July 2001, this agreement was amended to extend the term to six years. Under the amended agreement, the Company must complete purchases totaling $100,000 by December 31, 2000, an aggregate of $160,000 of purchases by September 30, 2001, an aggregate of $210,000 by December 31, 2002, an aggregate of $257,000 by December 31, 2003, an aggregate of $304,000 by December 31, 2004, and the full $350,000 of aggregate purchases on or before December 31, 2005. If the Company does not meet the required purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. During the term of the contract, such cash settlements may be applied to future purchases during the commitment period. As of March 31, 2002, the Company has completed cumulative purchases totaling $169,615. In 2002, Lucent waived $50,000 of the $210,000 purchase commitment for 2002 in exchange for a purchase commitment by the Company of approximately $13,100 of telecommunications equipment. Thus, the remaining commitment under this agreement is approximately $130,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

              Allegiance Telecom, Inc. is a leading competitive provider of integrated telecommunications in major metropolitan areas across the United States. Allegiance Telecom, Inc. is generally referred to in this Management's Discussion and Analysis of Financial Condition and Results of Operations as "we" or "our company". We offer an integrated set of telecommunications services including local, long distance, data and web hosting services. Our principal competitors are incumbent local exchange carriers, such as the regional Bell operating companies, as well as other integrated communications providers.

              Our business plan covers 36 of the largest metropolitan areas in the United States. We completed our network rollout during 2001, with all 36 targeted markets operational as of March 31, 2002, as follows: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Ontario/Riverside CA, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains NY.

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

              We and many financial analysts evaluate the growth of our business by focusing on various operational data in addition to financial data. Within each of our metropolitan markets, we have located our equipment in the central offices of the established telephone companies. This arrangement is commonly referred to as a colocation. The number of colocations that we have indicates the number of different local geographic areas that we can serve within each of our markets through our own network. Once we are colocated in a central office, we can then begin offering service to all of the customers that have local loop connections to that central office. "Lines installed" represents the lines sold that are now being used by us to provide our services. Although the number of lines we service for each customer varies significantly, our primary focus is on the small- to medium-sized business customer. Over 90% of our customers have 20 lines or less. We plan to continue to focus on the small- to medium-sized business customer and expect that the number of lines per customer will remain at 20 or less for the vast majority of our customers. The table below provides selected key operational data for the periods ended, each on a cumulative basis:

	As of March 31,
	2002	2001
Markets served	36	29
Number of switches deployed	31	27
Central office colocations	815	687
Net lines installed	1,139,400	733,900
Sales force employees	1,632	1,471
Total employees	4,096	3,834

RESULTS OF OPERATIONS — Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

Revenues

              During the first quarter of 2002 and 2001, we generated revenues of approximately $162.1 million and $105.9 million, respectively. Revenues have increased 53.1% compared to first quarter 2001. This increase in revenues is attributable to an increase in the number of customers and the number of lines installed. Revenue growth during 2002 will depend on our ability to add new customers in a competitive market place, retain existing customers and manage churn, increase customer usage and sell additional services to our existing customers. We believe that managing our customer churn may be one of our bigger challenges. We expect that customer churn will average approximately 2% to 3% per month, which means that approximately 2% to 3% of our total number of lines installed would discontinue our service each month. However, in the first quarter of 2002 and fourth quarter of 2001, we experienced churn rates in excess of 2% to 3% per month, partly due to an increase in churn for our end user retail customers. See the discussion of customer churn under the caption "Liquidity and Capital Resources" below.

              Local voice service revenues for the quarters ended March 31, 2002 and 2001 were $89.2 million and $73.0 million, respectively. Local voice service revenues as a percent of total revenues has decreased from 68.9% for the three months ended March 31, 2001 to 55.0% for the three months ended March 31, 2002. Local voice service revenues consisted of:

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

              Long distance service revenues for the quarters ended March 31, 2002 and 2001 were $10.7 million and $5.4 million, respectively. Long distance service revenues as a percent of total revenues has increased from 5.1% for the three months ended March 31, 2001 to 6.6% for the three months ended March 31, 2002. We reduced our pricing of long distance services during 2000 and 2001 to respond to competitive pressures and we anticipate long distance pricing to continue at historically low levels given the current competitive environment. A benefit of this reduced pricing was an increase in the number of customers selecting us as their long distance provider. These increased volumes are primarily responsible for the increase in our long distance revenues. Although these reduced prices decrease our margins on a percentage basis, we anticipate that an increasing share of our local service customers will purchase long distance service from us at our current pricing levels and through our continuing effort to promote the benefits of purchasing local, long distance and data services from a single provider.

              Data revenues, including revenues generated from Internet access, web hosting and high-speed data services, for the quarters ended March 31, 2002 and 2001 were $62.2 million and $27.5 million, respectively. Data revenues as a percent of total revenues has increased from 26.0% for the three months ended March 31, 2001 to 38.4% for the three months ended March 31, 2002. We expect data revenues to continue to increase as a percent of total revenues (a) as we expand our data services offerings to existing local and long distance voice customers, (b) as we increase our offerings of packaged services that combine voice and data services which we market as the Integrated Access Service and (c) as more small and medium-sized businesses turn to the Internet to enhance their productivity. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of data offerings.

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

              Similarly, the services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand. During 2000, we signed a long-term contract to provide data services to Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. This contract was amended on September 29, 2000, December 29, 2000 and December 31, 2001. This contract established Genuity as our largest customer. For the three months ended March 31, 2002 and 2001, revenues from the Genuity contract were $14.4 million and $6.8 million, respectively. Genuity accounted for 8.9% and 6.4% of our total revenues for the quarters ended March 31, 2002 and 2001, respectively, and 23.2% and 24.7% of our data revenues for the same periods. We anticipate that Genuity will continue to be our largest customer for the foreseeable future. The contract term expires on December 31, 2006. Under this agreement, Genuity committed to pay us an aggregate of $550.8 million over the term of the contract, subject to our performance under the contract and the other terms and conditions of the contract. We recognized $5 million of revenue in each of the years 2000 and 2001 upon our delivery of certain network configuration elements of the contract. For the remainder of the contract value, we recognize revenue under the contract on a pro rata basis over the contract term and based on our delivery of the required network capacity to Genuity pursuant to the contract. The contract contains specific provisions that decrease Genuity's purchase commitment, including but not limited to, Genuity experiencing a business downturn. Although we believe our relationship with Genuity and Genuity's liquidity remains strong, many other network service providers who provide dial-up Internet access services have either gone out of business or materially reduced their offerings and their demand for the services of companies like our company who provide the local services necessary to connect dial-up customers to the Internet. If Genuity were to experience financial trouble, decrease their commitment in accordance with the contract or otherwise terminate this contract, this could have a material adverse affect on our revenues.

              Notwithstanding these trends and uncertainties, we believe the demand by end-user small and medium sized business customers for dedicated access to the Internet and for an efficient way to establish and maintain a web presence through shared hosting remains strong. Indeed, our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access line remains our fastest growing product offering. In the first quarter 2002, Integrated Access Service represented 34.8% of our net lines installed for that quarter. We believe that customer churn rates (the rate at which customers disconnect their service with us) for this type of service is less than that of our local phone service. One of the challenges we face in this area is and continues to be building the provisioning processes and resources necessary to meet this demand. At March 31, 2002, we had approximately 20,700 lines in backlog for this type of service and we are increasing our efforts to process these orders more quickly.

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

Lines Sold and Lines Installed

              For the quarters ended March 31, 2002 and 2001, we sold 210,000 lines and 165,900 lines, respectively, an increase of 26.6%. For the same periods, we installed 124,400 net lines and 126,200 net lines, respectively. "Lines sold" by us represents the number of lines for which customers have placed orders with us to provide services and "lines installed" represents the lines sold that are now being used to provide our services. Net lines installed during the first quarter of 2002 were lower than expected, primarily due to customer account churn. We have established programs to further improve and streamline processes to reduce future churn. See the discussion of customer churn under the caption "Liquidity and Capital Resources" below.

              The services we provide over our own network generate higher margins than services provided by other carriers that are resold by us. Over 90% of our installed lines were provided over our own network as of March 31, 2002 and 2001, representing approximately 95% of our revenues as of March 31, 2002, and we expect this level of facilities-based service to remain constant over time.

              We have continued to have sales of lines in excess of our ability to install them and place them into service, particularly with respect to customers purchasing T-1 level services. During the fourth quarter of 2001, we reorganized and expanded our T-1 provisioning operations and centralized them in Dallas. Although we have seen an increased level of productivity in these operations since the reorganization, the process of moving and expanding these operations had a negative impact on our ability to install T-1 level service lines during the fourth quarter of 2001. This reorganization and expansion had a continued negative effect on the installation of T-1 based services in the first quarter of 2002.

Network Expenses

              For the quarters ended March 31, 2002 and 2001, network expenses were $82.1 million and $51.2 million, respectively. Network expenses as a percentage of total revenues increased from 48.4% for the three months ended March 31, 2001 to 50.6% for the three months ended March 31, 2002. The increase in network expense is consistent with the deployment of our networks and initiation and growth of our services during 2001. While there can be no assurance that we will be successful in creating operating efficiencies, we expect to continue to control costs and that network expenses as a percentage of total revenues will remain near current levels during 2002.

              Gross margin has decreased from 51.6% for the quarter ended March 31, 2001 to 49.4% for the quarter ended March 31, 2002. Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to improve as our revenues increase and as we realize cost efficiencies in our network expenses.

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

              We expect that our network costs will increase with customer volume and will be a significant part of our ongoing cost of services.

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

              In constructing switching and transmission equipment for a new market, we capitalized as a component of property and equipment only the non-recurring charges associated with our initial network facilities and the monthly recurring costs of those network facilities until the switching equipment began to carry revenue-producing traffic. Typically, the recurring charges for one to three months were capitalized. We generally expense the monthly recurring costs resulting from the growth of existing colocation sites, and the costs related to expansion of the network to additional colocation sites in operational markets as we incur these charges.

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

Selling, General and Administrative Expenses

              Selling, general and administrative expenses increased to $101.8 million for the quarter ended March 31, 2002 from $84.6 million for the quarter ended March 31, 2001, primarily due to headcount growth, the addition of new markets and growth of our customer base. Selling, general and administrative expenses as a percentage of total revenues decreased from 79.9% for the quarter ended March 31, 2001 to 62.8% for the quarter ended March 31, 2002. This decrease is partially due to an increase in our total revenues and the achievement of certain economies of scale as we have grown the business. Selling, general and administrative expenses include salaries and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, investor and media relations, insurance, professional fees and bad debt expense. The number of employees increased to 4,096 as of March 31, 2002, from 3,834 as of March 31, 2001. As of March 31, 2002, the sales force, including sales managers and sales administrators, had grown to 1,632 from 1,471 as of March 31, 2001. As we expanded our company, ongoing selling, general and administrative expenses increased. We expect these expenses to level off and decrease as we focus on operating our existing 36 markets and not on expanding into new markets.

Management Allocation Charges and Deferred Compensation Expenses

              We amortized $0.2 million of the deferred management ownership allocation charge, a non-cash charge to income, for the quarter ended March 31, 2001. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. This deferred charge was fully amortized as of March 31, 2001.

              For the quarters ended March 31, 2002 and 2001, we recognized $0.5 million and $5.9 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and stock options granted to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

Depreciation

              During the quarters ended March 31, 2002 and 2001, depreciation expense was $57.8 million and $36.4 million, respectively. Such increase was consistent with the continued deployment of our networks and initiation of services in new markets during 2001.

Amortization of Purchased Intangibles

              In connection with the acquisitions completed since inception, we assigned an aggregate of $62.8 million of the purchase price to customer lists. These intangible assets are being amortized over their estimated useful lives of one to three years. For the quarters ended March 31, 2002 and 2001, we recorded $10.3 million and $2.3 million of amortization of customer lists, respectively.

              On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 (1) requires that goodwill balances no longer be amortized and (2) expands the classifications of other intangible assets, as well as the expected useful lives of these assets. Prior to the adoption of SFAS 142, we recognized amortization on the goodwill recorded in connection with our business acquisitions. The expense associated with amortization of goodwill in the quarter ended March 31, 2001 was $12.2 million. Additionally, prior to the adoption of SFAS 142, we assigned an aggregate of $3.3 million to acquired workforces. We recorded $0.4 million of amortization of these intangible assets during the quarter ended March 31, 2001. The acquired workforce intangibles are no longer being amortized and the net book value of these intangibles was reclassified as goodwill on January 1, 2002 upon the adoption of SFAS 142.

              Our purchase price allocation for the acquisitions made in 2001 is subject to post acquisition due diligence of the acquired entities and may be adjusted as additional information is obtained.

              We are required to assess our enterprise-level goodwill under the provisions of Statement of Financial Accounting Standards No. 142. As outlined in the authoritative literature, our assessment of whether our goodwill has been impaired will be based on relatively sophisticated valuation analysis completed by experienced professionals and valuation experts. We will perform the valuation at least annually, with the first valuation to be completed before the end of the second quarter. We do not anticipate that an impairment of our enterprise goodwill exists as of March 31, 2002 or that the valuation will have a material impact on our financial position.

Interest Expense and Interest Income

              For the quarters ended March 31, 2002 and 2001, interest expense was $24.1 million and $16.0 million, respectively. The increase in interest expense is primarily due to the interest expense associated with the draw down of $350 million of our senior secured credit facility in September 2001. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. The amount of interest capitalized for the quarters ended March 31, 2002 and 2001 was $2.8 million and $4.7 million, respectively.

              Interest income for the quarters ended March 31, 2002 and 2001 was $1.7 million and $7.0 million, respectively. Interest income results from the investment of short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semi-annual payments of interest through May 2001 on the 12 7/8% notes. Interest income during quarter ended March 31, 2001 is greater than for the quarter ended March 31, 2002 because we had additional cash invested in interest-bearing instruments and because interest rates have declined over the past year.

Net Losses and Adjusted EBITDA Losses

              Our net loss for the quarters ended March 31, 2002 and 2001, after amortization of the non-cash management ownership allocation charge and amortization of deferred compensation, was $112.6 million and $96.3 million, respectively.

              Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of a company. EBITDA is not derived pursuant to generally accepted accounting principles, and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. We had adjusted EBITDA losses of $21.8 million and $30.0 million for quarters ended March 31, 2002 and 2001, respectively. In calculating adjusted EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $0.5 million and $6.1 million for the quarters ended March 31, 2002 and 2001, respectively.

              We expect to continue to experience operating losses as a result of our development and growth of our business. However, we expect to turn EBITDA positive during the latter part of 2002.

LIQUIDITY AND CAPITAL RESOURCES

              As of March 31, 2002, we had approximately $360.1 million of unrestricted cash and short-term investments, compared with $399.3 million of unrestricted cash and short-term investments as of December 31, 2001. The 10% decrease during the quarter is primarily due to the funding of our operating losses and capital expenditures of $39.8 million, partially offset by cash generated from working capital, operations and investments.

              As of March 31, 2002 and December 31, 2001, we had approximately $1,034.5 million and $1,013.2 million of long-term indebtedness (including debt under our senior credit facilities, two series of bonds, and capital lease obligations). We do not have any off-balance sheet financing arrangements, special purpose entities or asset securitizations.

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

              We cannot assure you that our estimates for required funding are accurate. We may need to seek additional capital in the future to expand our business. Sources of additional financing may include vendor financing, bank financing and/or the private or public sale of our equity or debt securities. We cannot assure you, however, that such financing will be available at all or on terms acceptable to us, or that our estimate of additional funds required is accurate. Our common stock closed at $1.20 on May 10, 2002; with our stock trading at these levels, it is unlikely that we will be able to seek funding from the public equity markets. In addition, in light of adverse developments in the general economy and specifically the telecommunications industry, it may be extremely difficult to obtain vendor financing, bank financing or other public/private funding necessary to continue funding our business. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

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

              As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. Decreased demand for our services, as noted above, could adversely impact our liquidity. Customer demand for our services depends in part on our ability to efficiently and timely switch customers from their prior carrier to our service, respond to customer service and billing issues and provide quality service. Our financial projections are based on forecasts of, among other things, customer demand and customer churn, i.e. the rate at which customers discontinue our service. We expect that customer churn will range between approximately 2% and 3% per month, which means that approximately 2% to 3%

of our total number of lines installed would discontinue our service each month. Customers leave our service for a variety of reasons, including but not limited to, the customer: (a) leaving our service area, (b) going out of business, (c) being unhappy with our service, (d) leaving for better pricing, and (e) needing a different telecom solution that we do not provide. Churn is difficult to forecast and remains one of the specific challenges that we are focusing on for 2002. We believe our churn rate is trending up due to a number of factors, including so called "win back" programs of the incumbent carriers and recession-induced customer financial difficulties. We have responded to this trend with aggressive customer retention initiatives and our general shift to lower churn integrated service offerings. We can provide no assurances, however, that these or other efforts will allow us to reverse this negative trend in customer churn.

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

              For the quarters ended March 31, 2002 and 2001, we made capital expenditures of $39.8 million and $115.8 million, respectively. As of March 31, 2002, we had transmission equipment colocated in 815 central offices. Pursuant to our business plan, we expect to use approximately $214 million to $240 million for capital expenditures in 2002. We expect to fund our capital expenditures with available cash and future cash flow.

              In April 2000, we executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. In July 2001, we amended this agreement to extend the term to six years. Under the amended agreement, we must complete purchases totaling $100 million by December 31, 2000, an aggregate of $160 million of purchases by September 30, 2001, an aggregate of $210 million by December 31, 2002, an aggregate of $257 million by December 31, 2003, an aggregate of $304 million by December 31, 2004, and the full $350 million of aggregate purchases on or before December 31, 2005. If we do not meet the required purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. During the term of the contract, such shortfall payments may be applied to future purchases during the next succeeding year. We exceeded the required purchase milestones for 2000 and 2001. As of March 31, 2002, we have completed cumulative purchases under this contract totaling approximately $169.6 million. In 2002, Lucent waived $50 million of the $210 million purchase commitment for 2002 in exchange for a purchase commitment by us of approximately $13.1 million of telecom equipment. Thus, our remaining commitment is approximately $130 million.

              We have purchased dedicated fiber rings in 24 of our markets. As of March 31, 2002, we had dedicated fiber rings in operation in 21 markets including Austin, Boston, Chicago, Dallas, Denver, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, St. Louis, Seattle, Washington, D.C., and White Plains. The cost of these rings includes both the amounts we pay to the fiber ring provider as well as the cost of the electronic equipment that we purchase and install on the rings to make them operational. As of March 31, 2002, our total costs have been $160 million, and our budget to complete the remaining fiber rings for which we have commitments is approximately $151 million, which will be incurred over several periods ending in 2022. We plan to fund this cost with our available cash and future cash flow.

              The following summarizes future financial commitments at March 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)(2):
11 3/4% and 12 7/8% notes
Principal payments	$650,000	$—	$—	$—	$650,000
Interest payments	432,997	26,394	157,363	157,362	91,878
Senior secured credit facilities
Principal payments	350,000	—	96,250	253,750	—
Interest and fees	76,482	20,480	38,199	17,803	—
Capital lease obligations(3)	160,017	13,621	24,911	21,784	99,701
Operating leases	233,290	29,964	58,377	53,517	91,432
Other material long-term obligations(3)	172,674	21,474	105,200	46,000	—

Total contractual cash obligations	$2,075,460	$111,933	$480,300	$550,216	$933,011

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

              On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% senior discount note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semi-annually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from March 31, 2002 to February 15, 2003 of $47.7 million.

              We raised net proceeds of approximately $124.8 million in our offering of the 12 7/8% senior discount notes early in the third quarter of 1998. The 12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semi-annually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from March 31, 2002 to May 15, 2008 of $3.1 million.

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

              Minimum quarterly revenue covenants for 2002 are as follows:

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

              At March 31, 2002, we were in compliance with all covenants and other requirements set forth in our senior credit agreement and indentures. Based on our budgeted projections, we believe we will meet the above financial covenants contained in our senior credit agreement for year 2002. However, the margin for performance below these covenants is relatively narrow and even a relatively small decrease in our growth or cash flow from operations could cause a default under our senior credit agreement.

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

              The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized. A portion of our revenue is for reciprocal compensation generated by calls placed to Internet service providers who are our customers. In addition, a portion of our revenue is access charge revenue for connecting our voice service customers to their selected long distance carriers for outbound calls or for delivering inbound long distance traffic to our voice service customers. Our ability to earn local reciprocal compensation revenues and access revenues is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, our policy is to recognize these revenues only when realization is reasonably assured.

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

              In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. Adoption of this statement is required for all business combinations consummated after June 30, 2001. All of our prior business combinations have been accounted for under the purchase method of accounting. Therefore, the adoption of this statement did not have a material impact on our business acquisition model or our results of operations.

              In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement will (1) require that goodwill balances no longer be amortized but rather assessed for impairment at least annually and (2) expand the classifications of other intangible assets, as well as the expected useful lives of these assets. Adoption of this statement is required as of January 1, 2002, as well as for all purchase business combinations initiated after June 30, 2001. We will perform an initial valuation enterprise-level goodwill during the second quarter of 2002 and do not anticipate that an impairment of our enterprise goodwill exists as of March 31, 2002 or that the valuation will have a material impact on our financial position.

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

FORWARD-LOOKING STATEMENTS

              Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, and statements regarding the development of our businesses, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

              We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you that we will achieve the future results reflected in these statements. The risks we face that could cause us not to achieve these results include, but are not limited to, the risks discussed below as well as our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

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

RISK FACTORS

We Anticipate Having Future Operating Losses and Negative EBITDA

              The expansion and development of our business and the deployment of our networks, systems and services will require significant capital and other expenditures, a substantial portion of which will need to be incurred before the realization of significant revenue from these activities. We have incurred net losses every year since we began operations. We will continue to have significant operating losses and our adjusted EBITDA will continue to be negative while we develop and expand our business and until we establish a sufficient revenue-generating customer base. We have experienced increasing operating losses and negative adjusted EBITDA as we have expanded our operations. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, management allocation charges and non-cash deferred compensation. Adjusted EBITDA should not be construed as a substitute for operating income (loss) or cash flow from (used in) operations determined in accordance with generally accepted accounting principles. For the quarter ended March 31, 2002, we had net operating losses and net losses applicable to common stock of $112.6 million and negative adjusted EBITDA of approximately $21.8 million.

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

              AT&T has challenged the switched access rates of Allegiance and other carriers and has withheld some or all payments for the switched access services that they continue to receive. AT&T has asserted that they have not ordered switched access service from us and/or that our charges for switched access services are higher than those of the larger carriers serving the same territory and are therefore unjust and unreasonable. AT&T has refused to pay us any originating access charges at our tariffed rates. Since 1997, the company has invoiced AT&T approximately $42 million in aggregate for switched access services, a majority of which remains unpaid by AT&T pursuant to AT&T's dispute of certain of the switched access charges. On March 30, 2000, we filed a lawsuit against each of AT&T and Sprint in the Federal District Court of the District of Columbia requesting that such parties pay us for outstanding interstate and intrastate access charges. AT&T and Sprint filed counterclaims against us alleging that our access charges fail to comply with the Telecommunications Act of 1996 because they are unjust and unreasonable. We have settled this dispute with Sprint and in doing so have reached an agreement with respect to access charges payable by them for originating and terminating calls on our local networks. Although we believe we will ultimately receive payment from AT&T for the amounts owed to us by them, we cannot provide any assurance as to the amount of payments that we will ultimately receive, or the actual outcome of our lawsuit. Given the uncertainty regarding the collection from AT&T of unpaid invoices for switched access services, we have recognized revenue for only the portion of switched access invoices for which we believe realization is reasonably assured. If we do not receive payment from AT&T for interstate and intrastate access charges that we believe are owed to us, this will have a material adverse effect on us unless we are able to offset this access revenue with other revenues. In addition, our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on us.

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

              The obligation to pay reciprocal compensation does not extend to long distance interstate calls. The FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but also determined that its current rules neither require nor prohibit the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions have authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. On April 27, 2001, the FCC issued its Order on remand from the Court of Appeals and concluded that it had erred in its analysis of Internet traffic in the Declaratory Ruling. In that Order, the FCC categorized such traffic as "information access" and held that it is not subject to reciprocal compensation obligations. Nonetheless, it established an interim, transitional recovery mechanism pursuant to which Internet service provider traffic will continue to be compensated, but at rates declining over a period of three years. In a decision issued May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit remanded for further proceedings, but did not vacate, the FCC's Order on remand, holding that the section of the Act on which the FCC relied did not support its conclusion that Internet service provider traffic is not subject to reciprocal compensation. In a companion Notice of Proposed Rulemaking released April 27, 2001, the FCC initiated a rulemaking to examine all forms of intercarrier compensation, including reciprocal compensation, and sought comment on the feasibility of adopting a bill-and-keep approach to such compensation. Federally-mandated reductions in reciprocal compensation will have a material adverse affect on us if we are unable to offset them with other revenues. Additional disputes over the appropriate treatment of Internet service provider traffic are expected.

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

Our Financial Results Could Be Adversely Affected By Customer Churn and the Financial Difficulties of Our Customers

              We expect customer churn will average approximately 2% to 3% per month, which means that approximately 2% to 3% of our total number of lines installed would discontinue our service each month. However, our ability to retain our customers and control our churn rate is dependent on a number of factors, including (a) our ability to provide quality service, customer care and accurate and timely billing, (b) our ability to offer competitive pricing and overcome so called "win-back" programs offered by our competitors, (c) our ability to timely meet the needs and demands of our customers, (d) our ability to properly incentivize our sales force to build strong customer relationships and (e) the economic viability of our customers (see the discussion in the following paragraph). We can make no assurances that our customer churn rates will not increase. If our customer churn rates increase or are higher than expected, this could have a material adverse affect on our business and prospects.

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

Our Substantial Indebtedness Could Make Us Unable to Service Indebtedness and Meet Our Other Requirements and Could Adversely Affect Our Financial Health

              We have a significant amount of debt outstanding and may need to access additional debt financing to fund our business plan, including utilization of our credit facilities. At March 31, 2002, we had $1,034 million of outstanding long-term indebtedness.

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

If We Do Not Interconnect with and Maintain Efficient Working Relationships with Our Primary Competitors, the Incumbent Local Carriers, Our Business Will Be Adversely Affected

              Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local carriers. As a new carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC has granted approval to Verizon to provide in-region long distance service in New York, Connecticut, Massachusetts, Rhode Island and Pennsylvania and to SBC Communications to provide in-region long distance service in Texas, Oklahoma, Missouri, Arkansas and Kansas. Verizon has applications pending with the FCC to provide in-region long distance service in New Jersey and Maine and BellSouth has an application pending to provide such service in Georgia and Louisiana. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service.

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

The Need to Move from Tariffs to Individual Contracts for Domestic Interstate and International Long Distance Services May Increase Our Costs

              In a decision issued April 28, 2000, the United States Court of Appeals for the District of Columbia affirmed the FCC's 1996 order that prohibits the filing of tariffs for domestic interstate long distance service. The FCC's order, which had been stayed by the Court pending its decision, went into effect on July 31, 2001, as of which date carriers were required to cancel all interstate domestic long distance tariffs on file with the FCC and file no new tariffs for such service. Although the FCC will not accept interstate long distance tariffs for filing after July 31, 2001, carriers are still required to maintain and make available to the public upon request the rates, terms and conditions applicable to their domestic long distance services. In the absence of retail tariffs, we will be required to memorialize our legal relationship with our long distance customers by some other means, such as individual contracts setting forth the rates, terms and conditions of service. Negotiating individual contracts in this manner is likely to increase our cost of providing domestic interstate long distance services. In an order issued March 16, 2001, the FCC ruled that carriers likewise are prohibited from filing tariffs for international long distance service. As of January 2002, carriers were required to cancel all international long distance tariffs on file with the FCC and file no new tariffs for such service.

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

              The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint and many smaller long distance carriers. Other competitors include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has granted approval to provide in-region long distance service to Verizon in New York, Connecticut, Massachusetts, Rhode Island and Pennsylvania and to SBC Communications in Texas, Oklahoma, Missouri, Arkansas and Kansas and other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

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

              The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained through our subsidiary, Allegiance Telecom International, Inc., prior FCC authorization for installation and operation of international facilities and the provision, including by resale, of international long distance services. As noted above, as of July 31, 2001 and January 2002, we were prohibited from filing tariffs with the FCC for domestic interstate and international long distance service respectively and were required to cancel any such tariffs on file as of those dates.

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

              On July 19, 2000, in a decision on remand from the Supreme Court, the United States Court of Appeals for the Eighth Circuit vacated certain of the FCC's total element long run incremental cost (TELRIC) pricing rules. While sustaining the FCC's use of a forward-looking incremental cost methodology to set rates for interconnection and unbundled network elements, the Court rejected the FCC's conclusion that the costs should be based on the use of the most efficient technology currently available and the lowest cost network configuration. Instead, the Court stated that the statute required that costs be based on the use of the incumbent local carrier's existing facilities and actual network equipment but that these costs should not be based on the historic costs actually paid by such carrier for network elements. The Court also found that the FCC erred in using avoidable, rather than actually avoided, costs to calculate the wholesale discount for resale products. Interconnection and unbundled network element rates set using the Court's methodology may be higher than and the wholesale discounts set using the Court's methodology may be lower than the comparable rates established using the FCC's methodology. The Supreme Court agreed to review the Eighth Circuit's decision and the Eighth Circuit in turn stayed issuance of the mandate vacating the TELRIC rules pending the Supreme Court's decision. In a decision issued May 13, 2002, the Supreme Court reversed the Eighth Circuit's invalidation of TELRIC as a methodology for setting rates under the Act and upheld the FCC's rules.

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

Future Sales of Our Stock by Existing Stockholders May Adversely Affect Our Stock Price

              As of March 31, 2002, we had 115,970,720 shares of common stock outstanding and 28,508,201 shares of common stock reserved for issuance upon exercise of outstanding stock options and warrants. Many of our outstanding shares are "restricted securities" under the federal securities laws, and such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding Allegiance. Sales of substantial amounts of stock in the public market, or the perception that sales could occur, could depress the prevailing market price for our stock. Sales of substantial amounts of stock in the public market may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

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

              Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2002, based on the estimated average 2001 earned rate on investments, is $9.8 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $2.3 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

	Quarter Ending
	March 2002	June 2002	September 2002	December 2002	Total
	(dollars in millions)
Estimated average investments	$379.7	$268.4	$172.9	$134.8	N/A
Estimated average interest earned at the average rate of 4.06% for the year ended December 31, 2001	$3.9	$2.7	$1.8	$1.4	$9.8
Estimated impact of interest rate drop	$0.9	$0.7	$0.4	$0.3	$2.3

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

ITEM 4. Submission of Matters to a Vote of Security Holders

              Not applicable.

ITEM 5. Other Information

              Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed with this report and made a part hereof.

Exhibit Number	Description
11.1	Statement regarding computation of per share loss for the three months ended March 31, 2002
11.2	Statement regarding computation of per share loss for the three months ended March 31, 2001

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGIANCE TELECOM, INC.
By:
/S/ ROYCE J. HOLLAND Name: Royce J. Holland Title: Chairman and Chief Executive Officer
By:
/S/ THOMAS M. LORD Name: Thomas M. Lord Title: Executive Vice President of Corporate Development and Chief Financial Officer
Dated: May 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description
11.1	Statement regarding computation of per share loss for the three months ended March 31, 2002
11.2	Statement regarding computation of per share loss for the three months ended March 31, 2001