Form 10-Q
period 2002-06-30
ALLEGIANCE TELECOM INC
filed 2002-08-14
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-24509

Allegiance Telecom, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2721491 (IRS Employer Identification No.)

9201 North Central Expressway
Dallas, Texas 75231
(Address of principal executive offices) (Zip Code)

(214) 261-7100
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 9, 2002, the registrant has 123,419,096 shares of common stock, par value $0.01 per share outstanding.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$315,202	$374,084
Short-term investments	38,840	25,232
Accounts receivable, net	185,613	141,684
Prepaid expenses and other current assets	33,519	25,406

Total current assets	573,174	566,406
Property and equipment, net	1,009,970	1,016,250
Deferred debt issuance costs, net	17,399	19,039
Long-term investments, restricted	934	954
Goodwill, net	—	107,468
Other assets	52,489	64,726

Total assets	$1,653,966	$1,774,843

Current Liabilities:
Accounts payable	$69,432	$50,386
Accrued liabilities and other current liabilities	109,328	89,088

Total current liabilities	178,760	139,474
Long-term debt	1,188,734	1,013,184
Other long-term liabilities	13,681	14,109
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 750,000,000 shares authorized, 123,089,626 and 115,542,354 shares issued and 122,762,131 and 115,214,859 shares outstanding at June 30, 2002 and December 31, 2001, respectively	1,231	1,155
Additional paid-in capital	1,806,518	1,801,366
Common stock in treasury, at cost, 327,495 shares	(45)	(45)
Common stock warrants	1,877	1,877
Deferred compensation	(7,175)	(6,067)
Accumulated deficit	(1,529,615)	(1,190,210)

Total stockholders' equity	272,791	608,076

Total liabilities and stockholders' equity	$1,653,966	$1,774,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	$184,437	$124,059	$346,532	$229,933
Operating Expenses:
Network	95,323	60,801	177,401	112,029
Selling, general and administrative	110,249	91,394	212,033	176,016
Depreciation and amortization	71,503	59,826	139,519	111,135
Management ownership allocation charge	—	—	—	175
Non-cash deferred compensation	78	2,159	532	8,092
Goodwill impairment charge	110,823	—	110,823	—

Total operating expenses	387,976	214,180	640,308	407,447

Loss from operations	(203,539)	(90,121)	(293,776)	(177,514)
Other Income (Expense):
Interest income	2,066	3,181	3,811	10,229
Interest expense	(25,342)	(16,398)	(49,440)	(32,393)

Total other income (expense)	(23,276)	(13,217)	(45,629)	(22,164)
Net Loss	$(226,815)	$(103,338)	$(339,405)	$(199,678)

Net loss per share, basic and diluted	$(1.94)	$(0.92)	$(2.90)	$(1.79)

Weighted average number of shares outstanding, basic and diluted	117,016,288	112,856,763	116,895,377	111,799,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(339,405)	$(199,678)
Adjustments to reconcile net loss to cash used in operating activities—
Depreciation and amortization	139,519	111,135
Provision for doubtful accounts receivable	32,387	12,168
Accretion of investments	(221)	(2,176)
Accretion of Series B and 12 7/8% notes	23,589	21,041
Amortization of deferred debt issuance costs	1,641	2,387
Amortization of management ownership allocation charge and deferred compensation	532	8,267
Goodwill impairment charge	110,823	—
Changes in assets and liabilities, net of effects of acquisitions—
Increase in accounts receivable	(35,237)	(41,078)
(Increase) decrease in prepaid expenses and other current assets	8,097	(2,173)
Increase in other assets	(8,282)	(7,614)
Increase (decrease) in accounts payable	7,823	(28,428)
Increase in accrued liabilities and other current liabilities	515	11,313

Net cash used in operating activities	(58,219)	(114,836)
Cash flows from investing activities:
Purchases of property and equipment	(82,251)	(230,605)
Capitalized interest	(4,552)	(9,467)
Purchases of subsidiaries, net of cash acquired	(28,479)	(8,165)
Purchases of investments	(57,634)	(245,701)
Proceeds from sale of investments	44,267	451,215

Net cash used in investing activities	(128,649)	(42,723)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,285	4,648
Proceeds from borrowings under senior secured credit facility	129,300	—
Payments on capital lease obligations	(3,598)	(2,323)
Other	(1)	169

Net cash provided by financing activities	127,986	2,494

Decrease in cash and cash equivalents	(58,882)	(155,065)
Cash and cash equivalents, beginning of period	374,084	396,103

Cash and cash equivalents, end of period	$315,202	$241,038

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,412	$16,491
Supplemental disclosure of noncash investing and financing activities:
Assets acquired under capital lease obligations	28,262	16,497
Fair value of assets acquired in business acquisitions	58,825	34,009
Liabilities assumed in business acquisitions	28,825	1,429
Common stock issued for business acquisitions (242,968 and 2,416,628 shares, respectively)	1,303	50,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2002 and June 30, 2001

(Dollars in thousands, except share and per share amounts)
(Unaudited)

1. General:

        Allegiance Telecom, Inc., an integrated communications provider, was incorporated on April 22, 1997, as a Delaware corporation, for the purpose of providing voice, data and Internet services in major metropolitan areas across the United States of America. Allegiance Telecom, Inc. and its subsidiaries are generally referred to herein as the "Company."

        The Company's business plan is focused on offering services in 36 of the largest metropolitan areas in the United States of America. The Company is currently operational in all 36 target markets. These markets include Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains.

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

        Expenses are expected to exceed revenues in each of the Company's markets until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take several years, and positive earnings from operations are not expected in the near future.

2. Basis of Presentation:

        The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." This statement (1) requires that goodwill balances no longer be amortized but rather assessed for impairment at least annually and (2) expands the classifications of other intangible assets and provides guidance for estimating the expected useful lives of these assets.

        The table below shows the impact of the amortization recognized in prior periods for intangibles that are no longer amortized after the adoption of Statement of Financial Accounting Standards No. 142:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss	$(226,815)	$(103,338)	$(339,405)	$(199,678)
Add back: Goodwill amortization	—	13,441	—	25,616
Add back: Acquired workforce amortization	—	371	—	716
Adjusted net loss	$(226,815)	$(89,526)	$(339,405)	$(173,346)
Basic and diluted net loss per share:
Reported net loss per share	$(1.94)	$(0.92)	$(2.90)	$(1.79)
Goodwill amortization	—	0.13	—	0.23
Acquired workforce amortization	—	—	—	0.01
Adjusted net loss per share	$(1.94)	$(0.79)	$(2.90)	$(1.55)

        The Company is required to assess the value of enterprise-level goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company identified one reporting unit, as defined in Statement of Financial Accounting Standards No. 142. As outlined in the authoritative literature, the assessment of whether enterprise goodwill has been impaired is based on the Company's estimate of the fair value of the reporting unit using a model which considers both a discounted future cash flow analysis and market capitalization data. Upon adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002, there was no indication of an impairment in our enterprise-level goodwill intangible.

        During the six months ended June 30, 2002, the market capitalization of the Company remained at a level well below its book value. As this decline in the market capitalization indicates that a potential reduction in the value of enterprise goodwill exists, management performed an interim valuation as of June 30, 2002 using a valuation model which considers both a discounted future cash flow analysis and market capitalization data. This preliminary valuation indicated that an impairment of enterprise goodwill existed as of June 30, 2002. Accordingly, the Company recorded a charge of $110,823, reflecting our best estimate of the amount of impairment as of June 30, 2002 to eliminate the enterprise goodwill intangible. The Company is in the process of finalizing the valuation. Any change in estimate will be recorded in future periods upon completion of the valuation.

        The changes in the carrying value of goodwill during the six months ended June 30, 2002 are as follows:

Balance as of December 31, 2001	$107,468
Reclassification of employee workforce	1,731
Final purchase price adjustments	1,624
Impairment charge	(110,823)
Balance at June 30, 2002	$—

Business Acquisitions

        On June 17, 2002, the Company acquired the assets and assumed certain of the liabilities of Shared Technologies Fairchild, Inc. and certain other equipment provisioning and maintenance operations from WorldCom, Inc. (collectively referred to herein as Shared Technologies). The Company acquired these customer premise equipment provisioning and maintenance businesses for a cash purchase price of $30,000. As the purchase price did not exceed the fair value of the assets acquired, no goodwill was recorded in connection with this acquisition. The acquisition was accounted for using the purchase method, and accordingly, the net assets and results of operations of Shared Technologies have been included in the Company's financial statements since the date of acquisition.

        The following presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2002 and 2001, as if the acquisition of Shared Technologies had been consummated at the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$215,940	$167,240	$424,631	$321,627
Net loss	(223,354)	(124,687)	(338,009)	(222,856)
Net loss per share, basic and diluted	(1.91)	(1.10)	(2.89)	(1.99)

        Additionally, during the six months ended June 30, 2002, the Company paid contingent consideration totaling $1,303, consisting of 242,968 shares of its common stock as provided in the merger agreements with Jump.Net, Inc. (acquired in 2000) and Coast to Coast Telecommunications, Inc. (acquired in 2001). The consideration paid during the first quarter of 2002 was included in accrued liabilities at December 31, 2001. There is no additional consideration payable under any of the Company's acquisition agreements other than Coast to Coast Telecommunications, Inc. and JumpNet, Inc.

4. Property and Equipment:

        Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated over their respective useful lives using the straight-line method. During the three months ended June 30, 2002 and 2001, $1,741 and $4,811, respectively, of interest expense was capitalized related to network construction-in-progress. During the six months ended June 30, 2002 and 2001, $4,552 and $9,467, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

        Property and equipment at June 30, 2002 and December 31, 2001, consisted of the following:

	June 30, 2002	December 31, 2001	Useful Lives (In Years)
Network equipment	$1,024,209	$869,011	2-20
Land	9,365	9,164	—
Leasehold improvements	139,221	134,618	7-10
Software	115,481	114,553	3
Office equipment and other	46,438	36,824	2-5
Furniture and fixtures	18,394	17,715	7

Property and equipment, in service	1,353,108	1,181,885
Less: Accumulated depreciation	(464,375)	(350,460)

Property and equipment, in service, net	888,733	831,425
Construction-in-progress	121,237	184,825

Property and equipment, net	$1,009,970	$1,016,250

5. Other Assets:

        Other assets consisted of the following:

	June 30, 2002	December 31, 2001
Acquired customer lists	$62,800	$62,800
Acquired workforce intangibles	—	3,348
Long-term deposits	6,035	4,040
Inventory	13,360	6,827
Other	5,933	6,231

Total other assets	88,128	83,246
Less: Accumulated amortization, acquired customer lists	(35,639)	(16,903)
Less: Accumulated amortization, acquired workforce intangible	—	(1,617)

Other assets, net	$52,489	$64,726

        On January 1, 2002, the Company reclassified the value of the acquired workforce intangibles and related accumulated amortization to goodwill in accordance with Statement of Financial Accounting Standards No. 142. (See Note 3)

        The acquired intangibles are being amortized over their estimated useful lives of one to three years using the straight-line method. Amortization expense related to intangible assets totaled $18,785 and $5,972 during the six months ended June 30, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002 is as follows:

Remainder of 2002	$14,550
2003	10,300
2004	2,311
2005 and thereafter	—

Total	$27,161

        Inventory consists of equipment purchased and being staged for deployment in the Company's network. These inventories will be classified as property and equipment when the equipment is deployed.

6. Accrued Liabilities and Other Current Liabilities:

        Accrued liabilities and other current liabilities consisted of the following:

	June 30, 2002	December 31, 2001
Accrued employee compensation and benefits	$13,145	$10,314
Accrued network expenses	41,270	40,313
Business acquisition costs	15,167	15,657
Accrued taxes	9,013	8,171
Accrued interest expense	4,415	4,103
Deferred revenue	15,221	3,088
Current portion of capital lease obligations	5,242	1,852
Other	5,855	5,590

Accrued liabilities and other current liabilities	$109,328	$89,088

7. Long-Term Debt:

        Long-term debt consisted of the following:

	June 30, 2002	December 31, 2001
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	$409,181	$385,765
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	202,025	201,852
Senior secured credit facilities due December 31, 2006; variable interest rate	479,300	350,000
Capital lease obligations, net of current portion	98,228	75,567

Long-term debt	$1,188,734	$1,013,184

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

        As of June 30, 2002, there were $329,300 and $150,000 of borrowings outstanding under the seven-year revolving credit facility and the two-year delayed draw term loan facility, respectively, all of which are classified as long-term debt.

        The Credit Facilities carry certain restrictive and financial covenants that, among other things, limit the Company's ability to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders or affiliates, effect a consolidation or merger and require the Company to maintain certain operating and financial performance measures. The Company was in compliance with all such restrictive and financial covenants at June 30, 2002.

8. Capitalization:

        During the three months ended June 30, 2002, 410,291 shares of common stock were issued under the Company's stock-based compensation plans for proceeds of $1,042. During the six months ended

June 30, 2002, 923,184 shares of common stock were issued under the Company's stock-based compensation plans for proceeds of $2,285.

        During the three months ended June 30, 2002, the Company issued 6,381,120 shares of restricted stock to certain management employees in exchange for stock options held by such employees that had an exercise price of five dollars and fifty cents or more at a ratio of three shares of restricted stock for every four shares subject to stock options. These restricted shares were issued at no cost to the employees; therefore, the Company recognized deferred compensation of $6,509 based on the market value of the stock at the date of issuance. The deferred compensation charge will be amortized to expense over the three-year vesting period of the restricted stock.

9. Commitments and Contingencies:

        The Company has entered into various operating lease agreements, with expirations through 2015, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of June 30, 2002 are as follows:

2002	$13,703
2003	28,588
2004	27,220
2005	26,811
2006	25,096
Thereafter	92,516

        Total rent expense for the three months ended June 30, 2002 and 2001, was $6,106 and $7,651, and for the six months ended June 30, 2002 and 2001 was $16,578 and $15,845, respectively.

        In April 2000, the Company executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350,000 purchase commitment. In July 2001, this agreement was amended to extend the term to six years. Under the amended agreement, the Company must complete purchases totaling $100,000 by December 31, 2000, an aggregate of $160,000 of purchases by September 30, 2001, an aggregate of $210,000 by December 31, 2002, an aggregate of $257,000 by December 31, 2003, an aggregate of $304,000 by December 31, 2004, and the full $350,000 of aggregate purchases on or before December 31, 2005. If the Company does not meet the required purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. During the term of the contract, such cash settlements may be applied to future purchases during the commitment period. As of June 30, 2002, the Company has completed cumulative purchases totaling $185,831. In 2002, Lucent waived $50,000 of the $210,000 purchase commitment for 2002 in exchange for a purchase commitment by the Company of approximately $13,100 of telecommunications equipment. Thus, the remaining commitment under this agreement is approximately $127,300, $34,300 of which is required to be fulfilled during 2003, $47,000 of which is required to be fulfilled during 2004 and $46,000 of which is required to be fulfilled during 2005.

10. Other Matters:

        In June 2002, Qwest Communications International, Inc. (Qwest) terminated a contract for managed modem services with monthly revenue of approximately $1,800. During the three months ended June 30, 2002, the Company recorded additional non-recurring revenues of approximately $10,500 for termination fees associated with the Qwest contract for revenues that were due under the contract in June 2002 and the third and fourth quarters of 2002. These non-recurring revenues were offset by non-recurring reductions to revenue taken during the second quarter totaling approximately $9,000. The Company recorded these reductions to revenue to reserve for identified exposures primarily relating to retail and inter-carrier compensation customers. These revenues may be recognized in future periods if all or a portion of the exposures related to these reserved revenues are mitigated.

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

        Our business plan covers 36 of the largest metropolitan areas in the United States. We completed our network rollout during 2001, with all 36 targeted markets operational as of June 30, 2002, as follows: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Ontario/Riverside CA, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains NY.

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

	As of June 30,
	2002	2001
Markets served	36	32
Number of switches deployed	31	30
Central office colocations	829	740
Net lines installed	1,246,100	869,700
Sales force employees	1,433	1,612
Total employees	4,628	3,874

        Total employees as of June 30, 2002, includes 869 employees from the Shared Technologies acquisition.

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

RESULTS OF OPERATIONS—Three and Six Months Ended June 30, 2002 Compared With Three and Six Months Ended June 30, 2001

Revenues

        During the second quarter of 2002 and 2001, we generated revenues of approximately $184.4 million and $124.1 million, respectively. For the six months ended June 30, 2002 and 2001, we generated revenues of approximately $346.5 million and $229.9 million, respectively. Revenues have increased 48.7% compared to the three months ended June 30, 2001 and 50.7% compared to the six months ended June 30, 2001. This increase in revenues is attributable to an increase in the number of customers and the number of lines installed. Revenue growth during 2002 will depend on our ability to add new customers in a competitive market place, retain existing customers and manage churn, increase customer usage and sell additional services to our existing customers. We believe that managing our customer churn may be one of our bigger challenges. We expect that customer churn will average approximately 2% to 3% per month, which means that approximately 2% to 3% of our total number of lines installed would discontinue our service each month. See the discussion of customer churn under the caption "Liquidity and Capital Resources" below.

        Local voice service revenues for the three months ended June 30, 2002 and 2001 were $96.9 million and $80.4 million, and for the six months ended June 30, 2002 and 2001 were $186.1 million and $153.3 million, respectively. Local voice service revenues as a percent of total revenues has decreased from 64.7% for the quarter ended June 30, 2001 to 52.5% for the quarter ended June 30, 2002. Local voice service revenues consisted of:

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

        Long distance service revenues for the three months ended June 30, 2002 and 2001 were $12.0 million and $6.4 million, and for the six months ended June 30, 2002 and 2001 were $22.7 million and $11.8 million, respectively. Long distance service revenues as a percent of total revenues has increased from 5.2% for the quarter ended June 30, 2001 to 6.5% for the quarter ended June 30, 2002. We reduced our pricing of long distance services during 2000 and 2001 to respond to competitive pressures and we anticipate long distance pricing to continue at historically low levels given the current competitive environment. A benefit of this reduced pricing was an increase in the number of customers selecting us as their long distance provider. These increased volumes are primarily responsible for the increase in our long distance revenues. Although these reduced prices decrease our margins on a percentage basis, we anticipate that an increasing share of our local service customers will purchase long distance service from us at our current pricing levels and through our continuing effort to promote the benefits of purchasing local, long distance and data services from a single provider. Selling long distances services directly has also become more attractive to us as the access charges we bill to other long distance carriers to connect to our local networks continue to decrease.

        Data revenues, including revenues generated from Internet access, web hosting and high-speed data services, for the three months ended June 30, 2002 and 2001 were $72.5 million and $37.3 million, and for the six months ended June 30, 2002 and 2001, were $134.6 million and $64.8 million respectively. Data revenues as a percent of total revenues has increased from approximately 30.1% for the quarter ended June 30, 2001 to approximately 39.3% for the quarter ended June 30, 2002. We expect data revenues to continue to increase as a percent of total revenues (a) as we expand our data services offerings to existing local and long distance voice customers, (b) as we increase our offerings of packaged services that combine voice and data services which we market as the Integrated Access Service and (c) as more small and medium-sized businesses turn to the Internet to enhance their productivity. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of data offerings.

        The rate of growth in our data revenues, however, is subject to uncertainties and negative trends. We believe that the demand for high-end web hosting services has decreased in response to a general economic slowdown, price reductions for Internet access, server hardware and a general desire to take web applications in house. Moreover, an over capacity of data center space has decreased prices for these high-end services. These high-end services include dedicated hosting services where we provide the customer with a dedicated computer server in our data centers and colocation services where we provide data center space and services for a customer which locates its own computer server on our premises. We do not believe that over capacity of data center space is having a material impact on shared hosting services where customers share a computer server with several other customers but we do believe that the general economic slowdown, the reduced growth in e-commerce and the increasing sophistication of the underlying software platforms used by many of our competitors as well as price compression in the hardware sector have caused a deterioration in our shared hosting business as well. It is our long term desire to bundle shared hosting with other products, specifically Internet access.

        Similarly, the services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand and financial hardship has lessened the number of network service providers servicing this community. During 2000, we signed a long-term contract to provide data services to Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. Our contract was established specifically to support Genuity's contract with America Online, which was amended in 2002 and expires in December 2006. Our contract with Genuity was amended on September 29, 2000, December 29, 2000 and December 31, 2001. This contract established Genuity as our largest customer. Revenues from the Genuity contract were $20.0 million and $10.8 million for the three months ended June 30, 2002 and 2001, and $34.4 million and $17.9 million for the six months ended June 30, 2002 and 2001, respectively. Genuity accounted for 10.8% and 8.7% of our total revenues for the quarters ended June 30, 2002 and 2001, respectively, and 27.6% and 28.9% of our data revenues for the same periods. We anticipate that Genuity will continue to be our largest customer for the foreseeable future. The contract term expires on December 31, 2006. Under this agreement, Genuity committed to pay us an aggregate of $550.8 million over the term of the contract, subject to our performance under the contract and the other terms and conditions of the contract. We recognized $5 million of revenue in each of the years 2000 and 2001 upon our delivery of certain network configuration elements of the contract. For the remainder of the contract value, we recognize revenue under the contract on a pro rata basis over the contract term and based on our delivery of the required network capacity to Genuity pursuant to the contract. The contract contains specific provisions that decrease Genuity's purchase commitment, including but not limited to, Genuity experiencing a business downturn. Although we believe our relationship with Genuity remains strong, many other network service providers who provide dial-up Internet access services have either gone out of business or materially reduced their offerings and their demand for the services of companies like our company who provide the local services necessary to connect dial-up customers to the Internet. If Genuity were to experience financial trouble, decrease their commitment in accordance with the contract or otherwise terminate this contract, this could have a material adverse affect on us. Genuity recently announced that it was in default under its senior credit facility due to the election by Verizon to not exercise its option to purchase Genuity. While we believe the underlying services we provide Genuity and its customers are important services that would be continued notwithstanding Genuity's apparent financial difficulty, we cannot provide any assurance at this time that Genuity's financial difficulty will not have a material adverse affect on us.

        In June 2002, Qwest Communications International, Inc. (Qwest) terminated a contract for managed modem services with monthly revenue of approximately $1.8 million. During the three months ended June 30, 2002, we recorded additional non-recurring revenues of approximately $10.5 million for termination fees associated with the Qwest contract for revenues that were due under the contract in June 2002 and the third and fourth quarters of 2002. These non-recurring revenues were offset by non-recurring reductions to revenue taken during the second quarter totaling approximately $9.0 million. We recorded these reductions to revenue to reserve for identified exposures primarily relating to retail and inter-carrier compensation customers. These revenues may be recognized in future periods if all or a portion of the exposures related to these reserved revenues are mitigated.

        Notwithstanding these trends and uncertainties, we believe the demand by end-user small and medium sized business customers for dedicated access to the Internet and for an efficient way to establish and maintain a web presence through shared hosting remains strong. Indeed, our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access line remains our fastest growing product offering. In the second quarter 2002, Integrated Access Service represented 40% of our net lines installed for that quarter. We believe that customer churn rates (the rate at which customers disconnect their service with us) for this type of service is less than that of our local phone service. One of the challenges we face in this area is and continues to be building the provisioning processes and resources necessary to meet this demand.

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

        During the second quarter of 2002, we acquired Shared Technologies Fairchild, Inc. and certain other equipment provisioning divisions from WorldCom, Inc. (collectively referred to herein as Shared Technologies). The acquisition of these customer premise equipment provisioning and maintenance businesses enhances our ability to offer integrated services to our customers.

Lines Sold and Lines Installed

        For the quarters ended June 30, 2002 and 2001, we sold 210,000 lines and 192,000 lines, respectively, an increase of 9.4%. For the same periods, we installed 106,700 net lines and 135,800 net lines, respectively. "Lines sold" by us represents the number of lines for which customers have placed orders with us to provide services and "lines installed" represents the lines sold that are now being used to provide our services. Net lines installed during the second quarter of 2002 were lower than expected, primarily due to the termination by Qwest of approximately 58,000 managed modem port lines, and due to customer account churn. We have established programs to further improve and streamline processes to reduce future churn. See the discussion of customer churn under the caption "Liquidity and Capital Resources" below.

        The services we provide over our own network generate higher margins than services provided by other carriers that are resold by us. Over 90% of our installed lines were provided over our own network as of June 30, 2002 and 2001, representing approximately 96% of our revenues as of June 30, 2002, and we expect this level of facilities-based service to remain constant over time.

        We have continued to have sales of lines in excess of our ability to install them and place them into service, particularly with respect to customers purchasing T-1 level services. During the fourth quarter of 2001, we reorganized and expanded our T-1 provisioning operations and centralized them in Dallas. Although we have seen an increased level of productivity in these operations since the reorganization, the process of moving and expanding these operations had a negative impact on our ability to install T-1 level service lines during the fourth quarter of 2001. This reorganization and expansion had a continued negative effect on the installation of T-1 based services in the first quarter of 2002. We made continuing progress in developing our capabilities in T-1 provisioning during the second quarter of 2002 and expect continued improvements over the next several quarters, especially as we integrate the customer equipment installation and maintenance capabilities we acquired in the Shared Technologies acquisition.

Network Expenses

        For the quarters ended June 30, 2002 and 2001, network expenses were $95.3 million and $60.8 million, respectively. For the six months ended June 30, 2002 and 2001, network expenses were $177.4 million and $112.0 million, respectively. Network expenses as a percentage of total revenues increased from 49.0% for the quarter ended June 30, 2001 to 51.7% for the quarter ended June 30, 2002. The increase in network expense is consistent with the deployment of our networks and initiation and growth of our services during 2001. While there can be no assurance that we will be successful in creating operating efficiencies, we expect to continue to control costs and that network expenses as a percentage of total revenues will remain near current levels during 2002.

        Gross margin has decreased slightly from 51.0% for the quarter ended June 30, 2001 to 48.3% for the quarter ended June 30, 2002. Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to improve as our revenues increase and as we realize cost efficiencies in our network expenses.

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

        The costs to lease local loop lines, high-capacity digital T1 loop lines, and high capacity digital trunks from the incumbent local exchange carriers vary by carrier and are regulated by state authorities under the Telecommunications Act of 1996. In virtually all areas, we lease local loop lines and high capacity digital T1 loop lines from the incumbent local exchange carriers to connect our customers' premises to our transmission equipment colocated in the central offices of the incumbent carriers. In the areas of low density and traffic in the metropolitan areas that we serve, we also depend on the incumbent local exchange carriers to provide us high capacity digital trunks to connect our switch to our transmission equipment collocated in the incumbents' central offices. In the areas of high density and traffic in our markets, in addition to the incumbent carriers, there are other carriers from whom we lease high-capacity digital trunks and that we can generally lease those trunks at lower or comparable prices and with higher network reliability than those trunks provided by the incumbent local exchange carriers. Even in areas of high density and traffic in our markets, however, the incumbent local exchange carriers are often the only available source of high-capacity digital trunks.

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

        In constructing switching and transmission equipment for a new market, we capitalized as a component of property and equipment only the non-recurring charges associated with our initial network facilities.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $110.2 million for the quarter ended June 30, 2002 from $91.4 million for the quarter ended June 30, 2001, primarily due to headcount growth, the addition of new markets and growth of our customer base. On a year-to-date basis, selling, general and administrative expenses increased to $212.0 million for the six months ended June 30, 2002 from $176.0 million for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of total revenues decreased from 73.7% for the quarter ended June 30, 2001 to 59.8% for the quarter ended June 30, 2002. This decrease is partially due to an increase in our total revenues and the achievement of certain economies of scale as we have grown the business. Selling, general and administrative expenses include salaries and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, investor and media relations, insurance, professional fees and bad debt expense. The number of employees increased to 4,628 (including 869 employees from the Shared Technologies acquisition completed in June 2002) as of June 30, 2002, from 3,874 as of June 30, 2001. As of June 30, 2002, the sales force, including sales managers and sales administrators, had decreased to 1,433 from 1,612 as of June 30, 2001. As we expanded our company, ongoing selling, general and administrative expenses increased. We expect these expenses to level off and continue to decrease as a percentage of revenue as we focus on operating our existing 36 markets and not on expanding into new markets.

        We are exposed to financially distressed telecom carriers, most notably WorldCom, Inc., which, filed for bankruptcy protection on July 21, 2002. Selling, general and administrative expenses for the three and six months ended June 30, 2002 include expenses totaling $8.4 million, primarily related to bad debt expense associated with exposure to WorldCom, Inc.

Depreciation

        During the quarters ended June 30, 2002 and 2001, depreciation expense was $63.0 million and $43.1 million, respectively. For the six months ended June 30, 2002 and 2001, depreciation expense was $120.7 million and $79.5 million, respectively. Such increase was consistent with the continued deployment of our networks and initiation of services in new markets during 2001.

Amortization of Purchased Intangibles

        In connection with the acquisitions completed since inception, we assigned an aggregate of $62.8 million of the purchase price to customer lists. These intangible assets are being amortized over their estimated useful lives of one to three years. For the quarters ended June 30, 2002 and 2001, we recorded $8.5 million and $2.9 million of amortization of customer lists, and for the six months ended June 30, 2002 and 2001, we recorded $18.8 million and $5.3 million of amortization of customer lists, respectively.

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 (1) requires that goodwill balances no longer be amortized and (2) expands the classifications of other intangible assets and provides guidance for estimating the expected useful lives of these assets. Prior to the adoption of SFAS 142, we recognized amortization on the goodwill recorded in connection with our business acquisitions. The expense associated with amortization of goodwill in the three and six months ended June 30, 2001 was $13.4 million and $25.6 million, respectively. Additionally, prior to the adoption of SFAS 142, we assigned an aggregate of $3.3 million to acquired workforces. We recorded $0.4 million and $0.7 million of amortization of these intangible assets during the three and six months ended June 30, 2001, respectively. The acquired workforce intangibles are no longer being amortized and the net book value of these intangibles was reclassified as goodwill on January 1, 2002 upon the adoption of SFAS 142.

        We are required to assess our enterprise-level goodwill under the provisions of SFAS No. 142. We identified one reporting unit, as defined in SFAS No. 142. As outlined in the authoritative literature, our assessment of whether our goodwill has been impaired is based on our estimate of the fair market value of the reporting unit using a model which considers both a discounted future cash flow analysis and market capitalization data. Upon adoption of SFAS No. 142 on January 1, 2002, our assessment did not indicate an impairment in our enterprise-level goodwill intangible.

        During the six months ended June 30, 2002, our market capitalization remained at a level well below our book value. As this decline in our market capitalization indicates that a potential reduction in the value of our enterprise goodwill exists, we performed an interim valuation as of June 30, 2002 using a valuation model which considers both a discounted future cash flow analysis and market capitalization data. This preliminary valuation indicated that an impairment of our enterprise goodwill existed as of June 30, 2002. Accordingly, we have recorded a charge of $110.8 million, reflecting our best estimate of the amount of impairment as of June 30, 2002 to eliminate our enterprise goodwill intangible. We are in the process of finalizing this valuation. Any change will be recorded in future periods upon completion of our valuation.

        Our purchase price allocation for certain acquisitions made in 2001 and 2002 is subject to post acquisition due diligence of the acquired entities and may be adjusted as additional information is obtained.

Management Allocation Charges and Deferred Compensation Expenses

        We amortized $0.2 million of the deferred management ownership allocation charge, a non-cash charge to income, for the six months ended June 30, 2001. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. This deferred charge was fully amortized as of March 31, 2001.

        For the quarters ended June 30, 2002 and 2001, we recognized $0.1 million and $2.2 million, respectively, of amortization of deferred compensation expense, and for the six months ended June 30,

2002 and 2001, we recognized $0.5 million and $8.1 million, respectively of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and grants of stock options and restricted common shares to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

Interest Expense and Interest Income

        For the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001, interest expense was $25.3 million, $16.4 million, $49.4 million and $32.4 million, respectively. The increase in interest expense is primarily due to the interest expense associated with the draw down of $350 million and $129.3 million of our senior secured credit facility in September 2001 and June 2002, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. The amount of interest capitalized for the three and six months June 30, 2002 was $1.7 million and $4.6 million, respectively. For the same periods in 2001, the amounts were $4.8 million and $9.5 million, respectively.

        Interest income for the three and six months ended June 30, 2002 was $2.1 million and $3.8 million, respectively. Interest income for the three and six months ended June 30, 2001 was $3.2 million and $10.2 million, respectively. Interest income results from short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semi-annual payments of interest through May 2001 on the 12 7/8% notes. Interest income during the periods ended June 30, 2001 is greater than for the periods ended June 30, 2002 because we had additional cash invested in interest-bearing instruments and because interest rates have declined over the past year.

Net Losses and Adjusted EBITDA Losses

        Our net loss for the three and six months ended June 30, 2002 and the three and six months ended June 30, 2001, was $226.8 million, $339.4 million, $103.3 million and $199.7 million, respectively.

        Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of a company. EBITDA is not derived pursuant to generally accepted accounting principles, and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. We had adjusted EBITDA losses of $21.1 million and $28.1 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, we had adjusted EBITDA losses of $42.9 million and $58.1 million, respectively. In calculating adjusted EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge, deferred compensation expense, and goodwill impairment charges totaling $110.9 million and $111.4 million for the three and six months ended June 30, 2002, and $2.2 million and $8.3 million for the three and six months ended 2001, respectively.

        We expect to continue to experience operating losses as a result of the development and growth of our business. However, we expect to turn EBITDA positive during the latter part of 2002.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2002, we had approximately $354.0 million of unrestricted cash and short-term investments, compared with $399.3 million of unrestricted cash and short-term investments as of December 31, 2001. The 11.3% decrease during 2002 is primarily due to the funding of our operating losses, interest payments on long-term debt, capital expenditures, and working capital requirements partially offset by proceeds from our draw of $129.3 million of the senior secured credit facilities and cash generated from investments.

        As of June 30, 2002 and December 31, 2001, we had approximately $1,188.7 million and $1,013.2 million of long-term indebtedness (including debt under our senior secured credit facilities, two series of bonds, and capital lease obligations). We do not have any off-balance sheet financing arrangements, special purpose entities or asset securitizations.

        Our existing cash and short-term investment balances will decline further during fiscal 2002. However, our financing plan has been predicated on the pre-funding of each market's expansion to positive free cash flow. We believe that we have raised the capital necessary to build and operate our network in each of our 36 markets to the point at which operating cash flow from the market is sufficient to fund its ongoing operating costs and capital expenditures. We also believe that our existing cash on hand, is sufficient to fully fund our operations, planned capital investments and debt service requirements until such time as we have positive cash flow from operations on a consolidated basis to fund these items. None of our existing financing arrangements, described below in more detail, have any credit rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

        We are aware that our outstanding debt securities are currently trading at substantial discounts to their respective face amounts. To reduce future cash interest payments, as well as future amounts due at the maturity or upon redemption, we or our affiliates may from time to time purchase such debt securities for cash, exchange them for our common stock and/or another debt or equity security or acquire such securities for a combination of cash and common stock and/or another debt or equity security, in each case in open market purchases and/or privately negotiated transactions. We will evaluate such transactions in light of existing market conditions, taking into account our current and projected liquidity, contractual restrictions, prevailing market conditions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

        We cannot assure you that our current estimates for required funding are accurate. We may need to seek additional capital in the future to expand our business or refinance some of our existing indebtedness. Sources of additional financing may include vendor financing, bank financing and/or the private or public sale of our equity or debt securities. We cannot assure you, however, that such financing will be available at all or on terms acceptable to us, or that our estimate of additional funds required is accurate. Our common stock closed at $0.92 on August 9, 2002; with our stock trading at these levels, it is unlikely that we will be able to seek funding from the public equity markets. In addition, in light of adverse developments in the general economy and specifically the telecommunications industry, it may be extremely difficult to obtain vendor financing, bank financing or other public/private funding necessary to continue funding our business. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

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

        Our financial projections are based on forecasts of, among other things, customer demand and customer churn, i.e. the rate at which customers discontinue our service. We expect that customer churn will range between approximately 2% and 3% per month, which means that approximately 2% to 3% of our total number of lines installed would discontinue our service each month. Customers leave our service for a variety of reasons, including but not limited to, the customer: (a) leaving our service area, (b) going out of business, (c) being unhappy with our service, (d) leaving for better pricing, and (e) needing a different telecom solution that we do not provide. Churn is difficult to forecast and remains one of the specific challenges that we are focusing on for 2002. We believe our churn rate had been trending up in previous quarters due to all of the factors listed above. We have responded to this trend with aggressive customer retention initiatives and our general shift to lower churn integrated service offerings. We can provide no assurances, however, that these or other efforts will allow us to get to or below the 2% percent per month level that we typically target for customer churn.

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

        For the quarters ended June 30, 2002 and 2001, we made capital expenditures of $42.4 million and $114.8 million, respectively. For the six months ended June 30, 2002 and 2001, we made capital expenditures of $82.3 million and $230.6 million, respectively. As of June 30, 2002, we had transmission equipment colocated in 829 central offices. We expect to use approximately $170 million to $180 million for capital expenditures in 2002. We expect to fund our capital expenditures with available cash and future cash flow.

        In April 2000, we executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. In July 2001, we amended this agreement to extend the term to six years. Under the amended agreement, we must complete purchases totaling $100 million by

December 31, 2000, an aggregate of $160 million of purchases by September 30, 2001, an aggregate of $210 million by December 31, 2002, an aggregate of $257 million by December 31, 2003, an aggregate of $304 million by December 31, 2004, and the full $350 million of aggregate purchases on or before December 31, 2005. If we do not meet the required purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. During the term of the contract, such shortfall payments may be applied to future purchases during the next succeeding year. We exceeded the required purchase milestones for 2000 and 2001. As of June 30, 2002, we have completed cumulative purchases under this contract totaling approximately $185.8 million. In 2002, Lucent waived $50 million of the $210 million purchase commitment for 2002 in exchange for a purchase commitment by us of approximately $13.1 million of telecom equipment. Thus, the remaining commitment under this agreement is approximately $127,300, $34,300 of which is required to be fulfilled during 2003, $47,000 of which is required to be fulfilled during 2004 and $46,000 of which is required to be fulfilled during 2005.

        We have purchased dedicated fiber rings in 24 of our markets. As of June 30, 2002, we had dedicated fiber rings in operation in 22 markets including Austin, Boston, Chicago, Dallas, Denver, Detroit, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, St. Louis, Seattle, Washington, D.C., and White Plains. The cost of these rings includes both the amounts we pay to the fiber ring provider as well as the cost of the electronic equipment that we purchase and install on the rings to make them operational. As of June 30, 2002, our total costs have been $179.3 million, and our budget to complete the remaining fiber rings for which we have commitments is approximately $223.3 million, which will be incurred over several periods ending in 2022. We plan to fund this cost with our available cash and future cash flow.

        The following summarizes future financial commitments at June 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)(2):
11 3/4% and 12 7/8% notes
Principal payments	$650,000	$—	$—	$—	$650,000
Interest payments	419,800	26,394	157,362	157,363	78,681
Senior secured credit facilities
Principal payments	485,300	—	169,855	315,445	—
Interest and fees	83,962	26,445	45,452	12,065	—
Capital lease obligations, including interest(3)	163,247	15,232	26,242	21,816	99,957
Operating leases	213,934	28,115	54,834	50,412	80,573
Other material long-term obligations(3)	144,769	8,400	90,369	46,000	—

Total contractual cash obligations	$2,161,012	$104,586	$544,114	$603,101	$909,211

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

        On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% senior discount note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semi-annually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from June 30, 2002 to February 15, 2003 of $35.8 million.

        We raised net proceeds of approximately $124.8 million in our offering of the 12 7/8% senior discount notes early in the third quarter of 1998. The 12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semi-annually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from June 30, 2002 to May 15, 2008 of $3.0 million.

        We may from time to time seek to retire some of our outstanding 11 3/4% notes or 12 7/8% notes through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

        In February 2000, we closed on $500.0 million of new senior secured credit facilities, which replaced our prior $225 million revolving credit facility. These new senior secured credit facilities consist of a $350.0 million revolving credit facility and a $150.0 million delayed draw term loan facility. Interest on amounts drawn is variable, based on leverage ratios, and is currently the 6-month London Interbank Offered Rate + 3.25% per annum.

        During the third quarter of 2001, we drew $200.0 million under the revolving credit facility due December 31, 2006 and $150.0 million under the delayed draw term loan due December 31, 2006. The interest rate applicable to this draw is 5.53% per annum and will remain fixed until September 19, 2002.

        In June 2002, we requested a draw of the remaining $150 million under the revolving credit facility due December 31, 2006. As of June 30, 2002, $129.3 million had funded and an additional $6.0 million funded in early July. As of the date of this filing, 3 of the 26 banks have not funded and have requested additional information before they will determine whether they believe they are required to fund. We believe that these 3 banks are in default of the credit agreements and have notified them accordingly. We are working with these 3 banks to resolve this dispute by providing additional information but we can provide no assurances that we will be able to do so and we may have to pursue our claims against them in court in an effort to obtain the $14.7 million that we believe should have been funded in June under the terms of our credit facility. The interest rate applicable to the recent draw is 5.24% per annum and will remain fixed until December 2002.

SENIOR SECURED CREDIT FACILITIES COVENANTS

        The senior secured credit facilities agreement contains certain representations, warranties and covenants, including many financial covenants. Financial covenants from this credit agreement for fiscal year 2002 are summarized below.

        Minimum quarterly revenue covenants for 2002 are as follows:

Quarter Ended	Minimum Quarterly Revenue
March 31, 2002	$155 million
June 30, 2002	$180 million
September 30, 2002	$200 million
December 31, 2002	$220 million

        Our ratio of Senior Secured Debt to the aggregate Annualized Pre-Overhead EBITDA cannot exceed 6.0 to 1.0 as of the last day of any quarter. Our ratio of Senior Secured Debt to Total Capitalization cannot exceed 0.35 to 1.00. Our ratio of Consolidated Total Debt to Total Capitalization cannot exceed 0.60 to 1.00. Capitalized terms used in this paragraph have the meanings as they are defined in our credit agreement.

        Our credit agreement also contains financial covenants for fiscal year 2003 and beyond, including required interest coverage ratios and required ratios of total indebtedness and senior secured indebtedness to annualized consolidated EBITDA. Our credit agreement and financial covenant schedules are publicly available in our filings with the Securities and Exchange Commission and should be reviewed in their entirety to gain a full understanding of the covenants and other requirements applicable to us under our senior secured credit facility.

        Our failure to comply with the covenants, including the failure to comply with any of the above described financial covenants, and restrictions contained in our financing agreements could lead to default under the terms of these agreements. If such default occurs, our lenders could declare all amounts borrowed immediately due and payable. In addition, lenders under our financing arrangements could terminate their commitments to lend to us. If that occurs, we cannot assure you that we would be able to make payments on our indebtedness, meet our working capital or meet our capital expenditure requirements, or that we would be able to find additional alternative financing.

        At June 30, 2002, we were in compliance with all covenants and other requirements set forth in our senior secured credit facilities agreement and indentures. Based on our budgeted projections, we believe we will meet the above financial covenants contained in our senior credit agreement for year

2002 and 2003. However, the margin for performance below these covenants is relatively narrow and even a relatively small decrease in our growth or cash flow from operations could cause a default under our senior credit agreement.

        We believe that the risk related to potential defaults under our financing agreements has increased due to the financial failures and difficulties of other communications companies. We believe that these events have caused many lenders to be even more reluctant to waive defaults or otherwise restructure credit arrangements.

        We also believe that the risks associated with staying in compliance with these covenants and the real or perceived risks of the consequences of default are a major factor in the depressed valuations of our equity and debt securities. In fact, the risks of staying in compliance with the covenants have been cited by a number of equity and debt analysts and bond rating agencies in their recent downgrades of our securities. Consequently, we have and will continue to operate the company with a major focus on staying in compliance with covenants. To accomplish this, we have developed and are executing a high revenue growth plan in 2002 since the quarterly revenue covenants appear to be the most critical. In 2003 and 2004, the most critical covenants are based on achieving high growth rates in quarterly EBITDA. Our plan after this year is to reduce revenue growth and expenses and look to capitalize on value-accretive acquisitions as necessary in our effort to stay in compliance with these covenants, although we cannot provide assurances that this plan will be successful.

        Due to the constraints on operating the business and the negative impacts on valuation of our securities posed by the covenants, we have recently begun discussions with a group of our senior secured lenders with a goal of altering the covenants to allow more flexibility in operating the business and reduce the risk of a covenant violation. We cannot provide assurances that these discussions will be successful.

EMPLOYEE EQUITY INCENTIVES

        As an emerging growth company focused on achieving positive earnings from operations, we rely more on equity incentive compensation than on cash compensation to attract and retain talented employees, especially at our senior executive level. For example, based on an independent compensation study done for our Compensation Committee, Royce Holland, our Chairman and Chief Executive Officer, and Dan Yost, our President and Chief Operating Officer, received cash compensation in 2001 materially below the median cash compensation levels paid to executives in comparable positions at comparable companies. In 2002, we shifted most of our equity compensation of senior executives to restricted stock rather than stock options. The value of restricted stock on the date of grant is recognized as compensation expense for accounting purposes over the vesting term of the restricted stock award. Of our five most highly compensated executives, for example, all of their unvested equity incentives are now in the form of restricted stock. Thus, the value of all of the equity incentives provided to our five most highly compensated executives are recorded as compensation expense in our financial statements.

        Our equity incentive program is a broad-based with substantially all of our employees participating. Of our total stock options outstanding as of June 30, 2002, over 80% are held by employees below the rank of vice president. All equity grants to senior executives are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the "Report Of The Compensation Committee On Executive Compensation" appearing in the company's proxy statement dated May 1, 2002 for further information concerning the policies and procedures of the company and the Compensation Committee regarding the use of equity incentives.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions about the effect of matters that are inherently uncertain. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of our consolidated financial statements. While we believe our estimates are appropriate, actual results can, and often do, differ from those estimates.

        Our critical accounting policies are discussed below. Each of these areas involves complex situations and a high degree of judgment either in the application and interpretation of existing literature or in the development of estimates that impact our financial statements.

Revenue Recognition

        We recognize revenue in accordance with all applicable accounting principles generally accepted in the United States of America, including SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 101 requires management's judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized. A portion of our revenue is for reciprocal compensation generated by calls placed to Internet service providers who are our customers. In addition, a portion of our revenue is access charge revenue for connecting our voice service customers to their selected long distance carriers for outbound calls or for delivering inbound long distance traffic to our voice service customers. Our ability to earn local reciprocal compensation revenues and access revenues is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, our policy is to recognize these revenues only when realization is probable.

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

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Our adoption of this statement is not expected to have a material effect on our financial position or results of operations.

RISK FACTORS

We Anticipate Having Future Operating Losses and Negative Adjusted EBITDA

        The expansion and development of our business and the deployment of our networks, systems and services will require significant capital and other expenditures, a substantial portion of which will need to be incurred before the realization of significant revenue from these activities. We have incurred net losses every year since we began operations. We will continue to have significant operating losses and our adjusted EBITDA will continue to be negative while we develop and expand our business and until we establish a sufficient revenue-generating customer base. We have experienced increasing operating losses and negative adjusted EBITDA as we have expanded our operations. Adjusted EBITDA represents earnings before interest, income taxes, depreciation and amortization, management allocation charges, non-cash deferred compensation, and goodwill impairment charges. Adjusted EBITDA should not be construed as a substitute for operating income (loss) or cash flow from (used in) operations determined in accordance with generally accepted accounting principles. For the quarter ended June 30, 2002, we had net operating losses and net losses applicable to common stock of $226.8 million and negative adjusted EBITDA of approximately $21.1 million.

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

        AT&T has challenged the switched access rates of Allegiance and other carriers and has withheld some or all payments for the switched access services that they continue to receive. AT&T has asserted that they have not ordered switched access service from us and/or that our charges for switched access services are higher than those of the larger carriers serving the same territory and are therefore unjust and unreasonable. AT&T has refused to pay us any originating access charges at our tariffed rates. Since 1997, the company has invoiced AT&T approximately $46.6 million in aggregate for switched access services, a majority of which remains unpaid by AT&T pursuant to AT&T's dispute of certain of the switched access charges. On March 30, 2000, we filed a lawsuit against each of AT&T and Sprint in the Federal District Court of the District of Columbia requesting that such parties pay us for outstanding interstate and intrastate access charges. AT&T and Sprint filed counterclaims against us alleging that our access charges fail to comply with the Telecommunications Act of 1996 because they are unjust and unreasonable. We have settled this dispute with Sprint and in doing so have reached an agreement with respect to access charges payable by them for originating and terminating calls on our local networks. Although we believe we will ultimately receive payment from AT&T for the amounts owed to us by them, we cannot provide any assurance as to the amount of payments that we will ultimately receive, or the actual outcome of our lawsuit. Given the uncertainty regarding the collection from AT&T of unpaid invoices for switched access services, we have recognized revenue for only the portion of switched access invoices for which we believe realization is probable. If we do not receive payment from AT&T for interstate and intrastate access charges that we believe are owed to us, it will have a material adverse effect on us unless we are able to offset this access revenue with other revenues. In addition, our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on us.

        In a separate action to collect unpaid access charges brought by several other competitive carriers against AT&T and Sprint, the federal district court in Alexandria, Virginia referred two related issues to the FCC for decision. Although we are not a party to this lawsuit, the issues are substantially the same as those in dispute in our lawsuit against AT&T. Pursuant to the referral, AT&T and Sprint asked the FCC to determine (1) whether any statutory or regulatory constraints prevent an interexchange carrier from declining access services or from terminating access services previously ordered or constructively ordered and if not (2) what steps interexchange carriers must take either to avoid ordering access or to cancel service after ordering or constructively ordering. On October 22, 2001, the FCC issued a Declaratory Ruling in response to AT&T's and Sprint's requests in which it held that where a CLEC's tariffed charges for access service were presumptively reasonable at the time service was offered, interexchange carriers such as AT&T and Sprint cannot refuse to exchange traffic with the CLEC. At all times relevant in our collection action against AT&T, access tariffs filed by non-dominant carriers such as Allegiance were presumptively lawful and reasonable. On June 14, 2002, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's Declaratory Ruling leaving these issues unresolved for our litigation.

        On April 27, 2001, the FCC issued a Report and Order in the Access Charge Reform docket addressing competitive local exchange carrier access charge rates. The FCC established safe harbor benchmark rates that decrease over three years to the rates charged by incumbent local exchange carriers. The FCC stated that interexchange carriers must pay the benchmark rates for access services they receive or face suit in federal court. AT&T has appealed the FCC's Report and Order to the U.S. Court of Appeals for the District of Columbia Circuit. On April 27, 2001, the FCC also released a Notice of Proposed Rulemaking through which it proposes to examine all forms of intercarrier compensation including access charges, and seeks comment on the feasibility of adopting a bill-and-keep approach for all such compensation. Federally-mandated reductions in access charges could have a material adverse affect on us if we are unable to offset them with other revenues.

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

We Could Lose Revenue if Calls to Internet Service Providers Are Treated As Long Distance Interstate Calls

        We earn "reciprocal compensation" revenue by terminating on our network, local calls that originate on another carrier's network. We believe that under the Telecommunications Act of 1996, other local exchange carriers should have to compensate us when their customers place calls to Internet service providers who are our customers. Most incumbent local carriers disagree. A majority of our reciprocal compensation revenues are from calls to our customers that are Internet service providers. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably and could have a material adverse effect on us. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is probable. In addition, the per minute compensation rates the FCC established for calls to Internet service providers under new interconnection agreements are significantly lower than the reciprocal compensation rates under our previous agreements. These reductions in compensation will have a material adverse effect on us if we are unable to offset them with other revenues.

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

We Are Upgrading and Consolidating Our Data Network and This Project Has Adversely Affected Our Data Service in the Short Term

        Over time, we have acquired two data networks, one that we developed internally and one that we acquired when we purchased the assets Intermedia Business Internet. We have undertaken a project of consolidating both of these networks into a new data network with greater capacity, efficiency and reliability. This consolidation process has from time to time resulted in network outages for certain geographic areas. We believe the consolidation process is now substantially complete and that our data network reliability will be improved. The consolidation process and related network disruptions, however, could adversely affect our customer relationships and may increase our customer churn in the short term.

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

Our Financial Results Could Be Adversely Affected By Customer Churn and the Financial Difficulties of Our Customers, Especially Genuity Solutions, Inc., Our Largest Customer

        We expect customer churn will average approximately 2% to 3% per month, which means that approximately 2% to 3% of our total number of lines installed would discontinue our service each month. However, our ability to retain our customers and control our churn rate is dependent on a number of factors, including (a) our ability to provide quality service, customer care and accurate and timely billing, (b) our ability to offer competitive pricing and overcome so called "win-back" programs offered by our competitors, (c) our ability to timely meet the needs and demands of our customers, (d) our ability to properly incentivize our sales force to build strong customer relationships and (e) the economic viability of our customers (see the discussion in the following paragraph). We can make no assurances that our customer churn rates will not increase. If our customer churn rates increase or are higher than expected, this could have a material adverse affect on our business and prospects.

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

        Our largest customer is Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. Revenues from Genuity were $20.0 million and $10.8 million for the three months ended June 30, 2002 and 2001, and $34.4 million and $17.9 million for the six months ended June 30, 2002 and 2001, respectively. Genuity accounted for 10.8% and 8.7% of our total revenues for the quarters ended June 30, 2002 and 2001, respectively, and 27.6% and 28.9% of our data revenues for the same periods. We anticipate that Genuity will continue to be our largest customer for the foreseeable future. The term under our contract with Genuity expires on December 31, 2006. Under this agreement, Genuity committed to pay us an aggregate of $550.8 million over the term of the contract, subject to our performance under the contract and the other terms and conditions of the contract. The contract contains specific provisions that decrease Genuity's purchase commitment, including but not limited to, Genuity experiencing a business downturn. Although we believe our relationship with Genuity remains strong, many other network service providers who provide dial-up Internet access services have either gone out of business or materially reduced their offerings and their demand for the services of companies like our company who provide the local services necessary to connect dial-up customers to the Internet. If Genuity were to experience financial trouble, decrease their commitment in accordance with the contract or otherwise terminate this contract, this could have a material adverse affect on us. Genuity recently announced that it was in default under its senior credit facility due to the election by Verizon to not exercise its option to purchase Genuity. While we believe the underlying services we provide Genuity and its customers are important services that would be continued notwithstanding Genuity's apparent financial difficulty, we cannot provide any assurance at this time that Genuity's financial difficulty will not have a material adverse affect on us.

The Financial Difficulties of Other Competitive Communications Providers Could Adversely Affect Our Financial Results

        Many competitive local exchange carriers and other emerging communications providers have experienced substantial financial difficulties over the past year, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could reflect poorly on our own financial stability, may diminish our ability to obtain further capital and may adversely affect the willingness of potential customers to move their communications services to an emerging carrier like Allegiance. Moreover, we have experienced efforts by established carriers to promote this problem and suggest to their customers that they should not risk placing their communications services in the hands of an emerging carrier. We believe these concerns are unfounded in our case and that raising these concerns with respect to Allegiance is inappropriate. We vigorously respond to illegal attempts by other carriers to spread false information about our financial stability. We have a lawsuit pending against AT&T in the Federal District Court in the District of Columbia regarding this practice.

Under Certain Circumstances We May Need Additional Capital to Expand Our Business and Increase Revenues and Such Capital May Not Be Available

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

        In June 2002, we requested a draw of the remaining $150 million under the revolving credit facility due December 31, 2006. As of June 30, 2002, $129.3 million had funded and an additional $6.0 million funded in early July. As of the date of this filing, 3 of the 26 banks have not funded and have requested additional information before they will determine whether they believe they are required to fund. We believe that these 3 banks are in default of the credit agreements and have notified them accordingly. We are working with these 3 banks to resolve this dispute by providing additional information but we can provide no assurances that we will be able to do so and we may have to pursue our claims against them in court in an effort to obtain the $14.7 million that we believe should have been funded in June under the terms of our credit facility.

        The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of financial, business and other factors, many of which are beyond our control, as well as prevailing economic conditions.

Our Substantial Indebtedness Could Make Us Unable to Service Indebtedness and Meet Our Other Requirements and Could Adversely Affect Our Financial Health

        We have a significant amount of debt outstanding and may need to access additional debt financing to fund our business plan. At June 30, 2002, we had $1,189 million of outstanding long-term indebtedness.

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

If We Do Not Interconnect with and Maintain Efficient Working Relationships with Our Primary Competitors, the Incumbent Local Carriers, Our Business Will Be Adversely Affected

        Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local carriers. As a new carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with new carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC has granted approval to Verizon to provide in-region long distance service in New York, Connecticut, Massachusetts, Rhode Island Pennsylvania, Vermont, New Jersey and Maine; to SBC Communications to provide in-region long distance service in Texas, Oklahoma, Missouri, Arkansas and Kansas; and to BellSouth to provide long distance service in Georgia and Louisiana. Verizon has applications pending with the FCC to provide in-region long distance service in Virginia, New Hampshire and Delaware; BellSouth has applications pending to provide such service in Alabama, Kentucky, Mississippi, North Carolina and South Carolina; and Qwest has applications pending to provide such service in Montana, Utah, Washington, Wyoming, Colorado, Idaho, Iowa, Nebraska and North Dakota. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service.

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

        The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint and many smaller long distance carriers. Other competitors include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has granted approval to provide in-region long distance service to Verizon in New York, Connecticut, Massachusetts, Rhode Island, Pennsylvania, Vermont, New Jersey and Maine; to SBC Communications in Texas, Oklahoma, Missouri, Arkansas and Kansas; and to BellSouth in Georgia and Louisiana. Other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

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

        The United States Supreme Court vacated an FCC rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the basic network elements, such as local loops, the connection from a customer's location to the established telephone company, and dedicated transport, used by us. The FCC also stated its intention to review every three years the unbundling obligations of incumbent local exchange carriers. The U.S. Court of Appeals for the District of Columbia Circuit remanded, but did not vacate, the FCC's Order on May 24, 2002. The FCC has requested rehearing of that decision. While these court and FCC proceedings were pending, we entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we will be able to obtain renewal of these agreements on as favorable terms when they expire. On December 20, 2001, the FCC issued a notice of proposed rulemaking to commence its triennial review of the incumbent local exchange carriers' unbundling obligations. We cannot predict the outcome of that proceeding.

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

Our Stock Has Been Extremely Volatile

        Our stock has experienced significant price and volume fluctuations, often times due to factors beyond our control. In recent months, for example, our stock price has decreased significantly because different institutional stockholders have decided to sell their position in our company, in some cases due to their own financial difficulties and requirements to satisfy margin loan requirements. Given that our stock is thinly traded, sales by even a single large stockholder can materially decrease our market price. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of other factors, including but not limited to the following, some of which are beyond our control:

  •
  revenues and operating results of our company or other emerging communications companies failing to meet the expectations of securities analysts or investors or be in compliance with bank covenants in any period;
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

Future Sales of Our Stock by Existing Stockholders May Adversely Affect Our Stock Price

        As of June 30, 2002, we had 122,762,131 shares of common stock outstanding and 34,097,910 shares of common stock reserved for issuance upon exercise of outstanding stock options and warrants. Many of our outstanding shares are "restricted securities" under the federal securities laws, and such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding Allegiance. Sales of substantial amounts of stock in the public market, or the perception that sales could occur, could depress the prevailing market price for our stock. Sales of substantial amounts of stock in the public market may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate.

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

        Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2002, based on the estimated average 2001 earned rate on investments, is $11.4 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $2.7 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

	Quarter Ending
	March 2002	June 2002	September 2002	December 2002	Total
	(dollars in millions)
Estimated average investments	$379.7	$357.1	$244.5	$134.8	N/A
Estimated average interest earned at the average rate of 4.06% for the year ended December 31, 2001	$3.9	$3.6	$2.5	$1.4	$11.4
Estimated impact of interest rate drop	$0.9	$0.9	$0.6	$0.3	$2.7

        Our outstanding long-term debt consists both of long-term, fixed rate notes, not subject to interest rate fluctuations, and our senior secured credit facilities. Borrowings under our senior secured credit facilities incur interest at a variable rate, based on leverage ratios, and is currently the London Interbank Offered Rate + 3.25%. Our blended borrowing rate, taking new borrowings into account, is now 5.45% per annum and this interest rate will remain fixed until September 2002. Therefore, we will not be exposed to market risk related to rate fluctuations during the first three quarters of 2002.

        During the fourth quarter of 2002, we will be exposed to market risk related to market changes in the London Interbank Offered Rate and other market indexes. Based on our current level of debt, the impact of a 100-basis-point increase in our average interest rate would cause an increase in interest expense during 2002 of $0.9 million.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

        Not applicable.

ITEM 3. Defaults Upon Senior Securities

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

  (a)
  The 2002 annual meeting of stockholders was held on June 19, 2002. The number of shares of common stock present at the annual meeting in person or by proxy and voting and withholding authority to vote was 101,574,764 or 87.2% of the common stock of Allegiance outstanding on April 22, 2002, the record date for the annual meeting.

  (b)
  The following nominees, having received the FOR votes set opposite their respective names, constituting a plurality of the votes cast at the annual meeting for the election of directors, were elected directors of Allegiance to terms expiring in 2005.

Director	For	Withheld
James E. Crawford	101,125,125	449,639
John B. Ehrenkranz	100,823,157	751,607
Paul J. Finnegan	100,825,956	748,808
Anthony J. Parella	98,233,870	3,340,894

ITEM 5. Other Information

        Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed with this report and made a part hereof.

Exhibit Number	Description

10.1	Financial Covenant Exhibits to Credit and Guaranty Agreement dated February 15, 2000 by and among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide and the Lenders named therein
11.1	Statement regarding computation of per share loss for the three months ended June 30, 2002
11.2	Statement regarding computation of per share loss for the six months ended June 30, 2002
11.3	Statement regarding computation of per share loss for the three months ended June 30, 2001
11.4	Statement regarding computation of per share loss for the six months ended June 30, 2001
  (b)
  Reports on Form 8-K

        Allegiance filed a current report on Form 8-K on June 7, 2002, reporting the appointment of KPMG LLP as the independent accountants for Allegiance for the year ending December 31, 2002, replacing Arthur Andersen LLP.

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
Dated: August 14, 2002

CERTIFICATIONS

        Each of the undersigned hereby certifies, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in his capacity as an officer of Allegiance Telecom, Inc. (the "Company"), that, to his knowledge, the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operation of the Company.

	By:	/s/ ROYCE J. HOLLAND Name: Royce J. Holland Title: Chairman and Chief Executive Officer
Dated: August 14, 2002
	By:	/s/ THOMAS M. LORD Name: Thomas M. Lord Title: Executive Vice President of Corporate Development and Chief Financial Officer
Dated: August 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Financial Covenant Exhibits to Credit and Guaranty Agreement dated February 15, 2000 by and among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide and the Lenders named therein
11.1	Statement regarding computation of per share loss for the three months ended June 30, 2002
11.2	Statement regarding computation of per share loss for the six months ended June 30, 2002
11.3	Statement regarding computation of per share loss for the three months ended June 30, 2001
11.4	Statement regarding computation of per share loss for the six months ended June 30, 2001

QuickLinks

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share amounts) (Unaudited)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three and Six Months Ended June 30, 2002 and June 30, 2001 (Dollars in thousands, except share and per share amounts) (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS