Form 10-Q
period 2002-09-30
ALLEGIANCE TELECOM INC
filed 2002-11-14
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of November 11, 2002, the registrant has 124,688,297 shares of common stock, par value $0.01 per share outstanding.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$305,012	$374,084
Short-term investments	5,956	25,232
Accounts receivable, net	198,953	141,684
Prepaid expenses and other current assets	30,582	25,406

Total current assets	540,503	566,406
Property and equipment, net	976,657	1,016,250
Deferred debt issuance costs, net	16,645	19,039
Long-term investments, restricted	934	954
Goodwill, net	—	107,468
Other assets	40,766	64,726

Total assets	$1,575,505	$1,774,843

Current Liabilities:
Accounts payable	$44,432	$50,386
Accrued liabilities and other current liabilities	147,415	89,088

Total current liabilities	191,847	139,474
Long-term debt	1,207,985	1,013,184
Other long-term liabilities	13,619	14,109
Commitments and contingencies (see Note 9)
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 750,000,000 shares authorized, 123,695,844 and 115,542,354 shares issued and 123,368,349 and 115,214,859 shares outstanding at September 30, 2002 and December 31, 2001, respectively	1,237	1,155
Additional paid-in capital	1,807,646	1,801,366
Common stock in treasury, at cost, 327,495 shares	(45)	(45)
Common stock warrants	1,857	1,877
Deferred compensation	(5,916)	(6,067)
Accumulated deficit	(1,642,725)	(1,190,210)

Total stockholders' equity	162,054	608,076

Total liabilities and stockholders' equity	$1,575,505	$1,774,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$219,539	$135,137	$566,071	$365,070
Operating Expenses:
Network	118,297	65,714	295,698	177,743
Selling, general and administrative	114,247	95,864	326,280	271,879
Depreciation and amortization	72,139	71,143	211,658	182,279
Management ownership allocation charge	—	—	—	175
Non-cash deferred compensation	1,510	(5,263)	2,042	2,829
Goodwill impairment charge	—	—	110,823	—

Total operating expenses	306,193	227,458	946,501	634,905

Loss from operations	(86,654)	(92,321)	(380,430)	(269,835)
Other Income (Expense):
Interest income	1,564	4,508	5,375	14,737
Interest expense	(28,020)	(18,724)	(77,460)	(51,117)

Total other income (expense)	(26,456)	(14,216)	(72,085)	(36,380)

Net Loss	$(113,110)	$(106,537)	$(452,515)	$(306,215)

Net loss per share, basic and diluted	$(0.97)	$(0.94)	$(3.89)	$(2.72)

Weighted average number of shares outstanding, basic and diluted	117,197,411	113,704,107	116,436,186	112,441,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net loss	$(452,515)	$(306,215)
Adjustments to reconcile net loss to cash used in operating activities—
Depreciation and amortization	211,658	182,279
Provision for doubtful accounts receivable	48,535	25,009
Accretion of investments	(219)	(4,429)
Accretion of Series B and 12 7/8% notes	35,902	32,023
Amortization of deferred debt issuance costs	2,395	3,597
Amortization of management ownership allocation charge and deferred compensation	2,042	3,004
Goodwill impairment charge	110,823	—
Changes in assets and liabilities, net of effects of acquisitions—
Increase in accounts receivable	(64,725)	(55,418)
(Increase) decrease in prepaid expenses and other current assets	10,863	(3,915)
Increase in other assets	(4,940)	(7,498)
Decrease in accounts payable	(17,177)	(20,380)
Increase in accrued liabilities and other current liabilities	40,079	11,372

Net cash used in operating activities	(77,279)	(140,571)
Cash flows from investing activities:
Purchases of property and equipment	(110,427)	(318,990)
Capitalized interest	(5,810)	(13,535)
Purchases of subsidiaries, net of cash acquired	(28,479)	(16,887)
Purchases of investments	(57,634)	(283,925)
Proceeds from sale of investments	77,148	500,686

Net cash used in investing activities	(125,202)	(132,651)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,147	6,014
Proceeds from borrowings under senior secured credit facility	135,300	350,000
Payments on capital lease obligations	(5,037)	(3,834)
Other	(1)	169

Net cash provided by financing activities	133,409	352,349

(Decrease) increase in cash and cash equivalents	(69,072)	79,127
Cash and cash equivalents, beginning of period	374,084	396,103

Cash and cash equivalents, end of period	$305,012	$475,230

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,801	$19,803
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease obligations	31,907	36,885
Fair value of assets acquired in business acquisitions	58,825	47,046
Liabilities assumed in business acquisitions	28,825	3,345
Common stock issued for business acquisitions (242,968 and 3,870,518 shares, respectively)	1,303	68,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2002 and September 30, 2001

(Dollars in thousands, except share and per share amounts)
(Unaudited)

1. General:

        Allegiance Telecom, Inc. is an integrated communications provider that provides voice, data and Internet services and customer premise equipment sales and maintenance in major metropolitan areas across the United States of America. Allegiance Telecom, Inc. was incorporated on April 22, 1997, as a Delaware corporation, and it and its subsidiaries are generally referred to herein as the "Company."

        The Company offers services in 36 of the largest metropolitan areas in the United States of America as follows: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains.

        The Company's performance is subject to many risks, including those discussed below under the section captioned "Risk Factors."

2. Basis of Presentation:

        The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        The table below shows the impact of the amortization recognized in prior periods for intangibles that are no longer amortized after the adoption of Statement of Financial Accounting Standards No. 142:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net loss	$(113,110)	$(106,537)	$(452,515)	$(306,215)
Add back: Goodwill amortization	—	14,614	—	40,231
Add back: Acquired workforce amortization	—	232	—	948
Adjusted net loss	$(113,110)	$(91,691)	$(452,515)	$(265,036)
Basic and diluted net loss per share:
Reported net loss per share	$(0.97)	$(0.94)	$(3.89)	$(2.72)
Goodwill amortization	—	0.13	—	0.35
Acquired workforce amortization	—	—	—	0.01
Adjusted net loss per share	$(0.97)	$(0.81)	$(3.89)	$(2.36)

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

        The changes in the carrying value of goodwill during the nine months ended September 30, 2002 are as follows:

Balance as of December 31, 2001	$107,468
Reclassification of acquired workforce	1,731
Final purchase price adjustments	1,624
Impairment charge	(110,823)

Balance at September 30, 2002	$—

Business Acquisitions

        On June 17, 2002, the Company purchased substantially all of the assets of WorldCom's customer premise equipment sales and WorldCom's customer premise equipment maintenance businesses, known in the industry as "Shared Technologies Fairchild" or "Shared Technologies." The Company acquired these businesses for a cash purchase price of $30,000 and assumption of specified liabilities. As the purchase price did not exceed the fair value of the assets acquired, no goodwill was recorded in connection with this acquisition. The acquisition was accounted for using the purchase method, and accordingly, the net assets and results of operations of Shared Technologies have been included in the Company's financial statements since the date of acquisition.

        Included in the Company's financial statements were $40,269 and $45,741 of revenues and $23,655 and $27,908 of network expenses related to the Shared Technologies business for the three and nine months ended September 30, 2002, respectively.

        The following presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2002 and 2001, as if the acquisition of these businesses had been consummated at the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$219,539	$177,786	$644,170	$499,413
Net loss	(113,110)	(151,939)	(451,119)	(374,795)
Net loss per share, basic and diluted	(0.97)	(1.34)	(3.87)	(3.33)

        Additionally, during the nine months ended September 30, 2002, the Company paid contingent consideration totaling $1,303, consisting of 242,968 shares of its common stock as provided in the merger agreements with Jump.Net, Inc. (acquired in 2000) and Coast to Coast Telecommunications, Inc. (acquired in 2001). The consideration paid during the first quarter of 2002 was included in accrued liabilities at December 31, 2001. There is no additional consideration payable under any of the

Company's acquisition agreements other than Coast to Coast Telecommunications, Inc. and JumpNet, Inc.

4. Property and Equipment:

        Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest, and are depreciated over their respective useful lives using the straight-line method. During the three months ended September 30, 2002 and 2001, $1,258 and $4,068, respectively, of interest expense was capitalized related to network construction-in-progress. During the nine months ended September 30, 2002 and 2001, $5,810 and $13,535, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

        Property and equipment at September 30, 2002 and December 31, 2001, consisted of the following:

	September 30, 2002	December 31, 2001	Useful Lives (In Years)
Network equipment	$1,098,417	$869,011	2-20
Land	9,365	9,164	—
Leasehold improvements	138,743	134,618	7-10
Software	120,258	114,553	3
Office equipment and other	46,302	36,824	2-5
Furniture and fixtures	18,426	17,715	7

Property and equipment, in service	1,431,511	1,181,885
Less: Accumulated depreciation	(528,109)	(350,460)

Property and equipment, in service, net	903,402	831,425
Construction-in-progress	73,255	184,825

Property and equipment, net	$976,657	$1,016,250

5. Other Assets:

        Other assets consisted of the following:

	September 30, 2002	December 31, 2001
Acquired customer lists	$62,800	$62,800
Acquired workforce intangibles	—	3,348
Long-term deposits	5,901	4,040
Equipment pending deployment	9,853	6,827
Other	5,959	6,231

Total other assets	84,513	83,246
Less: Accumulated amortization, acquired customer lists	(43,747)	(16,903)
Less: Accumulated amortization, acquired workforce intangible	—	(1,617)

Other assets, net	$40,766	$64,726

        On January 1, 2002, the Company reclassified the value of the acquired workforce intangibles and related accumulated amortization to goodwill in accordance with Statement of Financial Accounting Standards No. 142. (See Note 3)

        The acquired intangibles are being amortized over their estimated useful lives of one to three years using the straight-line method. Amortization expense related to intangible assets totaled $26,844 and $9,337 during the nine months ended September 30, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2002 is as follows:

Remainder of 2002	$6,442
2003	10,301
2004	2,310
2005 and thereafter	—

Total	$19,053

        Equipment pending deployment consists of equipment purchased and being staged for deployment in the Company's network. This equipment will be classified as property and equipment when it is deployed.

6. Accrued Liabilities and Other Current Liabilities:

        Accrued liabilities and other current liabilities consisted of the following:

	September 30, 2002	December 31, 2001
Accrued employee compensation and benefits	$17,767	$10,314
Accrued network expenses	61,720	40,313
Business acquisition costs	12,905	15,657
Accrued taxes	10,236	8,171
Accrued interest expense	10,609	4,103
Deferred revenue	23,476	3,088
Current portion of capital lease obligations	4,102	3,120
Other	6,600	4,322

Accrued liabilities and other current liabilities	$147,415	$89,088

7. Long-Term Debt:

        Long-term debt consisted of the following:

	September 30, 2002	December 31, 2001
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	$421,403	$385,765
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	202,116	201,852
Senior secured credit facilities; variable interest rate	485,300	350,000
Capital lease obligations, net of current portion	99,166	75,567

Long-term debt	$1,207,985	$1,013,184

Senior Secured Credit Facilities

        In February 2000, the Company closed on $500,000 of senior secured credit facilities ("Credit Facilities"). The Credit Facilities consist of a $350,000 seven-year revolving credit facility and a $150,000 two-year delayed draw term loan facility. The Credit Facilities are available, subject to satisfaction of certain terms and conditions, to provide financing for network build-out, including the cost to develop, acquire and integrate the necessary operations support and back office systems, as well as for additional dark fiber purchases and central office colocations. Interest on amounts drawn is variable based on the Company's leverage ratio, which is approximately the London Interbank Offered Rate (LIBOR) plus 3.25%.

        As of September 30, 2002, there were $335,300 and $150,000 of borrowings outstanding under the seven-year revolving credit facility and the two-year delayed draw term loan facility, respectively, all of which are classified as long-term debt. The revolving credit facility will be permanently reduced in accordance with its amortization schedule as follows: 20% in 2004 (a pro-rata amount each quarter), 30% in 2005 (a pro-rata amount each quarter) and 50% in 2006 (a pro-rata amount each quarter). Principal amounts of the delayed draw term loan are to be repaid as follows: 20% in 2004 (pro-rata payments to be made quarterly), 30% in 2005 (pro-rata payments to be made quarterly) and 50% in 2006 (pro-rata payments to be made quarterly).

        The Credit Facilities carry certain restrictive and financial covenants that, among other things, limit the Company's ability to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders or affiliates, effect a consolidation or merger and require the Company to maintain certain operating and financial performance measures. The Company was in compliance with all such restrictive and financial covenants at September 30, 2002.

8. Capitalization:

        During the three months ended September 30, 2002, 554,030 shares of common stock were issued under the Company's stock-based compensation plans for proceeds of $862. During the nine months ended September 30, 2002, 7,958,277 shares of common stock were issued under the Company's stock-based compensation plans for proceeds of $3,148.

        During the nine months ended September 30, 2002, the Company issued 3,461,120 shares of restricted stock to certain management employees in exchange for stock options held by such employees that had an exercise price of five dollars and fifty cents or more at a ratio of three shares of restricted stock for every four shares issuable pursuant to such stock options. In addition, during the nine months ended September 30, 2002, the Company issued 2,920,000 shares of restricted stock to certain senior executives in exchange for stock options issued to such executives on October 15, 2001, at a ratio of four shares for every five shares issuable pursuant to such stock options. These restricted shares were issued at no cost to the employees; therefore, the Company recognized deferred compensation of $6,509 based on the market value of the stock at the date of issuance. The deferred compensation charge will be amortized to expense over the three-year vesting period of the restricted stock.

9. Commitments and Contingencies:

        The Company has entered into various operating lease agreements, with expirations through 2015, for office space, equipment and network facilities. Future minimum lease obligations related to the Company's operating leases as of September 30, 2002 are as follows:

2002	$7,379
2003	30,393
2004	28,438
2005	27,306
2006	25,151
Thereafter	90,996

        Total rent expense for the three months ended September 30, 2002 and 2001, was $9,843 and $7,067, and for the nine months ended September 30, 2002 and 2001 was $26,421 and $22,915, respectively.

        In April 2000, the Company executed a master procurement agreement with Lucent Technologies Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350,000 purchase commitment. In July 2001, this agreement was amended to extend the term to six years. Under the amended agreement, the Company must complete purchases totaling $100,000 by December 31, 2000, an aggregate of $160,000 of purchases by September 30, 2001, an aggregate of $210,000 by December 31, 2002, an aggregate of $257,000 by December 31, 2003, an aggregate of $304,000 by December 31, 2004, and the full $350,000 of aggregate purchases on or before December 31, 2005. In 2002, Lucent waived $50,000 of the $210,000 purchase commitment for 2002 in exchange for a purchase commitment by the Company of approximately $13,100 of telecommunications equipment. The Company purchased the $13,100 of telecommunications equipment and has satisfied the purchase commitment for 2002. As of September 30, 2002, the remaining commitment under this agreement is approximately $124,246. The agreement provides that, subject to certain conditions, if the Company does not meet the required purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. During the term of the contract, such cash settlements may be applied to future purchases in the next succeeding year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes to those financial statements contained in this report, as well as the section captioned "Risk Factors" in this report. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. Allegiance Telecom, Inc. is generally referred to in this Management's Discussion and Analysis of Financial Condition and Results of Operations as "we" or "our company".

OVERVIEW

        Our company is a facilities-based provider of integrated telecommunications in major metropolitan areas across the United States. We offer an integrated set of telecommunications products and services including local, long distance, data, colocation, web hosting and customer premise equipment sales and maintenance services. Our principal competitors are the local phone companies (also known in the industry as "incumbent local exchange carriers"), such as the regional Bell operating companies, as well as long distance carriers and other integrated communications providers.

        We began operations in late 1997 with an objective to grow rapidly and establish ourselves as a national communications provider covering the major metropolitan areas across the United States. By the end of 2001, we had completed our network rollout in our 36 targeted markets: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Ontario/Riverside CA, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains NY. We have devoted most of 2002 to completing the buildout of our networks in these markets by building out colocations, completing dedicated local fiber transport facilities and upgrading and transitioning our customers to our nationwide, Tier 1 Internet backbone. In the third quarter of 2002, as we substantially completed our nationwide network as well as the implementation of our next generation intercity Internet backbone, we entered a slower operational growth phase, with significantly lower capital expenditures. Consistent with our original business plan, our operational focus as well as our senior credit facilities covenants, require a shift in the second half of 2002 from high revenue growth to profitability and positive cash flow. As we change our focus in this manner, we are reducing our sales and network expansion related headcount, eliminating less profitable products and services, and optimizing the utilization of our existing network assets. Our third quarter 2002 results reflect the impact of this reorientation of our operations and we anticipate that our fourth quarter 2002 results will also reflect this change in focus, as we continue to optimize our network, our customer base and the composition of our workforce.

        We use multiple technologies in our network and a mixture of leased and owned facilities at the edge of the communications network so that we can most effectively serve our customer base where it is physically located. Our focus is on providing facilities-based services and we generally do not resell services of other carriers or use what is known as UNE-P to deliver services, except in a small number of sales where our facilities-based services would not be practicable or as an interim measure until the resold services can be converted to facilities-based services. UNE-P is a method where a carrier can lease all elements of a service from an incumbent local carrier, including the switching equipment. Over 90% of our lines in service were provided over our own network facilities as of September 30, 2002; the services we provide over our own network generate higher margins than services provided by other carriers that are resold by us. Consistent with our facilities-based approach, we install voice and data aggregation and switching equipment in our own premises. We also install voice and data aggregation equipment in the central offices or "hubs" of the existing local incumbent carrier's networks, also known as colocation. This voice and data aggregation equipment connects directly to customers through the "local loop," which consists of the existing copper wire and fiber running from the central offices to each customer location. The local loop is owned by the incumbent carriers but can be leased by competitive carriers under the terms of the Telecommunications Act of 1996. Our local loop presence provides us with a flexible platform for delivering traditional voice and data access services to our end-user customers. We connect our colocations to our main switching center in each market by either leasing additional network elements from the incumbent carriers and other providers on a short-term basis or by using dedicated fiber on a long-term basis. We have increasingly focused on dedicated fiber because of the growth of our customer base and traffic volume as well as the reliability of dedicated fiber.

        As we have developed our local networks to service end-user customers, we have also attempted to capitalize on our expertise and investment at the edge of the network and intercity Internet backbone. We have leveraged our network assets by providing network solutions to other service providers, primarily the leading national Internet providers. These national network providers have end-user customers but do not have the facilities and expertise to directly access these customers through the local loop. Many of these providers focus on the residential Internet access market. The other way we leverage our existing assets is our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single local access loop.

        We evaluate the growth of our business by focusing on various operational data in addition to financial data. For example, the number of colocations that we have indicates the number of different local geographic areas that we can serve within each of our markets through our own network. Once we are colocated in a central office, we can then begin offering service to all of the customers that have local loop connections to that central office and in some cases, customers that are adjacent to those central offices. "Lines in service" represents the lines sold by us through which we provide our services. Although the number of lines we service for each customer varies significantly, our primary focus is on the small- to medium-sized business customer who has between 4 and 24 lines. In the case of data services, our line count is based on voice line equivalents; for example, a fully-utilized data T-1 counts as 24 lines and a fractional T-1, such as a half T-1 counts as 12 lines.

        The table below provides selected key operational data for the periods ended, each on a cumulative basis:

	As of September 30, 2002	As of June 30, 2002
Markets served	36	36
Number of switches deployed (Class 5 switch)	31	31
Central office colocations	835	829
Lines in service	1,389,200	1,246,100
Sales force employees	1,290	1,433
Total employees	4,198	4,628

RESULTS OF OPERATIONS—Three and Nine Months Ended September 30, 2002 Compared With Three and Nine Months Ended September 30, 2001

Revenues

        During the third quarter of 2002 and 2001, we generated revenues of approximately $219.5 million and $135.1 million, respectively. For the nine months ended September 30, 2002 and 2001, we generated revenues of approximately $566.1 million and $365.1 million, respectively. Revenues have increased 62.5% compared to the three months ended September 30, 2001 and 55.1% compared to the nine months ended September 30, 2001. This increase in revenues is attributable to an increase in the number of customers and services and products sold (including through acquisitions and the addition of two additional markets at the end of 2001); specifically, our revenue growth for the three months ended September 30, 2002 was enhanced by our acquisition of the customer premise equipment sales and customer premise equipment maintenance businesses, also known as Shared Technologies Fairchild, from WorldCom in June 2002. During this period, our revenue growth was impacted by (a) decreases in interconnection revenues due to dispute settlements and regulatory rate reductions, (b) decreases in our web hosting revenues as we continued to curtail that product line, (c) decreases in our Internet access revenues associated with our ongoing integration of Intermedia Business Internet (which we purchased from WorldCom in December 2001) and (d) customer churn, including churn as a result of our elimination of unprofitable service offerings. As we have shifted our focus towards profitability instead of high revenue growth, we do not anticipate quarter over quarter double-digit revenue growth in the future. Future revenue growth will depend on our ability to add new customers in a competitive market place, retain existing customers and manage churn, increase customer usage and sell additional services to our existing customers.

        We believe that managing our customer churn is one of our biggest challenges. Average monthly customer churn during the three and nine months ended September 30, 2002 was approximately 2.8% and 3.2%, respectively. See the discussion of customer churn under the caption "Liquidity and Capital Resources" below.

        Local voice service revenues for the three months ended September 30, 2002 and 2001 were $96.6 million and $85.4 million, and for the nine months ended September 30, 2002 and 2001 were $282.7 million and $238.7 million, respectively. Local voice service revenues as a percent of total revenues has decreased from 63.2% for the quarter ended September 30, 2001 to 44.0% for the quarter ended September 30, 2002. Local voice service revenues consisted of:

  •
  the monthly recurring charge for basic local voice service;

  •
  usage-based charges for local and toll calls in certain markets;

  •
  charges for features such as call waiting and call forwarding;

  •
  certain non-recurring charges, such as installation and set-up charges; and

  •
  interconnection revenues from switched access charges to toll and long distance carriers and reciprocal compensation charges to other local carriers.

        We expect local voice service revenues to continue to decrease from period to period as a percent of total revenues, as a result of our increasing focus on integrated voice and data services, the resolution of certain regulatory disputes and uncertainties and lower rates for interconnection revenues as mandated by the FCC and certain states. Specifically, we expect that switched access revenues and reciprocal compensation revenues will continue to decrease. See the discussion under "Risk Factors," which contains a detailed discussion of the risks and uncertainties associated with our local voice revenues.

        Long distance service revenues for the three months ended September 30, 2002 and 2001 were $12.7 million and $7.8 million, and for the nine months ended September 30, 2002 and 2001 were $35.5 million and $19.6 million, respectively. Long distance service revenues as a percent of total revenues is 5.8% for the quarter ended September 30, 2002, consistent with 5.8% of total revenues for the quarter ended September 30, 2001.

        Data revenues, including revenues generated from Internet access, colocation, web hosting and high-speed data services, for the three months ended September 30, 2002 and 2001 were $70.0 million and $41.9 million, and for the nine months ended September 30, 2002 and 2001, were $202.2 million and $106.8 million respectively. Data revenues as a percent of total revenues has increased from approximately 31.0% for the quarter ended September 30, 2001 to approximately 31.9% for the quarter ended September 30, 2002. We expect data revenues to continue to increase on an absolute basis despite the negative trends discussed below, (a) as we expand our data services offerings to existing local and long distance voice customers and to customers of our equipment sales and maintenance businesses, (b) as we increase our offerings of packaged services that combine voice and data services and (c) as more small and medium-sized businesses turn to the Internet to enhance their productivity. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of data offerings. Data revenues for the quarter ended and six months ended June 30, 2002 and stated in our Form 10-Q for that period included an immaterial amount of revenues from our customer premise equipment sales and maintenance businesses. For the quarter and nine-month period ended September 30, 2002, we now separately identify the amount of revenue from the company's customer premise equipment sales and maintenance businesses, as discussed further below.

        The rate of growth in our data revenues has been affected by negative trends. We believe that the demand for high-end web hosting services has decreased in response to a general economic slowdown, price reductions for Internet access, server hardware and a general desire to take web applications in house. Moreover, an over capacity of data center space has decreased prices for these high-end services. High-end services include dedicated hosting services where we provide the customer with a dedicated computer server in our data centers and colocation services where we provide data center space and services for a customer who locates its own computer server on our premises. We do not believe that over capacity of data center space is having a material impact on shared hosting services where customers share a computer server with several other customers but we do believe that the general economic slowdown, the reduced growth in e-commerce and the increasing sophistication of the underlying software platforms used by many of our competitors as well as price compression in the hardware sector have caused a deterioration in our shared hosting business as well.

        Similarly, the demand for services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand. The resulting financial hardship has lessened the number of these types of network service providers. During 2000, we signed a long-term contract to provide data services to Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. Our contract was established specifically to support Genuity's contract with America Online. Revenues from the Genuity contract were $26.2 million and $13.2 million for the three months ended September 30, 2002 and 2001, and $60.5 million and $30.8 million for the nine months ended September 30, 2002 and 2001, respectively. Genuity accounted for 11.9% and 9.8% of our total revenues for the quarters ended September 30, 2002 and 2001, respectively, and 37.4% and 31.5% of our data revenues for the same periods. We anticipate that Genuity will continue to be our largest customer for the foreseeable future. The contract term expires on December 31, 2006. In August 2002, we amended the agreement to, among other things, increase Genuity's commitment and change the payment schedule. Under the agreement, Genuity committed to pay us an aggregate of $563.0 million over the term of the contract, subject to our performance under the contract and the other terms and conditions of the contract. The contract contains specific provisions that allows Genuity to decrease its purchase commitment, including but not limited to, Genuity experiencing a business downturn. Genuity recently announced that it was in default under its senior credit facility due to the election by Verizon to not exercise its option to purchase Genuity. Although Genuity is current in its payments to us and we believe the underlying services we provide Genuity and its customers are important services that would be continued notwithstanding Genuity's apparent financial difficulty, we cannot provide any assurance at this time that Genuity's financial difficulty will not have a material adverse affect on us.

        As discussed in our Form 10-Q for the quarter ended June 30, 2002, Qwest Communications International, Inc. ("Qwest") terminated their contract with us for managed modem services with monthly revenue of approximately $1.8 million. During the three months ended June 30, 2002, we recorded additional non-recurring revenues of approximately $10.5 million for termination fees associated with the Qwest contract for revenues that were originally due under the contract in June 2002 and the third and fourth quarters of 2002. In October 2002, we entered into an agreement with Qwest regarding the payment of this termination fee.

        Notwithstanding these trends and uncertainties, we believe the demand by small and medium sized business customers for dedicated access to the Internet and for an efficient way to establish and maintain a web presence through shared hosting remains strong. Indeed, our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access loop remains our fastest growing product offering. In the third quarter 2002, Integrated Access Service represented approximately 36.9% of our net additional lines in service for that quarter. We believe that customer churn rates (the rate at which customers disconnect their service with us) for this type of service is less than that of our local voice service. One of the challenges we face in this area is and continues to be building the provisioning processes and resources necessary to meet customer demand.

        During the second quarter of 2002, we acquired substantially all of the assets and assumed certain liabilities of the customer premise equipment sales and customer premise equipment maintenance businesses, also known as Shared Technologies Fairchild, from WorldCom. We believe the acquisition of these businesses enhances our ability to offer additional services to our customers. Further, we believe this acquisition presents an opportunity to cross-sell our other integrated telecommunications services to the customers of these acquired businesses. Customer premise equipment sales and maintenance revenues were $40.3 million and $45.7 million for the three and nine months ended September 30, 2002, respectively. Customer premise equipment sales and maintenance revenues as a percent of total revenues is 18.3% for the quarter ended September 30, 2002.

        As part of our overall business strategy, we have had discussions, and will continue to have discussions in the foreseeable future, concerning potential acquisitions of providers of telecommunications and Internet services. We believe that investment capital for many of these providers is either unavailable or very difficult to obtain and, as a result, has created some attractive opportunities for us to acquire customers and businesses through acquisitions. While there can be no assurances that we can take advantage of these opportunities, our ability to take advantage of these opportunities, is dependent on a number of factors, including the market value of our common stock and access to capital, because we use our stock and cash as consideration for acquisitions.

Network Expenses

        For the quarters ended September 30, 2002 and 2001, network expenses were $118.3 million and $65.7 million, respectively; network expenses related to the Shared Technologies business included in the quarter ended September 30, 2002 were $23.7 million. For the nine months ended September 30, 2002 and 2001, network expenses were $295.7 million and $177.7 million, respectively; network expenses related to the Shared Technologies business included in the nine months ended September 30, 2002 were $27.9 million. Network expenses as a percentage of total revenues increased from 48.6% for the quarter ended September 30, 2001 to 53.9% for the quarter ended September 30, 2002. The increase in network expense is consistent with the deployment of our networks and initiation and growth of our services during 2001 and 2002. While there can be no assurance that we will be successful in creating operating efficiencies, we expect to continue to control costs and that network expenses as a percentage of total revenues will remain near current levels for the near future.

        Gross margin has decreased from 51.4% for the quarter ended September 30, 2001 to 46.1% for the quarter ended September 30, 2002. This decrease in gross margin was related to the lower margin contributed by our customer premise equipment sales and maintenance businesses, the loss of the Qwest managed modem port revenues and FCC-mandated decrease in interconnection revenues. Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to improve as our revenues increase and as we realize cost efficiencies in our network expenses.

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

  •
  the cost of completing local, toll and long distance calls originated by our customers, including switched access and reciprocal compensation charges paid by us;

  •
  the cost of leasing space in incumbent local exchange carrier central offices for colocating our transmission equipment;

  •
  maintenance expenses for dark fiber;

  •
  the cost of customer premise equipment which has been sold by us and the cost of providing maintenance services on such;

  •
  the cost of Internet transit and transport; and

  •
  the cost of leasing certain portions of our nationwide Internet network.

        Network expenses do not include an allocation of our depreciation or amortization expenses.

        The costs to lease local loop lines, high-capacity digital T-1 loop lines, and high-capacity digital trunks from the incumbent local exchange carriers vary by carrier and by state and are regulated under the Telecommunications Act of 1996. In virtually all areas, we lease local loop lines and high-capacity digital T-1 loop lines from the incumbent local exchange carriers to connect our customers' premises to our transmission equipment colocated in the central offices of the incumbent carriers. In the areas of low density and traffic in the metropolitan areas that we serve, we also depend on the incumbent local exchange carriers to provide us high-capacity digital trunks to connect our switch to our transmission equipment collocated in the incumbents' central offices. In the areas of high density and traffic in our markets, in addition to the incumbent carriers, there are other carriers from whom we lease high-capacity digital trunks and that we can generally lease those trunks at lower or comparable prices and with higher network reliability than those trunks provided by the incumbent local exchange carriers. We have increasingly focused on providing these high capacity digital trunks on dedicated fiber. Even in areas of high density and traffic in our markets, however, the incumbent local exchange carriers are often the only available source of high-capacity digital trunks.

        We expect that our network costs will increase with customer volume and sales of our products and services and will be a significant part of our ongoing cost of services.

        In accounting for the costs of constructing switching and transmission equipment for a new market, we capitalized as a component of property and equipment only the non-recurring charges associated with our initial network facilities.

        We incur "reciprocal compensation" costs in providing both voice and data services and expect reciprocal compensation costs to be a major portion of our cost of services. We must enter into an interconnection agreement with the incumbent local exchange carrier in each market to make widespread calling available to our customers. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks. Generally, a carrier must compensate another carrier when a local call by the first carrier's customer terminates on the other carrier's network. These reciprocal compensation costs are a variable cost that will grow as our customers' outbound calling volume grows. Over time, the rates for reciprocal compensation have decreased and in some of our markets, we exchange local traffic with the incumbent local carrier on a bill-and-keep basis. We also incur switched access charges for intrastate toll traffic we exchange with other carriers. The rates for intrastate access traffic are regulated by state authorities and are contained in the carrier's tariff.

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

        We sell and install telecommunications customer premise equipment and provide maintenance services on such equipment. Our costs to provide these products and services include both time and material costs. These costs will increase or decrease in relation to the demand for these products and services.

        We have developed a national Internet data network by connecting our markets with leased high-capacity digital lines. The costs of these lines will increase as we increase capacity to address customer demand and connect additional markets to our Internet network.

        We currently have a number of settlement-free peering arrangements with other Internet backbone providers. Most of these arrangements are month-to-month and generally can be terminated by either party upon notice. If we lose any of these arrangements or if the other Internet backbone provider requires payment by us for the exchange of traffic, our network costs may materially increase.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased to $114.2 million for the quarter ended September 30, 2002 from $95.9 million for the quarter ended September 30, 2001, primarily due to $13.4 million of selling, general and administrative expenses relating to the Shared Technologies business. Selling, general and administrative expenses increased to $326.3 million for the nine months ended September 30, 2002 from $271.9 million for the nine months ended September 30, 2001; selling, general and administrative expenses related to the Shared Technologies business included in the nine months ended September 30, 2002 were $14.5 million. Selling, general and administrative expenses as a percentage of total revenues decreased from 70.9% for the quarter ended September 30, 2001 to 52.0% for the quarter ended September 30, 2002. This decrease is partially due to an increase in our total revenues and the achievement of certain economies of scale as we have grown the business. Selling, general and administrative expenses include salaries and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, investor and media relations, insurance, professional fees and bad debt expense. The number of employees increased to 4,198 (including 789 employees in the Shared Technologies business) as of September 30, 2002, from 3,948 as of September 30, 2001. As a result of our transition from rapid revenue growth to a plan geared towards reducing cash burn from operations and achieving positive cash flow, we reduced the number of sales teams in the third quarter. As of September 30, 2002, the sales force, including sales managers and sales administrators, had decreased to 1,290 from 1,571 as of September 30, 2001. Absent an acquisition, we expect selling, general and administrative expenses to decrease as a percentage of revenue as we focus on reducing cash burn, integrating our operations and achieving economies of scale in our business.

        We are exposed to financially distressed telecom carriers, most notably WorldCom, Inc., which filed for bankruptcy protection on July 21, 2002. Selling, general and administrative expenses for the nine months ended September 30, 2002 include expenses totaling $8.4 million, a majority of which is related to bad debt expense associated with exposure to WorldCom, Inc.

Depreciation

        During the quarters ended September 30, 2002 and 2001, depreciation expense was $64.0 million and $53.1 million, respectively. For the nine months ended September 30, 2002 and 2001, depreciation expense was $184.7 million and $132.6 million, respectively. Such increase was consistent with the continued deployment of our networks and initiation of services in new markets during 2001.

Amortization of Purchased Intangibles

        In connection with the acquisitions completed since inception, we assigned an aggregate of $62.8 million of the purchase price to customer lists. These intangible assets are being amortized over their estimated useful lives of one to three years. For the quarters ended September 30, 2002 and 2001, we recorded $8.1 million and $3.1 million of amortization of customer lists, and for the nine months ended September 30, 2002 and 2001, we recorded $26.9 million and $8.4 million of amortization of customer lists, respectively.

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 (1) requires that goodwill balances no longer be amortized and (2) expands the classifications of other intangible assets and provides guidance for estimating the expected useful lives of these assets. Prior to the adoption of SFAS 142, we recognized amortization on the goodwill recorded in connection with our business acquisitions. The expense associated with amortization of goodwill in the three and nine months ended September 30, 2001 was $14.6 million and $40.3 million, respectively. Additionally, prior to the adoption of SFAS 142, we assigned an aggregate of $3.3 million to acquired workforces. We recorded $0.2 million and $0.9 million of amortization of these intangible assets during the three and nine months ended September 30, 2001, respectively. The acquired workforce intangibles are no longer being amortized and the net book value of these intangibles was reclassified as goodwill on January 1, 2002 upon the adoption of SFAS 142.

        We are required to assess our enterprise-level goodwill under the provisions of SFAS No. 142. We identified one reporting unit, as defined in SFAS No. 142. As outlined in the authoritative literature, our assessment of whether our goodwill has been impaired is based on our estimate of the fair market value of the reporting unit using a model which considers both a discounted future cash flow analysis and market capitalization data. Upon adoption of SFAS No. 142 on January 1, 2002, our assessment did not indicate an impairment in our enterprise-level goodwill intangible. However, during the six months ended June 30, 2002, our market capitalization remained at a level well below our book value. As this decline in our market capitalization indicates that a potential reduction in the value of our enterprise goodwill exists, we performed an interim valuation as of June 30, 2002 using a valuation model which considers both a discounted future cash flow analysis and market capitalization data. This preliminary valuation indicated that an impairment of our enterprise goodwill existed as of June 30, 2002. Accordingly, we have recorded a charge of $110.8 million, reflecting our best estimate of the amount of impairment as of June 30, 2002 to eliminate our enterprise goodwill intangible. We are in the process of finalizing this valuation. Any change will be recorded in future periods upon completion of our valuation.

        Our purchase price allocation for certain acquisitions made in 2001 and 2002 is subject to post acquisition due diligence of the acquired entities and may be adjusted as additional information is obtained.

Management Allocation Charges and Deferred Compensation Expenses

        We amortized $0.2 million of the deferred management ownership allocation charge, a non-cash charge to income, for the nine months ended September 30, 2001. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded $122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. This deferred charge was fully amortized as of March 31, 2001.

        For the quarters ended September 30, 2002 and 2001, we recognized $1.5 million and $(5.2) million, respectively, of amortization of deferred compensation expense, and for the nine months ended September 30, 2002 and 2001, we recognized $2.0 million and $2.8 million, respectively of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and grants of stock options and restricted common shares to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

Interest Expense and Interest Income

        For the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001, interest expense was $28.0 million, $18.7 million, $77.5 million and $51.1 million, respectively. The increase in interest expense is primarily due to the interest expense associated with the draw down of $350 million and $135.3 million of our senior secured credit facilities in September 2001 and June 2002, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. The amount of interest capitalized for the three and nine months September 30, 2002 was $1.3 million and $5.8 million, respectively. For the same periods in 2001, the amounts were $4.1 million and $13.5 million, respectively.

        Interest income for the three and nine months ended September 30, 2002 was $1.6 million and $5.4 million, respectively. Interest income for the three and nine months ended September 30, 2001 was $4.5 million and $14.7 million, respectively. Interest income results from short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semi-annual payments of interest through May 2001 on the 12 7/8% notes. Interest income during the periods ended September 30, 2001 is greater than for the periods ended September 30, 2002 because we had additional cash invested in interest-bearing instruments and because interest rates have declined over the past year.

Net Losses and Adjusted EBITDA Losses

        Our net loss for the three and nine months ended September 30, 2002 and the three and nine months ended September 30, 2001, was $113.1 million, $452.5 million, $106.5 million and $306.2 million, respectively.

        Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of a company. Securities analysts use this non-GAAP measure as one metric to compare our company against other companies in our industry. For capital intensive businesses like ours, with high initial capital investments required prior to fully utilizing network assets with customer traffic, adjusted EBITDA is used by our management to monitor progress toward profitability from operations until adequate scale is achieved to realize positive operating income. Adjusted EBITDA is not derived pursuant to generally accepted accounting principles, and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. We had adjusted EBITDA losses of $13.0 million and $26.4 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, we had adjusted EBITDA losses of $55.9 million and $84.6 million, respectively. In calculating adjusted EBITDA, we also exclude the non-cash charges to operations for the management ownership allocation charge, deferred compensation expense, and goodwill impairment charges totaling $1.5 million and $112.8 million for the three and nine months ended September 30, 2002, and $(5.2) million and $2.8 million for the three and nine months ended September 30, 2001, respectively. Below is a reconciliation between net loss and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Net Loss	$(113.1)	$(106.5)	$(452.5)	$(306.2)
Less:
Interest expense, net	26.5	14.2	72.1	36.3
Depreciation and amortization	72.1	71.1	211.7	182.3
Non-cash deferred compensation	1.5	(5.2)	2.0	2.8
Management ownership allocation charge	—	—	—	0.2
Goodwill impairment charge	—	—	110.8	—

Adjusted EBITDA	$(13.0)	$(26.4)	$(55.9)	$(84.6)

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2002, we had approximately $311.0 million of unrestricted cash and short-term investments, compared with $399.3 million of unrestricted cash and short-term investments as of December 31, 2001. The 22.1% decrease during 2002 is primarily due to the funding of our operating losses, interest payments on long-term debt, capital expenditures, and working capital requirements partially offset by proceeds from our draw of $135.3 million of the senior secured credit facilities and cash generated from investments.

        As of September 30, 2002 and December 31, 2001, we had approximately $1,208.0 million and $1,013.2 million of long-term indebtedness (including debt under our senior secured credit facilities, two series of bonds, and capital lease obligations). We do not have any off-balance sheet financing arrangements, special purpose entities or asset securitizations.

        Our existing cash and short-term investment balances have declined during the first three quarters of 2002 and we expect this trend to continue in the fourth quarter of 2002. However, our financing plan has been predicated on the pre-funding of each market's expansion to positive free cash flow. We believe that we have raised the capital necessary to build and operate our network in each of our 36 markets to the point at which operating cash flow from the market is sufficient to fund its ongoing operating costs and capital expenditures. We also believe that, if our revenue, customer churn and other financial forecasts prove to be accurate, our existing cash on hand is sufficient to fully fund our operations, planned capital investments and debt service requirements until such time as we have positive cash flow from operations on a consolidated basis to fund these items. These forecasts will not be achieved unless, among other things, we can adequately reduce our customer churn. None of our existing financing arrangements, described below in more detail, have any credit rating downgrade triggers that would accelerate the maturity dates of our debt. However, a downgrade in our credit rating could adversely affect our ability to renew existing, or obtain access to new, credit facilities in the future and could increase the cost of such facilities.

        We are aware that our outstanding debt securities are currently trading at substantial discounts to their respective face amounts. To reduce future cash interest payments, as well as future amounts due at the maturity or upon redemption, we or our affiliates may from time to time purchase such debt securities for cash, exchange them for our common stock and/or another debt or equity security or acquire such securities for a combination of cash and common stock and/or another debt or equity security, in each case in open market purchases and/or privately negotiated transactions. We are currently evaluating such transactions and other potential recapitalization plans in light of existing market conditions, taking into account our current and projected liquidity, contractual restrictions, current and projected operating performance and other factors. The amount of cash used, debt incurred or securities issued in any such transactions, individually or in the aggregate, may be material.

        We cannot assure you that our current estimates for required funding are accurate. We may need to seek additional capital in the future to expand our business or refinance some of our existing indebtedness. Sources of additional financing may include vendor financing, bank financing and/or the private or public sale of our equity or debt securities. We cannot assure you, however, that such financing will be available at all or on terms acceptable to us, or that our estimate of additional funds required is accurate. Our common stock closed at $0.82 on November 11, 2002; with our stock trading at these levels, it is unlikely that we will be able to seek funding from the public equity markets. In addition, in light of adverse developments in the general economy and specifically the telecommunications industry, it may be extremely difficult to obtain vendor financing, bank financing or other public/private funding necessary to continue funding our business. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

  •
  the cost of the development and operation of our networks in each of our markets;

  •
  a change in or inaccuracy of our development plans or projections;

  •
  the extent of price and service competition for telecommunications services in our markets;

  •
  the demand and churn for our services;

  •
  regulatory and technological developments, including additional market developments, price changes and availability of network elements and new opportunities in our industry;

  •
  an inability to borrow under our senior credit facilities or the inability to meet the financial or other covenants contained in our senior credit facilities;

  •
  our ability to continue to achieve economies of scale in selling, general and administrative expenses;

  •
  the general economy; and

  •
  the consummation of acquisitions.

        Our cost of rolling out our networks and operating our business, as well as our revenues, will depend on a variety of factors, including:

  •
  our ability to meet our roll-out and Internet backbone migration schedules;

  •
  our ability to negotiate favorable prices for purchases of facilities, equipment and services;

  •
  our ability to develop, acquire and integrate the necessary operations support systems and other back office systems;

  •
  the number of customers, the services for which they subscribe and customer churn;

  •
  the nature and penetration of new services that we may offer;

  •
  our ability to integrate our acquisitions;

  •
  the impact of changes in technology and telecommunication regulations.

        As such, actual costs and revenues may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. Decreased demand for our services or high customer churn, as noted above, could adversely impact our liquidity. Customer demand for our services depends in part on our ability to efficiently and timely switch customers from their prior carrier to our service, respond to customer service and billing issues and provide quality service.

        Our financial projections are based on forecasts of, among other things, customer demand and customer churn, i.e. the rate at which customers discontinue our service. Customers leave our service for a variety of reasons, including but not limited to, the customer: (a) leaving our service area, (b) going out of business, (c) being unhappy with our service, (d) leaving for better pricing, and (e) needing a different telecom solution that we do not provide. For the third quarter 2002, our average monthly churn increased to 2.8%, in part due to the migration of our customers from the former Intermedia Business Internet backbone (which we purchased in December 2001) and from the legacy Allegiance Internet backbone to our next generation Tier 1 network, known as NexGen One. Migrating large volumes of traffic from multiple backbones in a short timeframe caused several regional outages which impacted a number of our T-1 customers' ability to access the Internet for several hours. We also experienced higher volumes of disconnects as we migrated unprofitable resale customers to facilities where feasible and disconnected others. Our churn rate had been trending up in previous quarters due to all of the factors listed above. Churn is difficult to forecast and remains one of the specific challenges on which we are focused. We expect that customer churn in the future will range between approximately 2% and 3% per month, which means that approximately 2% to 3% of our total number of lines in service would discontinue our service each month. However, our goal is to bring customer churn down to approximately 1.5% per month as we implement numerous system and process upgrades, including the rollout of the Singl.view billing system. We have responded to high customer churn with aggressive customer retention initiatives and our general shift to lower churn integrated service offerings. We can provide no assurances, however, that we will be able to effectively manage our churn. If we are unable to do so, this will materially affect our business, revenues and liquidity.

        Decreased customer demand may also stem from uncertainty of the industry in which we compete. Many of our competitors have declared bankruptcy, de-listed from the public securities markets and/or identified financing problems. Some of our potential customers as well as current customers have expressed concerns about our financial stability in light of the general economy and the telecommunications industry in general. We believe customer perception will continue to have an impact on our ability to attract and retain customers.

        For the quarters ended September 30, 2002 and 2001, we made capital expenditures of $28.2 million and $88.4 million, respectively. For the nine months ended September 30, 2002 and 2001, we made capital expenditures of $110.4 million and $319.0 million, respectively. As of September 30, 2002, we had transmission equipment colocated in 835 central offices. We expect to use approximately $140 million to $150 million for capital expenditures in 2002. We expect to fund our capital expenditures with available cash and future cash flow.

        In April 2000, we executed a procurement agreement with Lucent Technologies, Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. In July 2001, we amended this agreement to extend the term to six years. Under the amended agreement, we must complete purchases totaling $100 million by December 31, 2000, an aggregate of $160 million of purchases by September 30, 2001, an aggregate of $210 million by December 31, 2002, an aggregate of $257 million by December 31, 2003, an aggregate of $304 million by December 31, 2004, and the full $350 million of aggregate purchases on or before December 31, 2005. In 2002, Lucent waived $50 million of the $210 million purchase commitment for 2002 in exchange for a purchase commitment by us of approximately $13.1 million of telecom equipment. We purchased the $13.1 million of telecommunications equipment and have satisfied the purchase commitment for 2002. As of September 30, 2002, the remaining commitment under this agreement is approximately $124.2 million. The agreement provides that, subject to certain conditions, if we do not meet the required purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. During the term of the contract, such shortfall payments may be applied to future purchases in the next succeeding year. Given the change in focus in our business to restoring profitability, we anticipate renegotiating this contract with Lucent.

        We have purchased dedicated fiber rings in 24 of our markets. As of September 30, 2002, we had dedicated fiber rings in operation in 23 markets including Austin, Baltimore, Boston, Chicago, Dallas, Denver, Detroit, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, St. Louis, Seattle, Washington, D.C., and White Plains. The cost of these rings includes both the amounts we pay to the fiber ring provider as well as the cost of the electronic equipment that we purchase and install on the rings to make them operational. As of September 30, 2002, our total costs have been $185.9 million, and we are committed to spend an additional $158.9 million for this fiber, which will be incurred over the life of these existing fiber supply arrangements ending in 2022. We plan to fund this cost with our available cash and future cash flow.

        The following summarizes future financial commitments at September 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt(1)(2):
11 3/4% and 12 7/8% notes
Principal payments	$650,000	$—	$—	$—	$650,000
Interest payments	419,800	52,537	157,362	157,363	52,538
Senior secured credit facilities
Principal payments	485,300	—	206,253	279,047	—
Interest	72,744	24,870	40,102	7,772	—
Capital lease obligations, including interest(3)	162,941	13,563	25,656	22,018	101,704
Operating leases	209,663	30,353	56,505	49,261	73,544
Other material long-term obligations(3)	139,646	8,400	85,246	46,000	—

Total contractual cash obligations	$2,140,094	$129,723	$571,124	$561,461	$877,786

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

        On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% senior discount note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes mature on February 15, 2008. From and after February 15, 2003, interest on such notes will be payable semi-annually in cash at the rate of 11 3/4% per annum. The accretion of original issue discount will cause an increase in indebtedness from September 30, 2002 to February 15, 2003 of $33.6 million.

        We raised net proceeds of approximately $124.8 million in our offering of the 12 7/8% senior discount notes early in the third quarter of 1998. The 12 7/8% notes mature on May 15, 2008. Interest on these notes is payable in cash semi-annually, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from September 30, 2002 to May 15, 2008 of $2.9 million.

        As discussed above, we may from time to time seek to retire some of our outstanding 11 3/4% notes or 12 7/8% notes through cash purchases and/or exchanges for our securities, in open market purchases, privately negotiated transactions or otherwise.

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

        During the third quarter of 2001, we drew $200.0 million under the revolving credit facility due December 31, 2006 and $150.0 million under the delayed draw term loan. The interest rate applicable to this draw is 5.08% per annum and will remain fixed until March 18, 2003. The revolving credit facility will be permanently reduced in accordance with its amortization schedule as follows: 20% in 2004 (a pro-rata amount each quarter), 30% in 2005 (a pro-rata amount each quarter) and 50% in 2006 (a pro-rata amount each quarter). Principal amounts of the delayed draw term loan are to be repaid as follows: 20% in 2004 (pro-rata payments to be made quarterly), 30% in 2005 (pro-rata payments to be made quarterly) and 50% in 2006 (pro-rata payments to be made quarterly).

        In June 2002, we requested a draw of the remaining $150 million under the revolving credit facility due December 31, 2006. As of June 30, 2002, $129.3 million had funded and an additional $6.0 million funded in early July. As of the date of this filing, 3 of the 26 banks in the bank syndicate have not funded and have requested additional information before they will determine whether they believe they are required to fund. We believe that these 3 banks are in default of the credit agreements and have notified them accordingly. We have worked with these 3 banks to resolve this dispute by providing additional information but we can provide no assurances that we will be able to resolve this dispute and we may have to pursue our claims against them in court in an effort to obtain the $14.7 million that we believe should have been funded in June under the terms of our credit facility. The interest rate applicable to the recent draw is 5.24% per annum and will remain fixed until December 2002.

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

        Our credit agreement also contains financial covenants for fiscal year 2003 and beyond, including required interest coverage ratios and required ratios of total indebtedness and senior secured indebtedness to annualized consolidated EBITDA. At September 30, 2002, we were in compliance with all covenants and other requirements set forth in our senior secured credit facilities agreement and indentures. Our credit agreement (including our financial covenant schedules) and indentures are publicly available in our filings with the Securities and Exchange Commission and should be reviewed in their entirety to gain a full understanding of the covenants and other requirements applicable to us under those documents.

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

        We also believe that the risks associated with staying in compliance with these covenants and the real or perceived risks of the consequences of default are a major factor in the depressed valuations of our equity and debt securities. In fact, the risks of staying in compliance with the covenants have been cited by a number of equity and debt analysts and bond rating agencies in their recent downgrades of our securities. Consequently, we have and will continue to operate the company with a major focus on staying in compliance with covenants. To accomplish this, we have developed and are executing a high revenue growth plan in 2002 (which includes acquisitions) since the quarterly revenue covenants appear to be the most critical. In 2003 and 2004, the most critical covenants are based on achieving high growth rates in quarterly EBITDA. We plan to reduce revenue growth and expenses and plan to make value-accretive acquisitions as necessary in our effort to stay in compliance with these covenants, although we cannot provide assurances that this plan will be successful.

        We are in discussions with a group of our senior secured lenders with a goal of amending the credit agreement to allow more flexibility in operating the business and reduce the risk of a covenant violation. We cannot provide assurances that these discussions will be successful. Whether or not successful in this effort, we are currently evaluating recapitalization transactions that will enable us to reduce our overall level of debt. The nature of any recapitalization transaction will depend on market conditions, current and projected liquidity, contractual restrictions, current and projected operating performance of our business and other factors. The amount of cash used, debt incurred or securities issued, and resulting dilution, in any recapitalization transaction, individually or in the aggregate, may be material.

EMPLOYEE EQUITY INCENTIVES AND OTHER EMPLOYEE MATTERS

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

        Our equity incentive program is a broad-based with substantially all of our employees participating. Of our total stock options outstanding as of September 30, 2002, over 75% are held by employees below the rank of vice president. All equity grants to senior executives are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. See the "Report Of The Compensation Committee On Executive Compensation" appearing in our proxy statement dated May 1, 2002 for further information concerning our policies and procedures and the Compensation Committee regarding the use of equity incentives.

        As of September 30, 2002, we had 4,198 active employees. Of the 4,198 active employees, approximately 104 Shared Technologies employees were represented by unions. Our relations with our employees are good and we have had no work stoppages or strikes caused by labor controversies. We believe that we will continue to have good employee relations, but there can be no assurance that this will be the case.

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

Revenue Recognition

        We recognize revenues as we provide services to our customers. Our revenue recognition policies are designed to comply with all applicable accounting principles generally accepted in the United States of America, including SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 101 requires management's judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized. A portion of our revenue is for reciprocal compensation generated by calls placed to Internet service providers who are our customers. In addition, a portion of our revenue is switched access charge revenue for connecting our voice service customers to their selected toll or long distance carriers for outbound calls or for delivering inbound toll and long distance traffic to our voice service customers. Our ability to earn local reciprocal compensation revenues and switched access revenues as well as the rates is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, our policy is to recognize these revenues only when realization is probable.

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

Network Expenses

        We recognize network expenses as the products and services are provided to us by our vendors. The recognition of network expense and the related liabilities for network expense requires certain estimates and assumptions to be made by management. Our accruals for unbilled leased network facilities, network access charges, and equipment colocation charges are based on line counts, estimated usage, and active colocation sites. Additionally, our accrual includes charges invoiced by carriers which are probable network expenses but have not yet been paid due to disputes with these carriers. Should changes in conditions or facts cause us to revise our estimates, our financial condition and results of operations could be significantly impacted.

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

        We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you that we will achieve the future results reflected in these statements. The risks we face that could cause us not to achieve these results are many and include, but are not limited to, the risks discussed in this report as well as our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

  •
  successfully market our services to current and new customers and attract and retain our customers;

  •
  provide quality customer service;

  •
  interconnect with, lease network elements from and develop cooperative working relationships with incumbent local carriers;

  •
  develop efficient operations support systems and other back office systems (including, but not limited to, provisioning and billing);

  •
  successfully and efficiently transfer new customers to our service;

  •
  identify, finance, complete and integrate suitable acquisitions;

  •
  borrow under our credit facilities or borrow under alternative financing sources;

  •
  comply with our credit facilities and other financing agreements;

  •
  install, maintain and operate switching facilities and other network equipment;

  •
  electronically interface with incumbent local carriers;

  •
  maintain efficient interconnection peering with other Internet backbone providers at reasonable rates;

  •
  purchase equipment at reasonable prices; and

  •
  obtain leased fiber optic line capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits.

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

RISK FACTORS

We Anticipate Having Future Net Losses

        We have incurred net losses every year since we began operations. We have invested significant amounts of capital and other expenditures in developing our business and deploying our networks, systems and services and we will continue to invest capital for the operation of our business. We will continue to have significant operating and net losses in our business until we establish a sufficient revenue-generating customer base to cover our costs. For the quarter ended September 30, 2002, we had net operating losses and net losses applicable to common stock of $113.1 million. We can make no assurances that we will achieve or sustain profitability or generate sufficient operating income to meet our working capital, capital expenditure and debt service requirements, and if we are unable to do so, this would have a material adverse effect on our business, financial condition and results of operations.

The Regulation of Interconnection with Incumbent Local Carriers Involves Uncertainties, and the Resolution of These Uncertainties Could Adversely Affect Our Business

        Although the incumbent local carriers are required under the Telecommunications Act of 1996 to unbundle and make available elements of their network and permit us to purchase only the origination and termination services that we need, thereby decreasing our capital and operating expenses, such unbundling may not be done as quickly as we require and may be priced higher than we expect. This is important because we rely on the facilities of these other carriers so that we can provide services to our customers. Our ability to obtain these interconnection agreements on favorable terms, and the time and expense involved in negotiating them, can be adversely affected by legal and regulatory developments.

        The United States Supreme Court vacated an FCC rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the unbundled network elements, including local loops and dedicated transport, the principal elements used by us. We use unbundled local loops and unbundled high capacity digital loops to connect our customer locations to our voice and data transmission equipment colocated in the incumbent local carriers' central offices, and dedicated transport to connect our transmission equipment to our switches and data equipment which are generally located at our central offices. The FCC also stated its intention to review every three years the unbundling obligations of incumbent local exchange carriers. The U.S. Court of Appeals for the District of Columbia Circuit remanded, but did not vacate, the FCC's Order on May 24, 2002. The FCC's request for rehearing of that decision was denied. While these court and FCC proceedings were pending, we entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we will be able to obtain renewal of these agreements on as favorable terms when they expire.

        Our facilities-based strategy allows us to control much of our network but we are still dependent on certain essential network elements that we lease from incumbent carriers. On December 20, 2001, the FCC released a Notice of Proposed Rulemaking as part of its comprehensive "triennial review" of the unbundling rules it implemented on November 5, 1999. In this review, the FCC is examining the circumstances under which incumbent local exchange carriers will be required to make parts of their networks available to carriers like Allegiance on an unbundled basis under Section 251 of the Telecommunications Act of 1996. As part of this review, the FCC has asked parties to comment on the methodology it should use to identify unbundled network elements. In particular, the FCC is reviewing whether incumbents should be required to offer on an unbundled basis, among other things, local voice grade loops, high capacity loops such as those we use for many of our data and integrated voice and data services, subloops, network interface devices, the high-frequency portion of the loop, switching, and interoffice transmission facilities. The FCC is also reviewing the role of state utility commissions in determining which network elements should be subject to unbundling. The outcome of the triennial review proceeding is uncertain and there is a risk that the FCC will eliminate, limit or curtail access to unbundled network elements, including but not limited to those that are essential for us to continue offering our services to our customers at competitive prices. Any limitation on the availability of unbundled network elements, especially unbundled local loops, network interface devices or interoffice transmission facilities, could increase our costs and otherwise have a material adverse impact on our business. We are actively participating in the triennial review. The FCC is expected to issue its decisions upon completion of this review near the end of 2002 or the beginning of 2003.

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

        On February 15, 2002, the FCC released a Notice of Proposed Rulemaking requesting comment on the future regulatory treatment of wireline broadband Internet access services. The FCC has tentatively concluded that when an entity provides wireline broadband Internet access over its own transmission facilities, the service should be classified as an information service, rather than a telecommunications service. If the FCC adopts this conclusion, wire-line broadband Internet access services provided by incumbent carriers would be subject to substantially less regulation, and this could result in the incumbent carriers not having to provide unbundled loops or unbundled high capacity digital loops over the lines used by us to provide broadband Internet access. Allegiance purchases unbundled high capacity digital loops from incumbent carriers to provide our own broadband Internet access service and integrated access service. While we cannot predict the outcome of this proceeding, any curtailment of the incumbent carriers' unbundling obligations for the loop component used by them to provide broadband Internet access services could materially increase our costs and adversely affect our ability to compete effectively with the incumbent carriers' broadband Internet access products.

The Regulation of Access Charges Involves Uncertainties, and the Resolution of These Uncertainties Could Adversely Affect Our Business

        We earn "access charge" revenue by connecting our voice service customers to their selected toll and long distance carriers for outbound calls or by delivering inbound toll and long distance traffic to our voice service customers. Our interstate access charges were filed largely mirroring those used by the National Exchange Carrier Association (NECA), an association of independent local exchange carriers, and our state access charges were generally set at rates comparable to those set by state associations similar to NECA or of individual incumbent carriers operating in other areas within the same state. These charges are generally higher than those charged by the larger carriers operating in the same areas because these large carriers have many more customers and therefore have lower per unit costs. Access charges are intended to compensate the local exchange carrier for the costs incurred in originating and terminating toll and long distance calls on its network and we believe our access charges are appropriately set at levels approximately the same as those of the smaller carriers, but we anticipate that these rates will decline over time. Access charge levels in general, and those charged by smaller carriers in particular, are subject to various disputes and are under review by the FCC. Our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on us.

        Beginning in 1999, AT&T and Sprint challenged the switched access rates of Allegiance and other carriers and started withholding some or all payments for the switched access services that they continued to receive. On March 30, 2000, we filed a lawsuit against each of AT&T and Sprint in the Federal District Court of the District of Columbia requesting that such parties pay us for outstanding interstate and intrastate access charges. AT&T and Sprint filed counterclaims against us alleging that our access charges fail to comply with the Telecommunications Act of 1996 because they are unjust and unreasonable. We settled our dispute for outstanding interstate and intrastate access charges for payments by Sprint in 2000 and for payments by AT&T in October 2002. In doing so have reached agreements with respect to access charges payable by them for originating and terminating toll and long distance calls on our local networks.

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

        On May 31, 2002, WorldCom Network Services, Inc. filed an informal complaint against us at the FCC claiming that it is entitled to a refund of switched access charges paid prior to the effective date of the safe harbor benchmark rates that it alleges were unjust and unreasonable. Upon consideration of our answer to the complaint denying liability, the FCC declined to take further action on the informal complaint. WorldCom subsequently requested that the Commission host mediation discussions to explore settlement possibilities prior to its filing a formal complaint for refund against Allegiance. We are currently engaged in mediation with WorldCom. Although we believe that we have strong defenses to WorldCom's claims, we cannot predict the outcome of the litigation should the mediation be unsuccessful. We believe WorldCom might file a formal complaint against us at the FCC. WorldCom is seeking a refund of $9.4 million plus interest.

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

The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. On April 27, 2001, the FCC issued its Order on remand from the Court of Appeals and concluded that it had erred in its analysis of Internet traffic in the Declaratory Ruling. In that Order, the FCC categorized such traffic as "information access" and held that it is not subject to reciprocal compensation obligations. Nonetheless, it established an interim, transitional recovery mechanism pursuant to which Internet service provider traffic will continue to be compensated, but at rates declining over a period of three years. In a decision issued May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit remanded for further proceedings, but did not vacate, the FCC's Order on remand, holding that the section of the Act on which the FCC relied did not support its conclusion that Internet service provider traffic is not subject to reciprocal compensation. In a Notice of Proposed Rulemaking released April 27, 2001, the FCC initiated a rulemaking to examine all forms of intercarrier compensation, including reciprocal compensation, and sought comment on the feasibility of adopting a bill-and-keep approach for such compensation. Federally-mandated reductions in reciprocal compensation will have a material adverse affect on us if we are unable to offset them with other revenues. Additional disputes over the appropriate treatment of Internet service provider traffic are expected.

Our Success Depends on Our Key Personnel and We May Not Be Able to Replace Key Employees Who Leave

        We are managed by a number of key employees, most notably Royce J. Holland, our Chairman and Chief Executive Officer, who is widely recognized as one of the pioneers in managing providers of competitive local exchange services. The loss of services of one or more of these key individuals, particularly Mr. Holland, could materially and adversely affect our business and our prospects. Most of our key employees do not have employment agreements, and we do not maintain key person life insurance for any of our employees. We cannot assure you that we will be able to hire or retain necessary personnel in the future and if we are unable to do so, this could have a material affect on us.

We Are Upgrading and Consolidating Our Data Network and This Project Has Adversely Affected Our Data Service in the Short Term

        Over time, we have acquired two data networks, one that we developed internally and one that we acquired when we purchased the assets of Intermedia Business Internet. We have undertaken a project of consolidating both of these networks into a new data network with greater capacity, efficiency and reliability. This consolidation process has from time to time resulted in network outages for certain geographic areas. We believe the consolidation process is now substantially complete and that our data network reliability will be improved. The consolidation process and related network disruptions, however, could adversely affect our customer relationships and may increase our customer churn in the short term.

We Are Dependent on Effective Billing, Customer Service and Information Systems and We May Have Difficulties in Developing, Maintaining and Enhancing These Systems

        Sophisticated back office information and processing systems are vital to our growth and our ability to monitor costs, bill and service customers, initiate, implement and track customer orders and achieve operating efficiencies. We are in the process of introducing a new billing platform across our geographic markets. Although we are taking steps to manage the implementation of the new system and we believe that the new system will enhance our ability to accurately and efficiently bill for our services, we cannot assure you that the transition to the new billing system will be implemented without any adverse impact on our business. We believe this new billing system will be more effective and accurate in delivering the quality billing functions that we need. Since our inception, we have also been engaged in developing and integrating our essential information systems consisting of our billing system, our sales order entry system, our customer implementation system, our electronic bonding systems and our switch information systems. This is a challenging project because these systems were developed by different vendors and must be coordinated through custom software and integration processes. Our sales, line count and other core operating and financial data are generated by these systems and the accuracy of this data depends on the quality and progress of the system integration project. Although we have made significant progress in our system integration efforts, we have not completed it and we have experienced and expect to experience negative adjustments to our financial and operating data as we complete this effort. These adjustments have not had a material adverse effect on our financial or operating data to date but until we complete the entire project we cannot assure you that any such adjustments arising out of our systems integration efforts will not have a material adverse effect in the future. In addition, if we are unable to develop, acquire and integrate our operations and financial systems, our customers could experience delays in connection of service, billing issues and/or lower levels of client service. We also cannot assure you that any of our systems will be successfully implemented on a timely basis or at all or will perform as expected because:

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

  •
  we may fail to upgrade systems as necessary; and

  •
  third party vendors may cancel or fail to maintain, renew or upgrade our license agreements that relate to these systems.

We Are Dependent on Many Vendors and Suppliers and Their Financial Difficulties May Adversely Affect Our Business

        We depend on many vendors and suppliers to conduct our business. For example, we purchase our network assets and customer premise equipment from equipment manufacturers and other suppliers and we lease fiber and other circuits from other carriers as well as from companies which construct these network elements for resale. Many of these third parties have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. In particular, the providers of fiber for our metropolitan fiber rings as well as our long-haul fiber routes have experienced financial difficulties, including difficulty in raising the necessary capital to complete fiber construction projects. The financial difficulties of these companies could have a material adverse affect on our business and prospects.

Our Financial Results Could Be Adversely Affected By Customer Churn and the Financial Difficulties of Our Customers, Especially Genuity Solutions, Inc., Our Largest Customer

        We expect customer churn will continue to average approximately 2% to 3% per month, which means that approximately 2% to 3% of our total number of lines in service would discontinue our service each month. However, our ability to retain our customers and control our churn rate is dependent on a number of factors, including (a) our ability to provide quality service, customer care and accurate and timely billing, (b) our ability to offer competitive pricing and overcome so called "win-back" programs offered by our competitors, (c) our ability to timely meet the needs and demands of our customers, (d) our ability to properly incentivize our sales force to build strong customer relationships and (e) the economic viability of our customers (see the discussion in the following paragraph). We can make no assurances that our customer churn rates will not increase. If our customer churn rates increase or are higher than expected, this could have a material adverse affect on our business and prospects.

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

        Our largest customer is Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. Revenues from Genuity were $26.2 million and $13.2 million for the three months ended September 30, 2002 and 2001, and $60.5 million and $30.8 million for the nine months ended September 30, 2002 and 2001, respectively. Genuity accounted for 11.9% and 9.8% of our total revenues for the quarters ended September 30, 2002 and 2001, respectively, and 37.4% and 31.5% of our data revenues for the same periods. We anticipate that Genuity will continue to be our largest customer for the foreseeable future. Genuity recently announced that it was in default under its senior credit facility due to the election by Verizon to not exercise its option to purchase Genuity. We cannot provide any assurance at this time that Genuity's financial difficulty will not have a material adverse affect on us.

The Financial Difficulties of Other Competitive Communications Providers Could Adversely Affect Our Financial Results

        Many competitive local exchange carriers, long distance carriers, and other emerging communications providers have experienced substantial financial difficulties over the past year, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could reflect poorly on our own financial stability, may diminish our ability to obtain further capital, may adversely affect the willingness of potential customers to move their communications services to an emerging carrier like Allegiance and may result in losses of reciprocal compensation and access revenues from these carriers. Moreover, we have experienced efforts by established carriers to promote this problem and suggest to their customers that they should not risk placing their communications services in the hands of an emerging carrier. We believe these concerns are unfounded in our case and that raising these concerns with respect to Allegiance is inappropriate. We vigorously respond to illegal attempts by other carriers to spread false information about our financial stability.

        Some of our competitors have emerged from bankruptcy and others currently in bankruptcy may do so as well. Many of these companies have been able to reduce their debt and otherwise recapitalize their business and as a result, may be able to gain greater market share by reducing the prices for their products and services. These companies may be able to reduce their prices to a point lower than our prices and yet still be able to make a profit because of their reduced debt or lower capital structure. We may lose business as a result of this price competition, and such loss of business may have a material adverse effect on us.

Under Certain Circumstances We May Need Additional Capital to Expand Our Business and Increase Revenues and Such Capital May Not Be Available

        We may need additional capital to fund capital expenditures, working capital, debt service and cash flow deficits to operate our business and to deploy our networks, services and systems. We believe that the borrowings under our credit facilities, together with our cash on hand, will be sufficient to pre-fund our business plan. However, we will only be able to borrow additional funds under these credit facilities if we are in compliance with the financial covenants and other conditions in our credit agreement. In the event we cannot borrow all of the funds committed under these credit facilities or if our estimates of capital requirements and revenues are inaccurate, we may need to access alternative sources of capital, reduce or delay capital expenditures, sell assets, refinance or restructure our debt and/or modify our business plan, which may have an adverse effect on us.

        In June 2002, we requested a draw of the remaining $150 million under the revolving credit facility due December 31, 2006. As of June 30, 2002, $129.3 million had funded and an additional $6.0 million funded in early July. As of the date of this filing, 3 of the 26 banks in the bank syndicate have not funded and have requested additional information before they will determine whether they believe they are required to fund. We believe that these 3 banks are in default of the credit agreements and have notified them accordingly. We have worked with these 3 banks to resolve this dispute by providing additional information but we can provide no assurances that we will be able to do so and we may have to pursue our claims against them in court in an effort to obtain the $14.7 million that we believe should have been funded in June under the terms of our credit facility.

        The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of financial, business and other factors, many of which are beyond our control, as well as prevailing economic conditions.

Our Substantial Indebtedness Could Make Us Unable to Service Indebtedness and Meet Our Other Requirements and Could Adversely Affect Our Financial Health

        We have a significant amount of debt outstanding and may need to access additional debt financing to fund our business plan. At September 30, 2002, we had $1,208.0 million of outstanding long-term indebtedness.

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

        Our current and future financing arrangements contain and will continue to contain similar or more restrictive covenants, as well as other covenants that will require us to maintain specified financial ratios and satisfy financial tests. In addition, under our credit agreement, we have granted a security interest in substantially all of our and our subsidiaries' assets. As a result of these restrictions and encumbrances, we are limited in how we conduct business and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues and cash, we may not be able to pay interest and principal on our indebtedness which could result in a default under our financing agreements, which would have a material adverse effect on us.

        In addition, our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to default under the terms of these agreements. The financial covenants under our credit agreement require us, among other things, to achieve certain levels of revenue and earnings before interest, taxes, depreciation and amortization. We intend to operate our business in order to meet these covenants, although we cannot provide assurances that we will be successful. If such a default occurs under the credit agreement or if a default occurs under our other financing agreements, the other parties to such agreements could declare all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross- default due and payable. In addition, lenders under our current and future financing arrangements could terminate their commitments to lend to us. If that occurs, we cannot assure you that we would be able to make payments on our indebtedness, meet our working capital or meet our capital expenditure requirements, or that we would be able to find additional alternative financing. Even if we could obtain additional alternative financing, we cannot assure you that it would be on terms that are favorable or acceptable to us. We believe that the risk related to potential defaults under our financing agreements has increased due to the financial failures and difficulties of other communications companies. We believe that these events have caused many lenders to be even more reluctant to waive defaults or otherwise restructure credit arrangements. If a default occurs or our lenders terminate their commitments to us, these events would have a material adverse effect on us.

We May Not Have the Funds Necessary to Finance the Change of Control Offer Which May Be Required By Our Financing Agreements

        Our indentures provide that upon a change of control, each note holder will have the right to require us to purchase all or a portion of such holder's notes. We would be required to purchase the notes at a purchase price of 101% of the accreted value of the 11 3/4% notes and 101% of the principal amount of the 12 7/8% notes, plus any accrued and unpaid interest to the date of repurchase. Our credit facilities provide that upon a change of control, we may be required to repay all of our obligations under these credit facilities. It is possible that we will not have sufficient funds at that time to repurchase our notes or repay any debt outstanding under our credit facilities. If we are unable to repurchase our notes or repay our debt as required under our indentures or our credit agreement, we would be considered in default under these notes which would have a material adverse effect on us.

If We Do Not Interconnect with and Maintain Efficient Working Relationships with Our Primary Competitors, the Incumbent Local Carriers, Our Business Will Be Adversely Affected

        Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local carriers. As a competitive carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with competitive carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC has granted approval to Verizon to provide in-region long distance service in New York, Connecticut, Massachusetts, Rhode Island Pennsylvania, Vermont, New Jersey, Maine, New Hampshire, Delaware and Virginia; to SBC Communications to provide in-region long distance service in Texas, Oklahoma, Missouri, Arkansas and Kansas; and to BellSouth to provide long distance service in Georgia, Louisiana, Alabama, Kentucky, Mississippi, North Carolina and South Carolina. SBC has an application pending to provide in region long distance service in California; BellSouth has applications pending to provide such service in Florida and Tennessee; and Qwest has applications pending to provide such service in Montana, Utah, Washington, Wyoming, Colorado, Idaho, Iowa, Nebraska and North Dakota. Other regional Bell operating companies in our markets may petition and receive approval from the FCC to offer long distance services. These companies may not be accommodating to us once they are permitted to offer long distance service.

        The regional Bell operating companies have been fined numerous times by both federal and state authorities for their failure to comply with applicable telecommunications laws and regulations. We do not believe these fines have had any meaningful impact on the anticompetitive practices of many of these companies and in fact believe that these practices are increasing in most of our markets. We attempt to enforce our rights against these incumbent monopolies but often times the remedies are inadequate to change their anticompetitive practices and in any event provide us with little or no recovery of the damages we have suffered as a result of these practices. Moreover, efforts by us to enforce our rights against these companies may further diminish the level of cooperation we receive from them. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service or a regional Bell operating company otherwise fails to meet our requirements, for example, because of (1) labor shortages, (2) work stoppages or (3) disruption caused by mergers or other organizational changes or terrorist attacks, our ability to offer local services in such region on a timely and cost-effective basis will be materially adversely affected.

The Need to Move from Tariffs to Individual Contracts for Domestic Interstate and International Long Distance Services May Increase Our Costs

        In a decision issued April 28, 2000, the United States Court of Appeals for the District of Columbia affirmed the FCC's 1996 order that prohibits the filing of tariffs for domestic interstate long distance service. The FCC's order, which had been stayed by the Court pending its decision, went into effect on July 31, 2001, as of which date carriers were required to cancel all interstate domestic long distance tariffs on file with the FCC and file no new tariffs for such service. Although the FCC will not accept interstate long distance tariffs for filing after July 31, 2001, carriers are still required to maintain and make available to the public upon request the rates, terms and conditions applicable to their domestic long distance services. In the absence of retail tariffs, we will be required to memorialize our legal relationship with our long distance customers by some other means, such as individual contracts setting forth the rates, terms and conditions of service. In an order issued March 16, 2001, the FCC ruled that carriers likewise are prohibited from filing tariffs for international long distance service. As of January 2002, carriers were required to cancel all international long distance tariffs on file with the FCC and file no new tariffs for such service. Absent the filing of tariffs, we may not have certain protections that were given to us pursuant to the tariffs and the filed rate doctrine, such as limitation of liability provisions.

Our Principal Competitors for Local Services, the Incumbent Local Carriers, and Potential Additional Competitors, Have Advantages that May Materially Adversely Affect Our Ability to Compete with Them

        The telecommunications industry is highly competitive. In each of the markets targeted by us, we will compete principally with the incumbent local carrier serving that area. Many of our current and potential competitors in the local market have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. Incumbent local carriers also enjoy other advantages that may adversely affect our ability to compete with them. Incumbent local carriers are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Incumbent local carriers also have long-standing relationships with federal and state regulatory authorities. FCC and state administrative decisions and initiatives provide the incumbent local carriers with pricing flexibility for their:

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

        The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint and many smaller long distance carriers. Other competitors include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has granted approval to provide in-region long distance service to Verizon in New York, Connecticut, Massachusetts, Rhode Island, Pennsylvania, Vermont, New Jersey, Maine, New Hampshire, Delaware and Virginia; to SBC Communications in Texas, Oklahoma, Missouri, Arkansas and Kansas; and to BellSouth in Georgia, Louisiana, Alabama, Kentucky, Mississippi, North Carolina and South Carolina. Other regional Bell operating companies may petition and be granted such approval in the future. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

        The Internet services market is highly competitive and there are limited barriers to entry. We expect that competition will continue to intensify. Our competitors in this market include Internet service providers, other telecommunications companies, online service providers, cable companies, and Internet software providers. Most of the regional Bell operating companies and Verizon operating units have already commenced deployment of DSL services in selected markets and may in the future deploy DSL services on a widespread basis. In addition, a number of cable companies are deploying cable modem services.

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

        We cannot assure you that the FCC or state commissions will grant required authority or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Regulators or others could challenge our compliance with applicable rules and orders. Such challenges could cause us to incur substantial legal and administrative expenses and cause material adverse effects.

Deregulation of the Telecommunications Industry Involves Uncertainties, and the Resolution of These Uncertainties Could Materially Adversely Affect Our Business

        The Telecommunications Act of 1996 remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing, access to unbundled network elements and other issues that could result in significant changes to the business conditions in the telecommunications industry. We cannot assure you that these changes will not have a material adverse effect upon us.

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

Our Stock Has Been Extremely Volatile

        Our stock has experienced significant price and volume fluctuations, often times due to factors beyond our control. In past year, for example, our stock price has decreased significantly because different institutional stockholders have decided to sell their position in our company, in some cases due to their own financial difficulties and requirements to satisfy margin loan requirements. Given that our stock is thinly traded, sales by even a single large stockholder can materially decrease our market price. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of other factors, including but not limited to the following, some of which are beyond our control:

  •
  revenues and operating results of our company or other emerging communications companies failing to meet the expectations of securities analysts or investors or be in compliance with bank covenants in any period;

  •
  failure to successfully implement our business strategy;

  •
  announcements of operating results and business conditions by our customers and competitors;

  •
  financial difficulties of our customers and competitors;

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

  •
  possible or actual de-listing from Nasdaq;

  •
  events such as the September 11, 2001 terrorist attacks in the United States; or

  •
  any retirement of our debt in exchange for our securities or other recapitalization.

Future Sales of Our Stock by Existing Stockholders May Adversely Affect Our Stock Price

        As of November 11, 2002, we had 124,688,297 shares of common stock outstanding and 33,541,692 shares of common stock reserved for issuance upon exercise of outstanding stock options and warrants. Many of our outstanding shares are "restricted securities" under the federal securities laws, and such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding Allegiance. Many of our outstanding shares are held by our founding management team and venture capital investors. Sales of substantial amounts of stock in the public market or sales of stock by our founding management team and venture capital investors, the perception that these sales could occur, could depress the prevailing market price for all of our securities. Sales of substantial amounts of stock by these stockholders in the public market may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate and, to the extent these sales depress our common stock price, may also increase the amount of dilution suffered by existing stockholders in connection with any recapitalization which involves an exchange of debt for equity or equity-related securities or the offering of additional equity securities.

        On November 14, 2002, a group of our founding venture capital funds, Morgan Stanley Capital Partners III, LP, MSCP III 892 Investors, LP, and Morgan Stanley Capital Investors, LP, who collectively owned as of that date 13,453,369 shares of our common stock, relinquished all of their voting, designation and certain other rights under certain stockholder voting agreements among them, our founding management stockholders and certain other founding venture capital funds. They also agreed to vote all of their shares above 9.9% of our outstanding common stock in proportion to all votes cast by other holders of our common stock. In addition, as of this date, the two Allegiance directors who are affiliated with these funds, Howard Hoffen and John Ehrenkranz, resigned from our board of directors. These actions should provide these funds with significantly greater flexibility to sell shares of our common stock and should give the affiliates of these funds, such as Morgan Stanley & Co. Incorporated more flexibility in trading our securities and publishing investment research regarding our company, in the event they wish to do so.

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

        Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2002, based on the estimated average 2001 earned rate on investments, is $13.2 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $3.2 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

	Quarter Ending
	March 2002	June 2002	September 2002	December 2002	Total
	(dollars in millions)
Estimated average investments	$379.7	$357.1	$332.5	$222.8	N/A
Estimated average interest earned at the average rate of 4.06% for the year ended December 31, 2001	$3.9	$3.6	$3.4	$2.3	$13.2
Estimated impact of interest rate drop	$0.9	$0.9	$0.8	$0.6	$3.2

        Our outstanding long-term debt consists both of long-term, fixed rate notes, not subject to interest rate fluctuations, and our senior secured credit facilities. Borrowings under our senior secured credit facilities incur interest at a variable rate, based on leverage ratios, and is currently the London Interbank Offered Rate + 3.25%. Our blended borrowing rate, taking new borrowings into account, is now 5.12% per annum and this interest rate will remain fixed until December 2002. Therefore, we will have only limited exposure to market risk related to rate fluctuations during the remainder 2002.

        During the fourth quarter of 2002, we will be exposed to market risk related to market changes in the London Interbank Offered Rate and other market indexes. Based on our current level of debt, the impact of a 100-basis-point increase in our average interest rate would cause an increase in interest expense during 2002 of $0.1 million.

ITEM 4. Controls and Procedures

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

        The company's management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

        Not applicable.

ITEM 3. Defaults Upon Senior Securities

        Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

ITEM 5. Other Information

Nasdaq De-Listing Notification

        We received a notice from Nasdaq dated November 1, 2002 indicating that we were not in compliance with Nasdaq's Marketplace Rule 4450(a)(5), because our common stock failed to maintain the minimum bid price of $1.00 during the past 30 consecutive trading days. We have been granted until January 30, 2003 to regain compliance with Marketplace Rule 4450(a)(5). If at any time before January 30, 2003, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive trading days, the Nasdaq staff would provide written notice to us that we have complied with Rule 4450(a)(5). If compliance with that Rule cannot be demonstrated by January 30, 2003, the staff would provide us with written notification that our securities would be delisted. At that time, we may appeal the Nasdaq staff's determination to a Nasdaq Listing Qualifications Panel.

        The Nasdaq notice suggested that we may want to apply to transfer our common stock to the Nasdaq SmallCap Market. We believe that we are eligible to apply to transfer the listing of our common stock to the Nasdaq SmallCap Market. If we should choose to make such an application and if our application is approved, we will be afforded a 180-day grace period from the date of the initial notice, which would extend the delisting determination until April 30, 2003. We also may be eligible for an additional 180-day grace period, or until October 26, 2003, provided that we meet the initial listing criteria for the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A). If we should move to the Nasdaq SmallCap Market and meet the minimum bid price requirement of $1.00 per share for 30 consecutive trading days and if we maintain compliance with all other continued listing requirements, then we may be eligible to transfer our listing back to the Nasdaq National Market.

        If we are unable to meet the minimum maintenance requirements during the initial grace period, or if an application to transfer to the Nasdaq SmallCap Market is denied, or if we should move to the Nasdaq SmallCap Market and be unable to meet the minimum maintenance requirements during the extended grace period, then our common stock would be subject to delisting from the Nasdaq system. In that event, we would be notified of any Nasdaq staff determination to this effect and would then have the right to appeal such a delisting determination to a Nasdaq Listings Qualifications Panel.

Board Resignations

        On November 14, 2002, a group of our founding venture capital funds, Morgan Stanley Capital Partners III, LP, MSCP III 892 Investors, LP, and Morgan Stanley Capital Investors, LP, who collectively owned as of that date 13,453,369 shares of our common stock, relinquished all of their voting, designation and certain other rights under certain stockholder voting agreements among them, our founding management stockholders and certain other founding venture capital funds. They also agreed to vote all of their shares above 9.9% of our outstanding common stock in proportion to all votes cast by other holders of our common stock. In addition, as of this date, the two Allegiance directors who are affiliated with these funds, Howard Hoffen and John Ehrenkranz, resigned from our board of directors. These actions should provide these funds with significantly greater flexibility to sell shares of our common stock and should give the affiliates of these funds, such as Morgan Stanley & Co. Incorporated more flexibility in trading our securities and publishing investment research regarding our company, in the event they wish to do so.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed with this report and made a part hereof.

Exhibit Number	Description

10.1	Amendment Four to Integrated Network Solution Purchase Agreement between Allegiance Telecom Company Worldwide and Genuity Solutions Inc., dated August 21, 2002*
11.1	Statement regarding computation of per share loss for the three months ended September 30, 2002
11.2	Statement regarding computation of per share loss for the nine months ended September 30, 2002
11.3	Statement regarding computation of per share loss for the three months ended September 30, 2001
11.4	Statement regarding computation of per share loss for the nine months ended September 30, 2001
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Confidential treatment requested from SEC for certain portions of document.

(b)
Reports on Form 8-K.

    Not applicable.

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
Dated: November 14, 2002

SECTION 302 CERTIFICATION

I, Royce J. Holland, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Allegiance Telecom, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ ROYCE J. HOLLAND Royce J. Holland, Chairman and Chief Executive Officer

SECTION 302 CERTIFICATION

I, Thomas M. Lord, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Allegiance Telecom, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ THOMAS M. LORD Thomas M. Lord, Executive Vice President of Corporate Development and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amendment Four to Integrated Network Solution Purchase Agreement between Allegiance Telecom Company Worldwide and Genuity Solutions Inc., dated August 21, 2002*
11.1	Statement regarding computation of per share loss for the three months ended September 30, 2002
11.2	Statement regarding computation of per share loss for the nine months ended September 30, 2002
11.3	Statement regarding computation of per share loss for the three months ended September 30, 2001
11.4	Statement regarding computation of per share loss for the nine months ended September 30, 2001
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Confidential treatment requested from SEC for certain portions of document.

QuickLinks

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except per share amounts)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except per share amounts) (Unaudited)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three and Nine Months Ended September 30, 2002 and September 30, 2001 (Dollars in thousands, except share and per share amounts) (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3 . Defaults Upon Senior Securities
  ITEM 4 . Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
SECTION 302 CERTIFICATION
SECTION 302 CERTIFICATION
INDEX TO EXHIBITS