Form 10-K
period 2002-12-31
ALLEGIANCE TELECOM INC
filed 2003-03-31
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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
COMMON STOCK, PAR VALUE $.01

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $158.6 million. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

        The registrant has 124,778,137 number of shares of common stock outstanding as of March 26, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the annual meeting of stockholders for the fiscal year ended December 31, 2002, which will be filed with the SEC by April 30, 2003, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
TO
ALLEGIANCE TELECOM, INC.'S ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDING DECEMBER 31, 2002

INTRODUCTION

        Allegiance Telecom, Inc. and its subsidiaries are generally referred to in this report as "we," "our company" or "Allegiance."

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

  •
  retain our customers;

  •
  provide quality customer service;

  •
  interconnect with and lease network elements from incumbent local carriers;

  •
  electronically interface with incumbent local carriers;

  •
  develop cooperative working relationships with other carriers;

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

PART I

ITEM 1.    BUSINESS

OVERVIEW

        We are a facilities-based national local exchange carrier that provides integrated telecommunications services to business, government and other institutional users in major metropolitan areas across the United States. We offer "one-stop shopping" for voice, data, and integrated communications services (including local, long distance, Internet, data colocation, web hosting and customer premise equipment sales and maintenance services), with convenient, integrated online billing, plus a single point of contact for sales and service. Our principal competitors are incumbent local exchange carriers (also known in the industry as "ILECs"), and to a lesser extent, long distance carriers as well as other integrated communications providers.

        We seek to attract and retain customers by offering a full suite of turnkey product offerings and personalized customer care. The majority of our customers are small and medium-sized businesses that generally lack in-house telecommunications expertise and, more importantly, have historically been underserved by the ILECs. Although the number of lines serviced for each customer varies significantly, our primary focus is on the small to medium-sized business customer who has between 4 and 24 lines. We also offer services to large businesses (national customers with multiple locations), government organizations and other institutional users who typically obtain telecommunications services from a number of suppliers. With respect to these customers, we focus primarily on capturing a significant portion of their local exchange, intraLATA toll and data traffic. We also augment our core business strategy by selectively supplying wholesale services, including equipment colocation and facilities management services, to other carriers.

        We began operations in late 1997 with an objective to grow rapidly and establish our company as a national communications provider covering the major metropolitan areas across the United States. By the end of 2001, we had completed the network rollout in our 36 targeted markets: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Ontario/Riverside, CA, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains, NY.

        Allegiance Telecom, Inc. was incorporated in April 1997 in the state of Delaware. Information about our company is available on our web site at: http://www.algx.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. As of March 1, 2003, we are making available free of charge (other than an investor's own Internet access charges) through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, on the same day after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we plan to disclose on our website, a copy of our code of ethics and any amendments to or waivers from that code that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission.

PRODUCTS AND SERVICES

        We offer a robust set of local, long distance, broadband/Internet access and Internet related services, bundled and carrier-oriented wholesale services, plus end-user equipment sales and maintenance services. This product and service set is targeted to meet the needs of small to medium-sized businesses, large businesses with multiple locations and Internet and network service providers.

        Local Telephone Services.    We offer local telephone services, including basic local voice services and vertical features, such as call forwarding, call waiting, and call transfer; advanced call management capabilities such as calling number identification/calling name identification, automatic call back and distinctive ringing; plus enhanced services such as voice mail and inside wire maintenance. We also provide PBX-oriented access services such as direct-inward-dialing and direct-outward-dialing over T1 Voice and ISDN Primary Rate Interface local access interfaces. We predominantly utilize our own switching and back office infrastructure to deliver these services, and lease local loops from the incumbent local exchange carrier to connect to customer locations.

        Long Distance Services.    We offer a full range of in-state, inter-state and international long distance services and calling plans to customers who purchase our local service. Our services include "1+" outbound calling, inbound toll free service and complementary services such as calling cards, operator assistance and conference calling, plus bundled branch-to-branch calling for multi-location customers who choose our Independence or Allegiance Select purchasing plans. These long distance services are provisioned via resale arrangements with several major interexchange carriers.

        Broadband and Other Internet Services.    We are a Tier 1 Internet access provider offering high-speed data transmission services, such as dedicated broadband Internet access (which allows large quantities of data to be transmitted at high-speeds over the Internet to and from the customer's premises), and wide area network interconnection (which allows file and resource sharing among geographically distributed workgroups). These services are offered at transmission speeds that range from 256Kb/s to 45Mb/s. In addition to Internet access, we offer domain name registration, web hosting, email, and colocation services. We utilize our own Tier 1 Internet backbone and back office infrastructure to deliver these services, and lease local loops from the incumbent local exchange carriers or other competitive access providers to connect to customer locations.

        Bundled Services.    We offer a variety of bundled solutions. These include voice/long distance promotional offers, as well as our standard Integrated Access ("IA") and Total Communications Options ("TCO") voice/long distance/Internet access offerings. Our flagship product is the Total Communications Options bundled voice/long distance/Internet access service offering. With the IA and TCO offerings, we provide customers with integrated voice and Internet access over a single broadband line with configurations ranging from 6 to 20 voice channels and 256 Kb/s to 1.2 Mb/s of Internet access.

        Wholesale Services.    We have pursued deal-driven opportunities to leverage our national voice and data backbone to provide wholesale network services to other regional and national service providers. Accordingly, we have deployed a versatile set of wholesale network services to enable swift capitalization of these opportunities. These services include: equipment colocation, managed modem ports, DS1/DS3 dedicated Internet access, Internet protocol ("IP") traffic aggregation and DS3/OC-N IP Transit.

        CPE Sales and Service.    Our Shared Technologies subsidiary is among the larger CPE maintenance service providers and CPE integrators and distributors in the U.S., with more than 5,000 customers nationwide in more than 7,000 locations. Shared Technologies sells, installs and maintains customer premise equipment ("CPE") including PBX and key telephone systems and other telephony and data equipment. Target customers include medium to large commercial businesses, national equipment accounts, governmental (federal and state) agencies and hospitals. The Shared Technologies business strategically enhances our present small to medium-sized and growing national accounts businesses as these customers seek suppliers capable of supplying a complete communications solution. With Shared Technologies, we offer a truly complete communications solution to corporate customers, including local and long distance voice and Internet access services, bolstered by a full suite of customer premise communications equipment and service offerings.

SALES, MARKETING AND CUSTOMERS

        We have deployed a robust suite of services and products targeted to meet the needs of the nearly 3.3 million business prospects within our current national footprint. Through systematic analysis and segmentation of the overall market opportunity, we are able to precisely identify attractive customer prospects. Customer acquisition is accomplished, largely, through a consultative selling process that leverages this prospect information, our direct sales force and extended sales force (agents and partners), and our product and service set.

        To best seize this sizeable opportunity, we have organized our sales organization to focus on distinct customer segments within our network footprint. Our retail sales teams and agents are focused on the small and medium-sized business customer segment, while our national accounts teams are focused on multi-location, national companies. Our commission plans and incentive programs for both channels are designed to reward and retain top performers, improve sales quality and productivity, and encourage strong customer relationships and customer retention.

        Our retail teams are generally organized into teams of eight account executives, a sales manager and a sales support specialist. Additionally, the retail channel includes account consultants whose primary focus is retention and growth of key retail accounts. The number of retail teams and account consultants in each market is sized based upon available opportunity.

        Our national accounts teams focus on multi-location, national companies, and are staffed with account managers who focus on relationship building with named accounts. National accounts teams are assisted by sales engineers, program managers, service coordinators, and account retention managers. These support personnel provide pre-and-post-sale customer support. Through consultative selling, we are able to offer one-stop shopping to these companies by leveraging our nationwide network footprint and robust product set. We believe that we have a competitive advantage within this customer segment because the product and service offerings of most of our competitors, including the ILECs, are regional, not national in scope.

        To meet the objectives of (a) selling into our existing network capacity, and (b) methodically identifying opportunities within our network footprint, these teams use an internally developed, integrated territory and sales management system. This system identifies attractive prospects and existing customer up-sell/cross-sell opportunities, generates the associated leads, and manages the sales process. This system also provides an updated database for customers and prospects which facilitates a smooth transition in the event an account executive leaves our company. Central to the execution of this new system is the routine distribution of updated network capacity and marketing intelligence to our sales force. Through this system, we are positioned to systematically achieve close alignment of retail and national accounts execution to corporate goals and objectives.

        Our wholesale channel is organized by customer segment. This channel is staffed with account managers who have experience and relationships with large wholesale/corporate accounts. Wholesale account managers are supported by pre-sales engineers, program managers and service coordinators. These individuals provide pre- and post-sale account support.

        We also have an active and growing network of agents and partners who complement our retail, national accounts and wholesale sales efforts. The role of the agent channel manager is to develop and grow relationships with local key system, PBX, and data integrators to drive additional sales of our products and services. Our national accounts and wholesale channels also employ a similar partner program aimed at creating and maintaining relationships with larger national resellers (e.g., MegaPath).

        Our largest customer for the year ended December 31, 2002, Level 3 Communications, Inc. (as assignee to Genuity Solutions Inc.'s Integrated Network Solution Purchase Agreement with us), accounted for 12% of our total revenue in 2002.

INFORMATION SYSTEMS

        Telephony Systems.    Providing local voice and data services is a complex process that requires extensive coordination between the customer's old and new service providers. Most of our sales involve us working closely with the ILECs to efficiently move customers from the networks of the ILECs and other competitive carriers to ours. We believe that a key to success in our business is the ability to develop customized information systems and procedures that allow us to process large order volumes and provide the necessary customer service. As a result, we have devoted significant resources to this aspect of our operations. Our information systems are developed to enable us to enter, schedule, provision, and track a customer's order from the point of sale to the installation and testing of service. They are designed to interface with trouble management, inventory, billing, collection and customer service systems. We have invested substantial effort and funds into building our information systems to include these capabilities. The required high-level information requirements to support facilities-based services are depicted in the following figure and are briefly described below:

        Order Management.    We have created a custom application for order management that allows field sales to enter the orders and acts as the customer system of record. We have developed integration software for this system to interface with MetaSolv's order management software (used for provisioning workflow and management) to allow all customer information to flow electronically into MetaSolv's Telecom Business Solutions software with no manual re-entry of the data. A key element of both systems is the ability to monitor (in real time) the progress of orders through the system and to provide up-to-date data.

        Provisioning Management.    Our order management software, together with the proprietary processes developed by us to optimize the usefulness of this software, supports the design and management of the provisioning process, including circuit design and work flow management. The system has been designed to permit programming into the system of a standard schedule of tasks, which must be accomplished in order to initiate service to a customer, as well as the standard time intervals during which each such task must be completed. This way, when a standard order is selected in the system, each required task in the service initiation process can be efficiently managed to its assigned time interval.

        External Interfaces (Electronic Bonding).    Several external interfaces are required to initiate service for a customer. While some of these are automated via gateways from the order management software, the most important interfaces (those to the ILEC) have historically been accomplished via fax or email.

For example, with a manual process, when a new customer requests a change in service from the ILEC to our company, we had to fax a local service request to the ILEC. An employee of the ILEC would manually input the information into the ILEC's system, thereby increasing the chance that an error may occur due to multiple data entries or misplaced faxes. As a result of the high incidence of error, activation of a new service order through a manual process takes much longer and the ILECs in some instances charge more for such manual orders. In an effort to make this process more efficient and less costly, we have electronically bonded with all of the regional Bell operating companies with respect to access service requests and local service requests in all of our markets. Electronic bonding allows us to access data from the ILEC, submit service requests electronically, reduce our costs and more quickly attend to errors in the local service request form since an order is bounced back immediately if the ILEC determines that there is a mistake on the form. We are currently implementing electronic bonding of pre-order information providing the customer service record and service address validation with the ILEC databases as well as electronic bonding for trouble ticket creation in the ILEC customer service applications.

        Customer Billing and Billing Records.    In 1997, we started business using a billing services provider. Over time, we have licensed and implemented an in-house billing system, Singl.eView from ADC-Saville Corporation, which has enabled us to build even tighter integration between billing and the rest of our operations support systems. Both billing systems are now fully flow-through automated for the core, high-volume products so that no manual re-entry into the billing systems is required.

        Data Warehouse.    We have built a corporate repository of key performance metrics that are housed in a central data warehouse. The warehouse incorporates all the business rules around managing these metrics and can be accessed via traditional reports (all delivered online from our company's Intranet), ad-hoc analysis tools and our customer relationship management system. Both operational and customer-centric data is stored in the data warehouse.

        Application Integration.    As critical as each component of the operational support system is, the integration between the systems is the key to success in providing highly scalable and cost efficient service. We have been heavily focused on integrating the various in-house and purchased applications. This integration employs a common platform enabling fast time-to-market and a central repository for all major business transactions. This has enabled us to reduce re-entry of data from system to system, thereby increasing productivity and quality, as well as reducing cycle times.

        Other Systems.    In addition to the information systems for our telephony services, we also have information systems for our Internet backbone services as well as our customer premise equipment sales and maintenance businesses.

        Our Shared Technologies customer premise equipment sales and maintenance business provides an exclusive tool called KTWare which allows customers to have real time access to customer account information via the Internet. KTWare allows our Shared Technologies customers to place service and move/add/change orders online; view the status of service and move/add/change trouble tickets online; view any customer network alarms online; view monthly invoices online; view account team information and escalation procedures online; and access E-book services and download customer data management information. Our Shared Technologies business also provides the Guardian Services plan which allows customers to access Sourcebook, e-Book and Disaster Recovery services. Source Book provides a static snapshot of a customer's inventory and audit information associated with a customer's Nortel PBX equipment. E-Book services provide monthly on-line updates of any modifications made to a customer's Nortel PBX equipment. Disaster Recovery services allows Shared Technologies customers to order a back-up database of a customer's PBX configuration in case such information is lost as a result of a disaster. In addition, the Guardian Services program can provide Shared Technologies' customers traffic study reports, toll fraud and toll abuse analysis and user guide information. KTWare is highly integrated with the custom-built backoffice systems at Shared Technologies.

        In addition to our telephony backoffice systems and systems at Shared Technologies, we also operate legacy support systems associated with our Internet backbone line of business. These systems are developed to deal with the higher capacity, lower volume and more customized product provisioning processes associated with high capacity Internet backbone and broadband services.

        As we bring the Internet backbone and the Shared Technologies businesses into tighter integration with our core offerings, systems integration projects will need to be instigated and completed to ensure overall business process integration.

NETWORK ARCHITECTURE

        Our nationwide network is controlled and monitored by our network operations control centers located in Dallas, Texas and Greenbelt, Maryland. We have locally-based technicians to maintain each switch and other telecommunications equipment, as well as centrally-based engineers to ensure that the equipment is designed properly and that the hardware and software components are current.

        Telephony Network.    An important element of our telephony network is the installation of Lucent Series 5ESS®-2000 digital switches and related equipment at a central location in each market. As of December 31, 2002, we had deployed 31 Lucent Series 5ESS®-2000 digital switches to serve our 36 markets.

        We lease local network transport facilities from the ILEC and/or one or more competitive access providers in order to connect our switch(es) to all ILEC tandem offices and major ILEC central offices serving the central business district and outlying areas of business concentrations in each market. In order to reach our customer base, we place integrated digital loop carrier systems and related equipment in each of the ILEC central offices in which we are colocated. As each customer is signed up, we lease unbundled local loops from the ILEC to deliver our services to the customer. Initially, leasing local network transport facilities allows us to begin operations in a new market more quickly and generally at a lower upfront cost than building these facilities; however, we may choose to purchase fiber technology such as dark fiber, as and when we experience sufficient growth in our traffic volume and customer base or as other factors make fiber technology more attractive. "Dark fiber" means fiber that does not have the electronics at either end to transmit information and is "dark" because no light is transmitted through it until the electronics are installed. We have already implemented this next phase by acquiring indefeasible rights to use fiber from various vendors in 24 of our markets. Building fiber rings through the purchase of dark fiber provides us with a reliable, diverse and robust connection to many of our central office locations throughout a market. As of December 31, 2002, we had dedicated fiber rings in the following 24 markets: Austin, Baltimore, Boston, Chicago, Dallas, Denver, Detroit, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, San Francisco, St. Louis, Seattle, Washington, D.C. and White Plains. We also have acquired long-haul point to point fiber connectivity between several markets in the northeast corridor. We are utilizing this infrastructure to carry our intercity IP backbone and internal network traffic, and using this fiber generally provides us with an improved cost position.

        Data Network.    Our fully redundant, multi-protocol label switching based backbone is made up primarily of 2.5 Gb/s optical wavelength transport, with OC3C and DS3 circuits serving smaller markets. Multiple paths and the latest switching and routing technology support every node. To provide the fastest, most reliable Internet access, we are privately peered with the largest Tier 1 Internet backbone providers, supplemented by private peering relationships with many smaller regional providers. As of December 31, 2002, we operated 150 core routers. With 12 GigaPops (which is a gigabit point of presence, a network access point that supports data transfer rates of at least 1 Gb/s) throughout the country, we minimize the number of hops (jumps from city to city) from point A to point B. That efficiency allows us to provide better availability, lower latency and lower packet loss that you would expect from a Tier 1 Internet access provider.

REGULATION

        Our business is subject to federal, state and local regulation.

        Federal Regulation.    The Federal Communications Commission ("FCC") regulates interstate and international telecommunications services, including the use of local telephone facilities to originate and terminate interstate and international calls. We provide such services on a common carrier basis. The FCC imposes regulations on common carriers such as the incumbent local carriers that have some degree of market power as well as carriers without market power, such as our company. The FCC requires common carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points. Under the Telecommunications Act of 1996, any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Since the passage of the Telecommunications Act of 1996, the FCC and the states have adopted rules and decisions to implement the terms of that Act. Those rules and decisions have been subject to numerous legal challenges and appeals which has created a climate of uncertainty.

        The Telecommunications Act of 1996 is intended to increase competition. It was designed to open the local services market by requiring incumbent local carriers to permit interconnection to their networks and establishing incumbent local carriers' obligations with respect to:

        Reciprocal Compensation.    Requires all local exchange carriers to complete calls originated by competing local exchange carriers under reciprocal arrangements at prices set by the FCC, state public utility commissions or negotiated prices.

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

        Interconnection.    Requires all incumbent local carriers and competitive local carriers to permit their competitors to interconnect with their facilities. Requires all incumbent local carriers to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, colocation of the requesting carrier's equipment in the incumbent local carriers' premises must be allowed, except where an incumbent local carrier can demonstrate space limitations or other technical impediments to colocation.

        Unbundled Access.    Requires all incumbent local carriers to provide nondiscriminatory access to unbundled network elements ("UNEs") including network facilities, equipment, features, functions and capabilities, at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on the ILEC's forward looking costs, which may include a reasonable profit.

        Number Portability.    Requires all incumbent local carriers and competitive local carriers to permit users of telecommunications services to retain existing telephone numbers without impairment of quality, reliability or convenience when switching from one telecommunications carrier to another.

        Dialing Parity.    Requires all incumbent local carriers and competitive local carriers to provide "1+" equal access to competing providers of telephone exchange service and toll service, and to provide nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listing, with no unreasonable dialing delays.

        Access to Rights-of-Way.    Requires all incumbent local carriers and competitive local carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

        Incumbent local carriers are required to negotiate in good faith with other carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission.

        The FCC's rules implementing the incumbent local carrier interconnection obligations described above have been the subject of considerable litigation. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit narrowly interpreted the FCC's power to prescribe and enforce rules implementing the Telecommunications Act of 1996. On January 25, 1999, the United States Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's broad authority to issue rules implementing the Telecommunications Act of 1996, although it did vacate a rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC issued revised rules that largely reaffirmed, and in some respects expanded, the duty of incumbent carriers to offer unbundled network elements and stated its intention to review every three years the unbundling obligations of incumbent carriers. The Court of Appeals for the District of Columbia Circuit remanded, but did not vacate, the FCC's order adopting the revised rules on May 24, 2002. The FCC requested rehearing of the Court's decision, but its request was denied. The Court did, however, stay issuance of the mandate until February 20, 2003 to give the FCC an opportunity to issue an order in its triennial review of the incumbent carriers' unbundling obligations. On February 20, 2003, the FCC announced its decision in the triennial review proceeding. Although the text of the decision has not yet been released, our understanding of the decision is as follows.

  •
  In general, the FCC's triennial review order revised its standard of review for determining when unbundled network elements are made available to competitors. Specifically, the FCC's revised standard recognized the benefits of facilities-based competition and confirmed that continued provision of UNEs is essential to the growth of facilities-based networks such as those operated by us.

  •
  With respect to unbundled switching, the FCC adopted a process whereby the state public utilities commission will consider whether competitors are impaired if they do not have access to Bell companies' switch services on a UNE basis under the regulatory construct known as unbundled network element platform ("UNE-P"). We expect that this state review will result in a review of the hot cut process (transferring a customer from the Bell's systems to our systems) and could potentially enhance our ability to transition new customers to our networks, although we need to see the FCC's specific written order to determine if this is significant.

  •
  The decision also confirms that facilities-based competitive carriers like us can continue to obtain access to loops in almost all markets. The FCC also clarified the conditions under which the Bell companies must make available unbundled loops for competitors. This should reduce the time it takes us to install a customer's services, especially in certain ILEC areas.

  •
  On transport issues, the FCC adopted a standard proposed by us whereby transport will be taken off the UNE list on a route-specific basis when there are two competitive wholesale providers of transport or three self-provisioned transport links by non-ILEC sources. This approach is consistent with our smart-build strategy for local transport of using ILEC facilities only as a transition to dark fiber or the facilities of other providers.

  •
  The FCC decision also is expected to make it easier for competitive carriers like us to obtain Enhanced Extended Links ("EELs"). These are combinations of loops and transport that connect back to the competitive carrier's switch. Although we do not currently use EELs on an extensive basis, this aspect of the triennial review gives us an opportunity to efficiently expand our facilities-based network to additional areas not directly accessed by our current colocation footprint.

  •
  Finally, the FCC is expected to exempt packetized data transmission over hybrid fiber/copper facilities from the UNE rules. The FCC indicated, however, that it will preserve access to high-capacity DS1's, DS3's, dark fiber and copper subloops using time division multiplexing technology. Since virtually all of our current business customers are served using unbundled copper loops or DS1's, the FCC's exemption of packet technology from loop unbundling should not impact our current operations. As new technologies are deployed in the future in the local loop, this ruling by the FCC could cause an adverse impact on our ability to compete with the ILECs for small to medium-sized business customers. Depending on the details of the FCC's written order, we may challenge the FCC order on packet technologies in court since it may violate the Telecommunications Act of 1996 which requires that unbundling be technology neutral and non-discriminatory.

        The Telecommunications Act of 1996 codifies the incumbent local carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. It also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies (known in the industry as "RBOCs"; there are currently four RBOCs—BellSouth, Qwest, SBC and Verizon) from providing long distance services and engaging in telecommunications equipment manufacturing. Provisions of the Telecommunications Act of 1996 permit a RBOC to enter the long distance market in its in-region states if it satisfies several procedural and substantive requirements, including:

  •
  obtaining FCC approval upon a showing that the RBOC has entered into interconnection agreements or, under some circumstances, has offered to enter into such agreements in those states in which it seeks long distance relief;

  •
  the interconnection agreements satisfy a 14-point "checklist" of competitive requirements; and

  •
  the FCC is satisfied that the RBOC's entry into long distance markets is in the public interest.

        The FCC has granted approval to the Bell operating companies to provide long distance service in 37 states and the District of Columbia. With their entry into the long distance market, the Bell companies are able to offer their customers both long distance and local telephone service and thereby compete with the "one stop shopping" and bundled service offerings offered by us.

        On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million, and expanded the federal subsidies for local exchange telephone services provided to low-income consumers. The FCC more recently adopted rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Providers of interstate telecommunications service, such as us, must pay for a portion of these programs. Our share of these federal subsidy funds is based on our share of certain defined interstate telecommunications end user gross revenues and through the end of 2002, the FCC assessed such payments on the basis of a provider's revenue for the previous year. Beginning in 2003, the FCC will assess such payments based on projected revenues. In November 2002, the FCC issued a Notice of Proposed Rulemaking seeking further comment on whether it should substitute a connection based universal service contribution scheme for the current revenue based scheme. Under the FCC's proposal, carriers would contribute to the universal service fund based on the number and capacity of lines or telephone numbers provided to end users.

        Under authority granted by the FCC, we resell the international telecommunications services of other common carriers between the United States and international points. The FCC no longer allows carriers to file tariffs stating the rates, terms and conditions for international services.

        The FCC also prohibits carriers from filing tariffs stating the rates, terms and conditions for retail interstate services. We still maintain tariffs on file at the FCC for interstate access services. Our tariffs are generally not subject to pre- effective review by the FCC and can be amended on one day's notice. However, the FCC does have jurisdiction to require changes in these tariffs.

        Our access services compete with the services provided by the incumbent local carriers. With limited exceptions, the current policy of the FCC for most interstate access services dictates that incumbent local carriers charge all similarly situated customers the same price for the same service. Thus, the incumbent local carriers generally cannot lower prices to certain customers without also lowering charges for the same service to all similarly situated customers in the same geographic area. The FCC has, however, adopted rules that significantly lessen the regulation of incumbent local carriers that are subject to competition in their service areas and provide such incumbent local carriers with additional flexibility in pricing some interstate switched and special access services on a central office specific or customer specific basis. Pricing flexibility relieves incumbent local carriers from regulatory constraints in setting rates for services that are subject to competition and as a result, allows them to react more rapidly to market forces.

        For additional information about federal regulation impacting our business, please see the discussion below under "Risk Factors."

        State Regulation.    The Telecommunications Act of 1996 is intended to increase competition in the telecommunications industry, especially in the local exchange market. With respect to local services, incumbent local carriers are required to allow interconnection to their networks and to provide unbundled access to network facilities, as well as a number of other pro-competitive measures.

        State regulatory agencies have regulatory jurisdiction when our facilities and services are used to provide intrastate services. A portion of our current traffic is classified as intrastate and therefore subject to state regulation. To provide intrastate services, we generally must obtain a certificate of public convenience and necessity from the state regulatory agency and comply with state requirements for telecommunications utilities, including state tariffing requirements.

        State agencies, like the FCC, require us to file periodic reports, pay various fees and assessments and comply with rules governing quality of service, consumer protection and similar issues. In some states, we are also subject to licensing requirements with respect to our equipment maintenance services. We intend to comply with all applicable state regulations, and as a general matter do not expect that these requirements of industry-wide applicability will have a material adverse effect on our business. However, no assurance can be given that the imposition of new regulatory burdens in a particular state will not impact the profitability of our services in that state.

        Local Regulation.    We are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. If we decide in the future to install our own fiber optic transmission facilities, we will need to obtain rights-of-way over private and publicly owned land. There can be no assurance that such rights-of-way will be available to us on economically reasonable or advantageous terms.

        State Legislation.    In a number of states, the ILECs are sponsoring legislation that would (a) prohibit the state regulatory commission from requiring that ILECs offer unbundled network elements in addition to those required by the FCC, and (b) prohibit the state regulatory commission from regulating high speed Internet access services—which includes all services and underlying facilities that provide transmission to the Internet or has the capability of transmitting data in excess of generally 144kbps/150kbps (or an ISDN line equivalent of traffic). If this legislation is passed in a state in which we operate, it could have a material adverse effect on our ability to offer broadband access services in that state and limit the state regulatory agencies' ability to create new unbundling requirements on the ILECs.

COMPETITION

        The telecommunications industry is highly competitive. We believe that the principal competitive factors affecting our business are customer service, competitive pricing, accurate billing and, to a lesser extent, variety of services. Our ability to compete effectively depends upon our ability to maintain high quality, market-driven services at prices that are competitive with those charged by our competitors. To maintain our competitive posture, we believe we must be in a position to match significant price movement of our primary competitors. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition substantially greater than we have or expect to have in the near term.

        Competition for Local Telephone Services.    In each of our targeted markets, we compete principally with the existing incumbent carriers serving that area, such as BellSouth, SBC, Verizon and Qwest. We typically price our basic local voice services at a discount to the ILEC's prices for comparable services. One of the objectives of the RBOCs is to be able to offer long distance service in their service territories and they have achieved this goal to a large extent. We believe the RBOCs expect to offset share losses in their local markets by capturing a significant percentage of the in-region long distance market, especially in the residential segment where the RBOCs' strong regional brand names and extensive advertising campaigns may be very successful. Recent reports indicate that Verizon is now the third largest long distance carrier in the country, trailing only AT&T and WorldCom.

        We also face competition from other current and potential market entrants, including long distance carriers such as AT&T, WorldCom and Sprint. Each of these players are seeking to enter, reenter or expand entry into the local exchange market. Our competitors also include resellers of local exchange services, cable television companies, electric utilities, wireless carriers and private networks built by large end users. In addition, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors. We also compete with equipment vendors and installers and telecommunications management companies with respect to certain portions of our business.

        The Telecommunications Act of 1996 includes provisions that impose certain regulatory requirements on all local exchange carriers, including our company. The Telecommunications Act of 1996 also grants the FCC expanded authority to reduce the level of regulation applicable to any or all telecommunications carriers, including incumbent carriers. The manner in which these provisions of the Telecommunications Act of 1996 are implemented and enforced could have a material adverse effect on our ability to successfully compete against other telecommunications service providers.

        Competition for Long Distance Services.    The long distance telecommunications industry has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and we expect them to continue to decline. We expect to face increasing competition from companies offering long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because there is considerable uncertainty about their obligation to pay carrier access charges or universal service fees. In addition to these competitors, wireless competitors and long distance carriers such as AT&T, WorldCom and Sprint, we also face competition from the RBOCs—the FCC has granted approval to the RBOCs to provide long distance service in 37 states and the District of Columbia so far.

        Competition for Data/Internet Services.    The Internet services market is highly competitive and there are limited barriers to entry. We expect competition to continue to intensify, including as a result of the development of new technologies. Competitors in this market include Internet service providers, other telecommunications companies, online service providers and Internet software providers. Most of the RBOCs now offer high speed data services.

        Competition for Customer Premise Equipment Sales and Maintenance.    Our Shared Technologies subsidiary competes mainly with the RBOCs, Nexteria and local companies that provide customer premises equipment sales and maintenance services in each of our markets. The barriers to entry in this marketplace are relatively low and competition is high. Given that most competitors sell the same type of customer premises equipment, price becomes one of the key factors in the marketplace. Shared Technologies tries to offset the price pressure by focusing on services that differentiate it from its competitors, by developing products such as KTWare and providing services such as eBook and the Guardian Service plan, as described under the caption "Information Systems—Other Systems."

        Competition from International Telecommunications Providers.    Under the World Trade Organization agreement on basic telecommunications services, the United States and 72 other members of the World Trade Organization committed themselves to opening their respective telecommunications markets and/or relaxing foreign ownership restrictions and/or to adopting regulatory measures to protect competitors against anticompetitive behavior by dominant telecommunications companies, effective in some cases as of January 1998. Although we believe that this agreement could provide us with significant opportunities to compete in markets that were not previously accessible and to provide more reliable services at lower costs than we could have provided prior to implementation of this agreement, it could also provide similar opportunities to our competitors and facilitate entry by foreign carriers into the U.S. market. There can be no assurance that the pro-competitive effects of the World Trade Organization agreement will not have a material adverse effect on our business, financial condition and results of operations or that members of the World Trade Organization will implement the terms of this agreement.

EMPLOYEES

        As of December 31, 2002, we had 3,814 employees, down from 4,140 on December 31, 2001. Of the 3,814 employees as of December 31, 2002, 1,118 were in sales and sales administration and 733 were in our Shared Technologies subsidiary. Certain of our employees in our Shared Technologies subsidiary are covered by a collective bargaining agreement. Management believes the company's relationship with its employees is good.

RISK FACTORS

        If we cannot reduce our debt as required by our senior secured credit agreement, or enter into an amendment or obtain a waiver, we will be in default under the terms of that agreement and our senior lenders may request immediate repayment of our senior debt which may result in a foreclosure proceeding or voluntary or involuntary bankruptcy filing. Under the interim amendment that we signed on November 27, 2002, our consolidated total debt cannot exceed at any time (i) $1.275 billion from November 27, 2002 through April 29, 2003 and (ii) $645 million thereafter. To reduce our debt, we or our affiliates may from time to time purchase such debt for cash, exchange them for our common stock and/or another debt or equity security or acquire such debt for a combination of cash and common stock and/or another debt or equity security, in each case in open market purchases, in privately negotiated transactions, through exchange offers or in a negotiated or prepackaged bankruptcy proceeding. We are currently evaluating such transactions and other potential recapitalization plans in light of the requirements under our senior credit agreement, existing market conditions, current and projected liquidity, other contractual restrictions, current and projected operating performance and other factors. The amount of cash used, debt incurred or securities issued in any such transactions, individually or in the aggregate, may be material as well as the related dilution to common stockholders. If we cannot reduce our debt to the required levels by April 30, 2003 or enter into an amendment or obtain a waiver, we will be in default under our senior credit agreement. In addition, if we do not enter into a permanent amendment to our senior credit agreement before May 1, 2003 or enter into an amendment or obtain a waiver, we will be in default under that agreement. Under the terms of our senior credit agreement, we are required to deliver an unqualified audit report to our senior lenders. We have received an audit report that is modified to express substantial doubt about our ability to continue as a going concern. As such, if we do not receive a waiver from our senior lenders or if we are unable to cure this breach within 30 days, there will be an event of default under our senior credit agreement. If any default described in this paragraph occurs, our senior lenders would have the right to request immediate repayment of our senior debt, in which case, our bondholders would then have the right to request immediate repayment of our bonds.

        Our senior lenders could also prevent us from making the interest payment on our 12 7/8% bonds due May 15, 2003. If this interest payment has not been made by the end of the 30 day cure period, we will also be in default under our 12 7/8% bond indenture which may trigger acceleration of the repayment of our debt to the 12 7/8% bondholders, our 11 3/4% bondholders and our senior lenders.

        If any of the above described acceleration events occur, this would have a material adverse effect on us and may result in a foreclosure proceeding and/or voluntary or involuntary bankruptcy filing. We may also determine, based on the factors listed above as well as the terms and conditions of any proposed recapitalization, that it would be advisable to reduce our debt to a greater extent than that required by the interim amendment. This determination would involve a reduction in our senior secured debt and any such reduction would substantially reduce the value of our other debt securities and our common stock, potentially to zero.

        Limitations imposed by restrictive covenants limit how we conduct business and a default under our indentures and financing agreements could have a material adverse effect on us. Our indentures and our credit facilities contain covenants that restrict our ability to:

  •
  incur additional indebtedness;

  •
  pay dividends and make other distributions;

  •
  prepay subordinated indebtedness;

  •
  make investments and other restricted payments;

  •
  enter into sale and leaseback transactions;

  •
  create liens;

  •
  sell assets; and

  •
  engage in certain transactions with affiliates.

        Our indentures provide that upon a change of control, each note holder will have the right to require us to purchase all or a portion of such holder's notes. Our senior credit agreement provides that upon a change of control, we may be required to repay all of our obligations under this agreement. Our current and future financing arrangements contain and will continue to contain similar or more restrictive covenants, as well as other covenants that require us to maintain specified financial ratios and satisfy financial tests, including those discussed above. Our failure to comply with the covenants and restrictions contained in our senior secured credit facilities and indentures could lead to default under the terms of these agreements. If such a default occurs under the credit agreement, our senior lenders would have the right to request immediate repayment of our senior debt, in which case, our bondholders would then have the right to request immediate repayment of our bonds. In addition, lenders under our current and future financing arrangements could terminate their commitments to lend to us. If any of these events occur, they would have a material adverse effect on us and may result in a foreclosure proceeding and/or voluntary or involuntary bankruptcy filing.

        Some of our vendor contracts also allow vendors to demand additional security, which may include letters of credit or other financial instruments. Our ability to give such additional security may be limited by our financing agreements. Accordingly, we may not be able to give the financial security that our vendors may be demanding and the vendors may refuse to do additional business or terminate existing relationships. Refusal to provide additional services and/or termination of existing relationships could have a material adverse impact on our business and future prospects.

        Under certain circumstances, we may need additional capital and such capital may not be available. As discussed above, we must reduce our debt to no more than $645 million by April 30, 2003. If we are required to use any of our existing cash to repay some or all of our senior debt or bonds, we cannot assure you that we will be able to obtain alternative financing. Even if we could obtain alternative financing, we cannot assure you that it would be on terms that are favorable to us. If we cannot obtain alternative financing when needed, this would have a material adverse effect on us. Even if we reduce our debt to an acceptable level, we may need additional capital to fund capital expenditures, working capital, debt service and cash flow deficits to operate our business and to deploy our networks, services and systems. In the event we have to repay amounts borrowed under our financing agreements earlier than expected or if our estimates of capital requirements and revenues are inaccurate, we may need to access alternative sources of capital, reduce or delay capital expenditures, sell assets, refinance or restructure our debt and/or modify our business plan, which may have a material adverse effect on us.

        Our common stock and high-yield bonds are securities of our holding company and have no direct claims on our assets. We operate our business through subsidiaries and have no material assets at our holding company, Allegiance Telecom, Inc., other than the common stock of our main operating company, Allegiance Telecom Company Worldwide. Our holding company is the issuer of our common stock and our high-yield bonds. These securities are not guaranteed by any of our operating subsidiaries and therefore have no claims against our assets. As such, all of our assets are subject to the claims of our senior secured creditors and other creditors at our subsidiary operating companies. Moreover, the only material asset of our holding company, the common stock of our main operating company, Allegiance Telecom Company Worldwide, is pledged as collateral to our senior secured creditors. If we were to file for protection from our creditors in a bankruptcy proceeding and the value of our business were determined to be less than the amount of claims of our senior lenders and other creditors at our operating subsidiaries, our common stock and high-yield bonds would have no value. Moreover, even if the value of our business were determined to exceed these claims, a possible outcome of a bankruptcy proceeding is to require the conversion of some or all of such senior debt to equity and as a result, the holders of our high-yield bonds and common stock may receive little value, if any.

        We anticipate having future operating and net losses. We have incurred operating and net losses every year since we began operations. We have invested significant amounts of capital and other expenditures in developing our business and deploying our networks, systems and services and we will continue to invest capital for the operation of our business. We will continue to have significant operating and net losses in our business until we establish a sufficient revenue-generating customer base to cover our costs. For the year ended December 31, 2002, we had net operating losses of $471.2 million and net losses applicable to common stock of $572.7 million. We can make no assurances that we will achieve or sustain profitability or generate sufficient operating income to meet our working capital, capital expenditure and debt service requirements, and if we are unable to do so, this would have a material adverse effect on our business, financial condition and results of operations.

        Our customer contract with Level 3 Communications represented 12% of our total revenues for 2002 and the loss of this customer would materially and adversely impact our business. Our largest customer is Level 3 Communications, Inc., who is the assignee of Genuity Solutions Inc.'s interest in the Genuity/Allegiance Integrated Network Solution Purchase Agreement. Revenues from this contract were $90.3 million and $46.8 million for the years ended December 31, 2002 and 2001, respectively. This represented 12% and 9% of our total revenues for those years ended, respectively, and 33% and 29% of our data revenues for the same periods. We anticipate that Level 3 will continue to be our largest customer for the foreseeable future. Our failure to meet the performance warranties under this contract may allow Level 3 to offset future payments to us and, if such failure continues for an extended period of time, Level 3 could terminate this contract. The resulting reduction in revenue and/or loss of this contract would have a material adverse effect on us. Please see the discussion of this customer contract under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        If we are delisted from Nasdaq, the liquidity and market price of our common stock may be adversely affected. Our common stock is currently traded on the Nasdaq National Market. We received a notice from Nasdaq dated January 22, 2003 indicating that we were not in compliance with Nasdaq's Marketplace Rule 4450(a)(5), because our common stock failed to maintain the minimum bid price of $1.00 during the prior 30 consecutive trading days. If compliance with that rule cannot be demonstrated by April 22, 2003, the Nasdaq Staff will provide written notification to us that our securities will be delisted. At that time, we may appeal the Staff's determination to a Listing Qualifications Panel. We plan on applying to transfer our common stock to The Nasdaq SmallCap Market prior to April 22, 2003 and initiation of the delisting proceedings will be stayed pending the Staff's review of our transfer application. In order to transfer to the SmallCap Market, we must satisfy the continued listing requirements for that market. If our transfer application is approved, we will be afforded the 180 calendar day SmallCap Market grace period for the minimum $1.00 bid price requirement, or until July 21, 2003. We may also be eligible for an additional 180 calendar day grace period provided that we meet the initial listing criteria for the SmallCap Market under Marketplace Rule 4310(c)(2)(A). There can be no assurances that we will be able to maintain compliance with that rule or any other Nasdaq listing rule. Nasdaq's Marketplace Rules provide that a company may be delisted in the event that it files for bankruptcy protection. If our common stock is delisted from Nasdaq, this will likely result in decreased liquidity of our common stock. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in our common stock and could adversely affect our ability to attract investors in our common stock and raise additional capital. As a result of these factors, the value of our common stock could decline significantly, and our stockholders could lose some or all of their investment.

        The regulation of interconnection with incumbent local carriers involves uncertainties, and the resolution of these uncertainties could adversely affect our business. Although the incumbent local carriers are required under the Telecommunications Act of 1996 to unbundle and make available elements of their network and permit us to purchase only the origination and termination services that we need, thereby decreasing our capital and operating expenses, such unbundling may not be done as quickly as we require and may be priced higher than we expect. This is important because we rely on the facilities of these other carriers to provide services to our customers. Our ability to obtain these interconnection agreements on favorable terms, and the time and expense involved in negotiating them, can be adversely affected by legal and regulatory developments.

        The United States Supreme Court vacated a FCC rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the unbundled network elements, including local loops and dedicated transport, the principal elements used by us. We use unbundled local loops and unbundled high capacity digital loops to connect our customer locations to our voice and data transmission equipment colocated in the incumbent local carriers' central offices, and dedicated transport to connect our transmission equipment to our switches and data equipment which are generally located at our central offices. The FCC also stated its intention to review every three years the unbundling obligations of incumbent local exchange carriers. The U.S. Court of Appeals for the District of Columbia Circuit remanded, but did not vacate, the FCC's Order on May 24, 2002. The FCC's request for rehearing of that decision was denied, but the Court agreed to delay until February 20, 2003 the issuance of the mandate. On February 20, 2003, the FCC announced its decision in the triennial review, but the text of the decision has not yet been released. While these court and FCC proceedings were pending, we entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we will be able to obtain renewal of these agreements on as favorable terms when they expire.

        Our facilities-based strategy allows us to control much of our network but we are still dependent on certain essential network elements that we lease from incumbent carriers. On December 20, 2001, the FCC released a Notice of Proposed Rulemaking as part of its comprehensive "triennial review" of the unbundling rules it implemented on November 5, 1999. In this review, the FCC examined the circumstances under which incumbent local exchange carriers will be required to make parts of their networks available to carriers like Allegiance on an unbundled basis under Section 251 of the Telecommunications Act of 1996. In particular, the FCC reviewed whether incumbents should be required to offer on an unbundled basis, among other things, local voice grade loops, high capacity loops such as those we use for many of our data and integrated voice and data services, subloops, network interface devices, the high-frequency portion of the loop, switching, and interoffice transmission facilities. The FCC announced its decision on February 20, 2003, but the text of the decision has not yet been released. A brief summary of our understanding of the results of the triennial review is provided under "Regulation—Federal Regulation." Any limitation on the availability of unbundled network elements, especially unbundled local loops, network interface devices or interoffice transmission facilities, could increase our costs and otherwise have a material adverse impact on our business.

        On February 15, 2002, the FCC released a Notice of Proposed Rulemaking requesting comment on the future regulatory treatment of wireline broadband Internet access services. The FCC has tentatively concluded that when an entity provides wireline broadband Internet access over its own transmission facilities, the service should be classified as an information service, rather than a telecommunications service. If the FCC adopts this conclusion, wireline broadband Internet access services provided by local exchange carriers would be subject to substantially less regulation, and this could result in the incumbent carriers not having to provide unbundled loops or unbundled high capacity digital loops over the lines used by us to provide broadband Internet access. We purchase unbundled high capacity digital loops from incumbent carriers to provide our own broadband Internet access service and integrated access service. While we cannot predict the outcome of this proceeding, any curtailment of the incumbent carriers' unbundling obligations for the loop component used by them to provide broadband Internet access services or changes in the cost basis therefore could materially increase our costs and adversely affect our ability to compete effectively with the incumbent carriers' broadband Internet access products.

        The regulation of access charges involves uncertainties, and the resolution of these uncertainties could adversely affect our business. We earn "access charge" revenue by connecting our voice service customers to their selected toll and long distance carriers for outbound calls or by delivering inbound toll and long distance traffic to our voice service customers. Our interstate access charges were filed largely mirroring those used by the National Exchange Carrier Association ("NECA"), an association of independent local exchange carriers, and our state access charges were generally set at rates comparable to those set by state associations similar to NECA or of individual incumbent carriers operating in other areas within the same state. These charges are generally higher than those charged by the larger carriers operating in the same areas because these large carriers have many more customers and therefore have lower per unit costs. Access charges are intended to compensate the local exchange carrier for the costs incurred in originating and terminating toll and long distance calls on its network and we believe our access charges are appropriately set at levels approximately the same as those of the smaller carriers, but we anticipate that these rates will decline over time. Our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on us.

        On April 27, 2001, the FCC issued a Report and Order in the Access Charge Reform docket addressing competitive local exchange carrier interstate access charge rates. The FCC established safe harbor benchmark interstate rates that decrease over three years to the rates charged by incumbent local exchange carriers. The FCC stated that interexchange carriers must pay the benchmark rates for the interstate access services they receive or face suit in federal court. AT&T has appealed the FCC's Report and Order to the U.S. Court of Appeals for the District of Columbia Circuit. On April 27, 2001, the FCC also released a Notice of Proposed Rulemaking pursuant to which it is examining all forms of intercarrier compensation including access charges, and seeks comment on the feasibility of adopting a bill-and-keep approach for all such compensation. Federally-mandated reductions in access charges or adoption of a bill-and-keep approach could have a material adverse effect on us if we are unable to offset them with other revenues.

        On May 31, 2002, WorldCom Network Services, Inc. filed an informal complaint against us at the FCC claiming that it is entitled to a refund of a portion of the interstate switched access charges paid by WorldCom to us prior to the effective date of the safe harbor benchmark rates that it alleges were unjust and unreasonable. Upon consideration of our answer to the complaint denying liability, the FCC declined to take further action on the informal complaint. WorldCom subsequently requested that the FCC host mediation discussions to explore settlement possibilities prior to its filing a formal complaint for refund against us. We are currently engaged in mediation with WorldCom. Although we believe that we have strong defenses to WorldCom's claims, we cannot predict the outcome of the litigation should the mediation be unsuccessful. If the mediation is not successful, we believe WorldCom might file a formal complaint against us at the FCC. WorldCom is seeking a refund of $9.4 million plus interest. We are in discussions with WorldCom as to possible resolution of its claims, but we cannot provide any assurance that such negotiations will be successful.

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

        Several states in which we offer intrastate access services, including Colorado, Maryland, Massachusetts, Missouri, New Jersey, New York, Texas, Virginia and Washington, have proposed or required that access charges of competitive local carriers be capped at the rates charged by incumbent local carriers operating in the same area as the competitive local carriers with respect to calls originating or terminating in such area, except where the competitive carrier can establish that its costs justify a higher access rate through a formal cost proceeding. We believe that it is possible that other states will enact similar requirements. We also believe, however, that it is more likely that many states will use the same approach for intrastate long distance as the FCC ultimately decides to use for interstate long distance. If these proposals are adopted, they could have a material adverse effect on our revenues.

        We could lose revenues if calls to Internet service providers are treated as long distance interstate calls. We earn "reciprocal compensation" revenue by terminating on our network, local calls that originate on another carrier's network. We believe that under the Telecommunications Act of 1996, other local exchange carriers should have to compensate us when their customers place calls to our customers who are Internet service providers. Most incumbent local carriers disagree. A majority of our reciprocal compensation revenues are a result from calls to our customers that are Internet service providers. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably and could have a material adverse effect on us. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is probable. In addition, the per minute compensation rates the FCC established for calls to Internet service providers under new interconnection agreements are significantly lower than the reciprocal compensation rates under our previous agreements. These reductions in compensation will have a material adverse effect on us if we are unable to offset them with other revenues.

        The obligation to pay reciprocal compensation does not extend to long distance interstate calls. The FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but also determined that its current rules neither required nor prohibited the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions had authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. On April 27, 2001, the FCC issued its Order on remand from the Court of Appeals and concluded that it had erred in its analysis of Internet traffic in the Declaratory Ruling. In that Order, the FCC categorized such traffic as "information access" and held that it is not subject to reciprocal compensation obligations. Nonetheless, it established an interim, transitional recovery mechanism pursuant to which Internet service provider traffic will continue to be compensated, but at rates declining over a period of three years. In a decision issued May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit remanded for further proceedings, but did not vacate, the FCC's Order on remand, holding that the section of the Act on which the FCC relied did not support its conclusion that Internet service provider traffic is not subject to reciprocal compensation. In a Notice of Proposed Rulemaking released April 27, 2001, the FCC initiated a rulemaking to examine all forms of intercarrier compensation, including reciprocal compensation, and sought comment on the feasibility of adopting a bill-and-keep approach for such compensation. Federally-mandated reductions in reciprocal compensation will have a material adverse effect on us if we are unable to offset them with other revenues. Additional disputes over the appropriate treatment of Internet service provider traffic are expected.

        Our success depends on our key personnel and we may not be able to replace key employees who leave. We are managed by a number of key employees, most notably Royce J. Holland, our Chairman and Chief Executive Officer, who is widely recognized as one of the pioneers in managing providers of competitive local exchange services. The loss of services of one or more of these key individuals, particularly Mr. Holland, could materially and adversely affect our business and our prospects. Most of our key employees do not have employment agreements, and we do not maintain key person life insurance for any of our employees. We cannot assure you that we will be able to hire or retain necessary personnel in the future and if we are unable to do so, this could have a material effect on us.

        We are dependent on effective billing, customer service and information systems and we may have difficulties in developing, maintaining and enhancing these systems. Sophisticated back office information and processing systems are vital to our growth and our ability to control and monitor costs, bill and service customers, initiate, implement and track customer orders and achieve operating efficiencies. We have introduced a new billing platform across our geographic markets. Although we are taking steps to manage the implementation of the new billing system and we believe that the new billing system will enhance our ability to accurately and efficiently bill for our services, we cannot assure you that the transition to the new billing system will not have any adverse impact on our business. We believe this new billing system will be more effective and accurate in delivering the quality billing functions that we need. Since our inception, we have also been engaged in developing and integrating our essential information systems consisting of our billing system, our sales order entry system, our customer implementation system, our electronic bonding systems and our switch information systems. In addition, we continue to integrate our acquired businesses. These are challenging projects because all of these systems were developed by different vendors and must be coordinated through custom software and integration processes. Our sales, line count and other core operating and financial data are generated by these systems and the accuracy of this data depends on the quality and progress of the system integration project. Although we have made significant progress in our system integration efforts, we have not completed it and we may experience additional negative adjustments to our financial and operating data as we complete this effort. These adjustments have not had a material adverse effect on our financial or operating data to date but until we complete the entire project we cannot assure you that any such adjustments arising out of our systems integration efforts will not have a material adverse effect in the future. If we are unable to develop, acquire and integrate our operations and financial systems, our customers could experience delays in connection of service, billing issues and/or lower levels of client service. We also cannot assure you that any of our systems will be successfully implemented on a timely basis or at all or will perform as expected because:

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

        Our failure to successfully implement these systems would have a material adverse effect on our business and prospects.

        We are dependent on many vendors and suppliers and their financial difficulties may adversely affect our business. We depend on many vendors and suppliers to conduct our business. For example, we purchase our network assets and customer premise equipment from equipment manufacturers and other suppliers and we lease fiber and other circuits from other carriers as well as from companies who construct these network elements for resale. Many of these third parties have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. In particular, the providers of fiber for our metropolitan fiber rings as well as our long-haul fiber routes have experienced financial difficulties, including difficulty in raising the necessary capital to complete fiber construction projects and in some cases filing for bankruptcy. The financial difficulties of these companies could have a material adverse effect on our business and prospects.

        On February 14, 2003, Broadwing Communications Services, Inc., a supplier of long distance services to us, alleged that we were in material default of our Master Service Agreement with Broadwing. Broadwing is demanding $6.6 million in disputed charges and is threatening to terminate service to our customers. Broadwing has also demanded an additional security deposit from us. In response, we sought and received a temporary restraining order and are in the process of negotiating an agreed preliminary injunction to prevent Broadwing from terminating our service, but there can be no assurance that we will be successful in obtaining the preliminary injunction. If we fail to get the preliminary injunction and Broadwing actually terminates long distance services to our customers, it could have a material adverse effect on our business. We have not included this dispute in network costs as of December 31, 2002, as we believe it is not probable that we will be required to pay this disputed amount.

        Our financial results could be adversely affected by churn and the financial difficulties of our customers. We expect retail as well as retail and wholesale line churn to continue to average approximately 2% to 3% per month, which means that approximately 2% to 3% of our total number of retail/retail and wholesale lines in service would discontinue our service each month. However, our ability to retain our customers and control our churn rate (including line churn) is dependent on a number of factors, including (a) our ability to provide quality service, customer care and accurate and timely billing, (b) our ability to offer competitive pricing and overcome so called "win-back" programs offered by our competitors, (c) our ability to timely meet the needs and demands of our customers, (d) our ability to properly incentivize our sales force to build strong customer relationships, (e) the economic viability of our customers (see the discussion in the following paragraph) and (f) the strength and recovery of the United States economy. We can make no assurances that our churn rates (including line churn) will not increase. If our churn rates (including line churn) increase or are higher than expected, this could have a material adverse effect on our business and prospects.

        We provide services to small and medium-sized businesses as well as network service providers. Many of these businesses have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse effect on our financial results if we are unable to collect revenues from these customers. In addition, among other things, we believe companies in financial difficulty are less likely to expand their operations and related demand for communications services and to migrate from dial-up Internet connections to more advanced dedicated connections such as those that we offer.

        The financial difficulties of other competitive communications providers could adversely affect our business. Many competitive local exchange carriers, long distance carriers, and other emerging communications providers have experienced substantial financial difficulties over the past year, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could reflect poorly on our own financial stability, may diminish our ability to obtain further capital, may adversely affect the willingness of potential customers to move their communications services to an emerging carrier like Allegiance and may result in losses or write-offs of reciprocal compensation and access revenues from these carriers. Moreover, we have experienced efforts by established carriers to promote this problem and suggest to their customers that they should not risk placing their communications services in the hands of an emerging carrier. Some of our competitors have emerged from bankruptcy and others currently in bankruptcy may do so as well. Many of these companies have been able to reduce their debt and otherwise recapitalize their business and as a result, may be able to gain greater market share by reducing the prices for their products and services. These companies may be able to reduce their prices to a point lower than our prices and yet still be able to make a profit because of their reduced debt. We may lose business as a result of this price competition, and such loss of business may have a material adverse effect on us.

        If we do not interconnect with and maintain efficient working relationships with our primary competitors, the incumbent local carriers, our business will be adversely affected. Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local carriers. As a competitive carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with competitive carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC has granted approval to BellSouth and Verizon to provide in-region long distance service in every state where they operate. The FCC has granted approval to SBC Communications to provide in-region long distance service in California, Texas, Oklahoma, Missouri, Arkansas and Kansas; and to Qwest to provide such service in Montana, Utah, Washington, Wyoming, Colorado, Idaho, Iowa, Nebraska and North Dakota. Once authorized to provide long distance service, the RBOCs may have less incentive to be accommodating to us. In addition, these companies may limit the development of their systems that they were doing prior to being permitted to offer long distance services.

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

        We have experienced difficulties also with receiving payment from the incumbent local exchange carriers on reciprocal compensation, access charges, and other services provided by us to them. These balances in some instances may be significant and material. We have generally been able to reach mutually acceptable settlements of these amounts, but there can be no assurance that we will be able to do so in the future. If we are unable to reach settlement agreements for the incumbent local exchange companies to pay amounts owed to us, it could have a material adverse effect on us. In addition, some of our interconnection agreements allow the incumbent local exchange carriers to increase the security amount held by them. If we are forced by the local exchange companies to increase our security, this would reduce the amount of cash available for expenses of our business which could have a material adverse effect on our business.

        Our principal competitors for local services, the incumbent local carriers, and potential additional competitors, have advantages that may materially adversely affect our ability to compete with them. The telecommunications industry is highly competitive. In each of the markets targeted by us, we will compete principally with the incumbent local carrier serving that area. Many of our current and potential competitors in the local market have financial, technical, marketing, personnel and other resources, including brand name recognition, substantially greater than ours, as well as other competitive advantages over us. Incumbent local carriers also enjoy other advantages that may adversely affect our ability to compete with them, such as our need to purchase critical elements of our network from them. Incumbent local carriers are established providers of local telephone services to all or virtually all telephone subscribers within their respective service areas. Incumbent local carriers also have long-standing relationships with federal and state regulatory authorities. FCC and state administrative decisions and initiatives provide the incumbent local carriers with pricing flexibility for their:

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

        In addition, with respect to competitive access services, such as special access services as opposed to switched access services, the FCC recently granted incumbent local carriers increased pricing flexibility and deregulation for such access services after certain competitive levels are reached. If the incumbent local carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks or access to unbundled network elements, competitors such as us could be materially adversely affected. If future regulatory decisions afford the incumbent local carriers increased pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors such as us.

        We also face, and expect to continue to face, competition in the local market from other current and potential market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace such as AT&T, WorldCom and Sprint, and from other competitive local carriers, wireless carriers, resellers, competitive access providers, cable television companies, electric utilities, microwave carriers and private networks built by large end users. In addition, the development of new technologies could give rise to significant new competitors in the local market.

        Significant competition in providing long distance and Internet services could reduce the demand for and profitability of our services. We also face significant competition in providing long distance and Internet services. Many of these competitors have greater financial, technological, marketing, personnel and other resources than those available to us.

        The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint, wireless carriers and many smaller long distance carriers. Other competitors include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has granted approval to provide in-region long distance service to BellSouth and Verizon in all of their states; to SBC Communications in California, Texas, Oklahoma, Missouri, Arkansas and Kansas; and to Qwest in Montana, Utah, Washington, Wyoming, Colorado, Idaho, Iowa, Nebraska and North Dakota. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

        The Internet services market is highly competitive and there are limited barriers to entry. We expect that competition will continue to intensify. Our competitors in this market include Internet service providers, other telecommunications companies, online service providers, cable companies, and Internet software providers.

        Our need to comply with extensive government regulation can increase our costs and slow our growth. Our networks and the provision of telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon us.

        The FCC exercises jurisdiction over us with respect to interstate and international services. We must obtain, and have obtained through our subsidiary, Allegiance Telecom International, Inc., prior FCC authorization for installation and operation of international facilities and the provision, including by resale, of international long distance services.

        State regulatory commissions exercise jurisdiction over us because we provide intrastate services. We are required to obtain regulatory authorization and/or file tariffs at state agencies in most of the states in which we operate. If and when we seek to build our own network segments, local authorities regulate our access to municipal rights-of-way. Constructing a network and selling telephone equipment is also subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. In some states, we are required to obtain state contractor licenses. If we do not obtain such required licenses, we may be subject to fines and other penalties.

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

        Deregulation of the telecommunications industry involves uncertainties, and the resolution of these uncertainties could materially adversely affect our business. The Telecommunications Act of 1996 remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing, access to and pricing for unbundled network elements and other issues that could result in significant changes to the business conditions in the telecommunications industry. We cannot assure you that these changes will not have a material adverse effect upon us. On February 20, 2003, the FCC announced its decision in its triennial review of the obligations of incumbent carriers to provide competitors access to unbundled network elements. A brief summary of that decision is provided under "Regulation—Federal Regulation."

        We continue to monitor our network from a performance and cost perspective and as a result, our network optimization routines may have an adverse effect on our customers. Our engineering and operations organizations continually monitor and analyze the utilization of our network. As a result, they may develop projects to modify or eliminate network circuits that are underutilized. This ongoing process may result in limited network outages for a subset of our customers, adversely affecting our relationship with them and may increase our customer disputes and/or customer churn.

        Our past and future acquisitions may be difficult to integrate, disrupt our business, dilute our stockholders and divert management attention. We have acquired a number of companies as part of our business plan, especially companies that provide Internet and web hosting services. We may acquire or invest in additional businesses that we believe could complement or expand our business, augment our market coverage, enhance our service offerings or that may otherwise offer other opportunities. Acquisitions involve risks and present issues, including, among others:

  •
  the difficulty of integrating the acquired operations, including provisioning, billing and customer service systems;

  •
  the diversion of personnel from other business concerns and potential disruption of our ongoing business;

  •
  expectations of financial results not being met;

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

        Our stock has been extremely volatile. Our stock has experienced significant price and volume fluctuations, often times due to factors beyond our control. Given that our stock is thinly traded, sales by even a single large stockholder can materially decrease our market price. The market price for our common stock may continue to be subject to wide fluctuations in response to a variety of other factors, including but not limited to the following, some of which are beyond our control:

  •
  outcome or anticipated outcome of our recapitalization;

  •
  revenues and operating results of our company or other emerging communications companies failing to meet the expectations of securities analysts or investors or be in compliance with bank covenants in any period;

  •
  failure to successfully implement our business strategy;

  •
  changes in regulatory requirements or adverse regulatory orders or court decisions;

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

  •
  possible or actual de-listing from Nasdaq; or

  •
  events such as the September 11, 2001 terrorist attacks in the United States or war with other countries.

        Future sales of our stock by existing stockholders may adversely affect our stock price. As of March 26, 2003, we had 124,778,137 shares of common stock outstanding and 19,907,730 shares of common stock reserved for issuance upon exercise of outstanding stock options and warrants. Many of our outstanding shares are "restricted securities" under the federal securities laws, and such shares are or will be eligible for sale subject to restrictions as to timing, manner, volume, notice and the availability of current public information regarding Allegiance. Many of our outstanding shares are held by our founding management team and venture capital investors. Sales of substantial amounts of stock in the public market or sales of stock by our founding management team and venture capital investors, the perception that these sales could occur, could depress the prevailing market price for all of our securities. Sales of substantial amounts of stock by these stockholders in the public market may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that we deem appropriate and, to the extent these sales depress our common stock price, may also increase the amount of dilution suffered by existing stockholders in connection with any recapitalization which involves an exchange of debt for equity or equity-related securities or the offering of additional equity securities.

        Anti-takeover provisions in our charter and bylaws could limit our share price and delay a change of management. Our charter and bylaws contain provisions that could make it more difficult or even prevent a third party from acquiring our company without the approval of our incumbent board of directors. In addition, our credit facilities and some of our other agreements may discourage a change in control.

ITEM 2.    PROPERTIES

        We own or lease, in our operating territories, telecommunications property which includes:

  •
  owning switches and other telecommunications equipment;

  •
  leasing high capacity digital lines that interconnect our network together and with incumbent local carrier networks;

  •
  leasing high capacity digital lines that connect our switching equipment to our transmission equipment located in incumbent local carrier central offices;

  •
  leasing local loop lines which connect our customers to our network; and

  •
  leasing space in incumbent local carrier central offices for colocating our transmission equipment.

        We are headquartered in Dallas, Texas and lease offices and space in a number of locations, primarily for sales offices and network equipment installations. We own a parcel of land in Dallas, Texas, which is located next to our headquarters and such land is pledged to our senior lenders as security under our senior credit facilities. Our network operations control centers are located in Dallas, Texas and Greenbelt, Maryland. We have some leased facilities that we are not currently occupying (including as a result of our purchase of the Shared Technologies CPE assets from WorldCom in June 2002 and integration of the personnel working at those sites into our existing facilities) and are in the process of subleasing those facilities.

        We believe that our leased facilities are adequate to meet our current needs in our operational markets.

ITEM 3.    LEGAL PROCEEDINGS

        We are not party to any legal proceeding that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matter to a vote of our stockholders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR ALLEGIANCE TELECOM'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Market Information.    Our common stock is currently listed on the Nasdaq National Market. Our ticker symbol is "ALGX." We completed the initial public offering of our common stock in July 1998. Prior to July 1, 1998, no established public trading market for the common stock existed. The following table sets forth on a per share basis, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

	HIGH	LOW
Year ended December 31, 2001:
First quarter	$40.0000	$12.4375
Second quarter	22.1000	8.5000
Third quarter	15.8000	2.8000
Fourth quarter	9.8500	2.7400
Year ended December 31, 2002:
First quarter	9.6000	1.8800
Second quarter	2.9100	0.8500
Third quarter	1.7700	0.5200
Fourth quarter	2.0900	0.5800

        Please see the above discussion under "Risk Factors—If we are delisted from Nasdaq, the liquidity and market price of our common stock may be adversely affected."

        Stockholders.    There were 296 owners of record of Allegiance common stock as of March 26, 2003. This number excludes stockholders whose stock is held in nominee or street name by brokers and we believe that we have a significantly larger number of beneficial holders of common stock. On March 26, 2003, our common stock on the Nasdaq National Market closed at $0.34.

        Dividends.    We have never paid any cash dividends and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. In addition, our current financing arrangements effectively prohibit us from paying cash dividends for the foreseeable future. Our senior credit facilities prohibit us from paying cash dividends on our common stock and our indentures limit our ability to pay cash dividends on our common stock.

        Recent Sales of Unregistered Securities.    On August 24, 2001, we acquired Coast to Coast Telecommunications, Inc. through a subsidiary merger. As part of additional consideration required under the terms of the merger agreement and a settlement of post-closing issues, we issued 218,032 shares and 312,500 shares of our common stock to the former owner of Coast to Coast Telecommunications, Inc. on February 1, 2002 and December 3, 2002, respectively. On November 30, 2000, we acquired Jump.Net, Inc. through a subsidiary merger. As part of additional consideration required under the terms of the merger agreement, we issued 24,936 and 3,258 shares of our common stock to the former owners of Jump.Net, Inc. on January 28, 2002 and November 8, 2002, respectively. The shares issued in these transactions are subject to transfer restrictions imposed by the securities laws which are noted on the applicable stock certificates. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of that Act.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data (dollars in thousands, except share and per share information)

        The selected consolidated financial data presented below as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, were derived from our audited consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and audited consolidated financial statements and the notes thereto contained elsewhere in this report. The historical selected financial data may not be indicative of future performance and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this report.

	As of December 31,
Balance Sheet Data:
	2002	2001	2000	1999	1998
Cash and cash equivalents	$253,311	$374,084	$396,103	$502,234	$262,502
Short-term investments	30,955	25,232	261,856	23,783	143,390
Short-term investments, restricted(1)	—	—	12,952	25,518	25,543
Working capital(2)(3)	(288,880)	426,932	618,255	484,458	367,492
Property and equipment, net of accumulated depreciation	924,106	1,016,250	744,903	377,413	144,860
Long-term investments, restricted(1)	881	954	829	13,232	36,699
Total assets	1,441,218	1,774,843	1,668,839	1,033,875	637,874
Long-term debt(3)	639,691	1,013,184	566,312	514,432	471,652
Redeemable warrants	—	—	—	—	8,634
Stockholders' equity	43,724	608,076	958,485	443,616	110,430
Statement of Operations Data:	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999	Year Ended December 31, 1998
Revenues	$770,982	$516,888	$285,227	$99,061	$9,786
Network expenses	404,444	251,734	150,718	62,542	9,529
Selling, general and administrative expenses	438,158	377,387	252,368	140,745	46,089
Depreciation and amortization expense	282,143	256,685	130,826	55,822	9,003
Management ownership allocation charge	—	175	6,480	18,789	167,312
Non-cash deferred compensation expense	2,726	4,126	10,127	7,851	5,307
Goodwill impairment charge	114,722	—	—	—	—

Loss from operations	(471,211)	(373,219)	(265,292)	(186,688)	(227,454)
Interest income	6,594	15,665	56,969	31,354	19,918
Interest expense	(108,053)	(74,259)	(69,244)	(59,404)	(38,952)

Net loss	(572,670)	(431,813)	(277,567)	(214,738)	(246,488)
Accretion of redeemable preferred stock and warrant values	—	—	—	(130)	(11,972)

Net loss applicable to common stock	$(572,670)	$(431,813)	$(277,567)	$(214,868)	$(258,460)

Net loss per share, basic and diluted(4)	$(4.88)	$(3.82)	$(2.58)	$(2.37)	$(7.02)

Weighted average number of shares outstanding, basic and diluted(4)	117,349,242	113,115,871	107,773,112	90,725,712	36,825,519
Other Financial Data:
Net cash used in operating activities	(68,288)	(215,636)	(102,552)	(111,483)	(20,697)
Net cash used in investing activities	(169,842)	(157,884)	(716,708)	(152,217)	(315,743)
Net cash provided by financing activities	117,357	351,501	713,129	503,432	593,216
Capital expenditures	(129,896)	(364,396)	(430,817)	(257,966)	(110,741)
Gross margin(5)	47.5%	51.3%	47.2%	36.9%	2.6%

(1)
Reflects the purchase of U.S. government securities which were placed in a pledge account to fund the first three years' interest payments on the 12 7/8% senior notes due 2008. The first semi-annual installment was paid in November 1998. The securities are stated at their accreted value, which approximates fair value, and are classified as either short-term or long-term based upon their respective maturity dates. Long-term investments also includes certificates of deposit held as collateral for letters of credit issued on our behalf.

(2)
Working capital was calculated as total current assets, less restricted short-term investments, less total current liabilities.

(3)
Reflects the reclassification of long-term debt to current portion of long-term debt at December 31, 2002 to reflect the effect of the reduction in long-term debt as required under the interim amendment dated November 27, 2002 to our senior credit agreement.

(4)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a facilities-based national local exchange carrier that provides telecommunications services to business, government and other institutional users in major metropolitan areas across the United States. We offer an integrated set of telecommunications products and services including local, long distance, Internet, data colocation, web hosting and customer premise equipment sales and maintenance services. Our principal competitors are the incumbent local exchange carriers (also known in the industry as the "ILECs"), as well as long distance carriers and other integrated communications providers.

        We began operations in late 1997 with an objective to grow rapidly and establish our company as a national communications provider covering the major metropolitan areas across the United States. By the end of 2001, we had completed the network rollout in our 36 targeted markets: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Ontario/Riverside, CA, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains, NY.

        We use multiple technologies in our network and a mixture of leased and owned facilities at the edge of the communications network in order to most effectively serve our customer base where it is physically located. Management's focus is on providing facilities-based services, and we generally provide services via resale on a limited basis. We do not use what is known as the unbundled network element platform ("UNE-P") to deliver services, except in a small number of sales where our facilities-based services would not be practicable or as an interim measure until the resold services can be converted to facilities-based services. UNE-P is a method where a carrier can lease all elements of a service from an incumbent local carrier, including the switching equipment. As of December 31, 2002, over 95% of our lines in service were provided over our own network facilities. The services that we provide over our own network generate higher margins than services provided by other carriers that are resold by us. Consistent with our facilities-based approach, we install voice and data aggregation and switching equipment in our own premises. We also install voice and data aggregation equipment in the central offices or "hubs" of the existing local incumbent carrier's networks, also known as colocation. This voice and data aggregation equipment connects directly to customers through the "local loop," which consists of the existing copper wire and fiber running from the central offices to each customer location. The local loop is owned by the incumbent carriers but can be leased by competitive carriers under the terms of the Telecommunications Act of 1996. Our local loop presence provides us with a flexible platform for delivering traditional voice and data access services to end-user customers. We connect our colocations to our main switching center in each market by either leasing additional network elements from the incumbent carriers and other providers on a short-term basis or by using dedicated fiber on a long-term basis. We have increasingly focused on dedicated fiber because of the growth of our customer base and traffic volume as well as its reliability.

        As we have developed our local networks to service end-user customers, we have also attempted to capitalize on our expertise and investment at the edge of the network and in our intercity Internet backbone. We have leveraged our network assets by providing network solutions to other service providers, primarily the leading national and regional Internet providers. These national network providers have end-user customers but do not generally have the facilities and expertise to directly access these customers in all relevant geographic areas through the local loop. Many of these providers focus on the residential Internet access market.

        We devoted most of 2002 to completing the buildout of our networks in our markets by building out colocations, completing dedicated local fiber transport facilities and upgrading and transitioning our customers to our nationwide, Tier 1 Internet backbone. In the third quarter of 2002, as we substantially completed our nationwide network as well as the implementation of our next generation intercity Internet backbone, we entered a slower operational growth phase, with significantly lower capital expenditures. Consistent with our senior credit facilities covenants, we shifted our focus in the second half of 2002 from high revenue growth to profitability and positive cash flow. As we change our focus in this manner, we have reduced our sales and network expansion related headcount, we have eliminated and will continue to eliminate less profitable products and services, and we have and will continue to optimize the utilization of our existing network assets. Our 2002 results reflect the impact of this reorientation of our operations and we anticipate that our 2003 results will also reflect this change in focus, as we continue to optimize our network, our customer base and the composition of our workforce.

        The following discussion and analysis relates to our financial condition and results of operations for the years ended December 31, 2002, 2001, and 2000. This information should be read in conjunction with the consolidated financial statements and notes to those financial statements contained in this Form 10-K, as well as the section captioned "Risk Factors" in this Form 10-K.

RESULTS OF OPERATIONS

Revenues

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        For the years ended December 31, 2002 and 2001, we generated revenues of approximately $771.0 million and $516.9 million, respectively. This 49.2% increase in revenues is attributable to an increase in the number of customers and services and products sold (including through acquisitions and the addition of additional markets during the year ended December 31, 2001); specifically, our revenue growth during the year ended December 31, 2002 was enhanced by our acquisitions from WorldCom, Inc. of (a) the Internet backbone assets of Intermedia Business Internet in December 2001 and (b) the customer premise equipment sales and customer premise equipment maintenance businesses, also known as Shared Technologies Fairchild, in June 2002. During the year ended December 31, 2002, our revenue growth was impacted by (a) decreases in interconnection revenues due to dispute settlements and regulatory rate reductions, (b) decreases in our web hosting revenues as we continued to curtail that product line, (c) decreases in our Internet access revenues associated with our ongoing integration of the backbone assets of Intermedia Business Internet (which we purchased from WorldCom in December 2001), (d) churn and (e) decreases in our sales force. Our focus has shifted from high revenue growth to profitability and we do not anticipate the level of revenue growth that we have experienced in the past. Future revenue growth will depend on our ability to add new customers in a competitive market place, retain existing customers and manage churn, increase customer usage and sell additional services to our existing customers. We believe that managing our churn is one of our biggest challenges. The amount of churn directly impacts our revenues. See the discussion of line churn under the caption "Liquidity and Capital Resources" below.

        Local voice service revenues for the years ended December 31, 2002 and 2001 were $369.1 million and $326.2 million, respectively. Local voice service revenues as a percent of total revenues has decreased from approximately 63% for the year ended December 31, 2001 to approximately 48% for the year ended December 31, 2002. Local voice service revenues consisted of:

  •
  the monthly recurring charge for basic local voice service;

  •
  usage-based charges to end-users for local and toll calls in certain markets;

  •
  charges for services such as call waiting and call forwarding;

  •
  certain non-recurring charges, such as set-up charges; and

  •
  interconnection revenues from switched access charges to long distance carriers and reciprocal compensation charges to other local carriers.

        We expect local voice service revenues to continue to decrease from period to period as a percent of total revenues, as a result of our increasing focus on integrated voice, data and customer premise equipment sales and services, the resolution of certain regulatory disputes and uncertainties and lower rates for interconnection revenues as mandated by our negotiated agreements with carriers, the FCC and certain states. Specifically, we expect that switched access revenues and reciprocal compensation revenues will continue to decrease. See the discussion under "Risk Factors," which contains a detailed discussion of the risks and uncertainties associated with our local voice revenues.

        Long distance service revenues for the years ended December 31, 2002 and 2001 were $47.6 million and $29.5 million, respectively. Long distance service revenues as a percent of total revenues has remained consistent at approximately 6% for the years ended December 31, 2002 and 2001. We expect that our long distance revenues will increase in absolute dollars over time.

        Data revenues, including revenues generated from Internet access, web hosting and high-speed data services, for the years ended December 31, 2002 and 2001 were $275.6 million and $161.2 million, respectively. Data revenues as a percent of total revenues has increased from approximately 31% for the year ended December 31, 2001 to approximately 36% for the year ended December 31, 2002. We expect data revenues to continue to increase on an absolute basis despite the negative trends discussed below, (a) as we expand our data offerings to existing local and long distance voice customers and to customers of our equipment sales and maintenance businesses, (b) as we increase our offerings of integrated services that combine voice and data services and (c) as more small and medium-sized businesses turn to the Internet to enhance their productivity. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of data offerings.

        The rate of growth in our data revenues has been affected by negative trends. We believe that the demand for high-end web hosting services has decreased in response to a general economic slowdown. Moreover, an over capacity of data center space has decreased prices for these high-end services. High-end services include dedicated hosting services where we provide the customer with a dedicated computer server in our data centers and colocation services where we provide data center space and services for a customer who locates its own computer server on our premises. We believe that the general economic slowdown has caused a deterioration in our shared hosting business as well.

        Similarly, the demand for services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand. The resulting financial hardship has lessened the number of these types of network service providers. During 2000, we signed a long-term contract to provide an integrated network solution and certain services to Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. Our contract was established specifically to support Genuity's customer contracts, including that with America Online. The contract term expires on December 31, 2006. In August 2002, we amended the agreement to, among other things, increase Genuity's commitment and change the payment schedule. Under the amended agreement, Genuity committed to pay us an aggregate of $563.0 million over the term of the contract, subject to our performance under and the other terms and conditions of the contract. The contract contains specific provisions that allows Genuity to decrease its purchase commitment, including but not limited to, Genuity experiencing a business downturn. The agreement also provides that if we receive a going concern qualification or experience an event of default as defined under our senior credit agreement, (a) Genuity may exercise an option to purchase all of the dedicated assets and infrastructure used by us to provide the integrated network solution to Genuity and (b) Genuity would still be required to continue to purchase certain services from us for the remainder of the term of the agreement. If Genuity exercises its option, Genuity would be required to pay (1) for the dedicated assets, the remaining undepreciated value of the dedicated assets (as reflected on our books at the time of exercise of the option) and (2) for the certain services, the remaining overall value of the agreement less the amounts paid to purchase the dedicated assets and infrastructure.

        For the years ended December 31, 2002 and 2001, revenues from the Genuity contract were $90.3 million and $46.8 million, respectively. Genuity accounted for 12% and 9% of our total revenues for the years ended December 31, 2002 and 2001, respectively, and 33% and 29% of our data revenues for the same periods. Our Integrated Network Solution Purchase Agreement with Genuity has recently been assigned by Genuity to Level 3 Communications, Inc. We anticipate that Level 3 will continue to be our largest customer for the foreseeable future. We have recently received letters from Level 3 claiming, among other things, that we failed to meet certain performance warranties; that such failures were continuing; that Level 3 was offsetting its next purchase price payment by approximately $18.8 million; and that if such alleged failures continued, Level 3 could terminate the contract. We do not believe that we failed to meet the performance warranties alleged by Level 3 and have asked Level 3 to investigate the facts surrounding these issues. Level 3 has since withdrawn these letters and acknowledges that additional investigation is necessary to determine whether we failed to meet those performance warranties, but Level 3, however, reserved its rights to pursue any claims under our contract. Our failure to meet the performance warranties under this contract may allow Level 3 to offset future payments to us and, if such failure continued for an extended period of time, Level 3 could terminate the contract. The resulting reduction in revenue and/or loss of this customer contract would have a material adverse effect on our business. We are negotiating with Level 3 to change certain service level warranties, remedies and penalties under this contract that would increase our performance requirements in exchange for less punative remedies and penalties and a relinquishment of all claims for prior penalties and credits relating to our performance. We can provide no assurances that these negotiations will be successfully concluded.

        Notwithstanding these trends and uncertainties, we expect continued demand by small and medium sized business customers for dedicated access to the Internet and integrated services. Indeed, our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access loop remains our fastest growing product offering. During the year ended December 31, 2002, Integrated Access Service represented approximately 43% of our net additional lines in service for the year. We believe that line churn rates (the rate at which customers disconnect their lines) for this type of service is lower than that of our local voice service. One of the challenges we face in this area is ongoing network efficiency and service delivery improvements to retain the competitive advantages of this service offering.

        During the year ended December 31, 2002, we acquired substantially all of the assets and assumed certain liabilities of the customer premise equipment sales and customer premise equipment maintenance businesses, also known as Shared Technologies Fairchild, from WorldCom. We believe the acquisition of these businesses enhances our ability to offer additional services to our customers. Further, we believe this acquisition presents an opportunity to cross-sell our other integrated telecommunications services to the customers of these acquired businesses. Customer premise equipment sales and maintenance revenues were $78.7 million for the year ended December 31, 2002. Customer premise equipment sales and maintenance revenues as a percent of total revenues is approximately 10% for the year ended December 31, 2002.

        As part of our overall business strategy, we have had discussions and plan to have discussions concerning potential acquisitions of providers of telecommunications and Internet services. We believe that investment capital for many of these providers is either unavailable or very difficult to obtain and, as a result, has created some attractive opportunities for us to acquire customers and businesses through acquisitions. While there can be no assurances that we can take advantage of these opportunities, our ability to take advantage of these opportunities, is dependent on a number of factors, including the market value and liquidity of our common stock and access to capital (because we use our stock and cash as consideration for acquisitions) and limitations in our financing agreements.

Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        For the years ended December 31, 2001 and 2000, we generated revenues of approximately $516.9 million and $285.2 million, respectively. The increase in revenues is attributable to an increase in the number of customers (including through acquisitions).

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

        During the year ended December 31, 2001, we acquired the stock of Adgrafix Corporation, an Internet-based, web hosting applications specialist based in the Boston area and Coast to Coast Telecommunications, Inc., a Detroit-based provider of local and long-distance telecommunications services. We also acquired certain assets of HarvardNet, Inc., an Internet-based, web hosting applications specialist, and the assets of Intermedia Business Internet, a Tier I Internet service provider. During the year ended December 31, 2000, we completed the acquisitions of CONNECTnet Internet Network Services, InterAccess Co., CTSnet and Jump.Net, Inc., regional Internet service providers, and of Virtualis Systems, Inc., an Internet-based, web hosting applications specialist. We have recognized the revenues earned since the closing of each of these acquisitions in our consolidated statement of operations for the years ended December 31, 2001 and 2000.

Network Expenses

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        For the years ended December 31, 2002 and 2001, network expenses were $404.4 million and $251.7 million, respectively; network expenses related to the Shared Technologies business included in the year ended December 31, 2002 were $47.9 million. Network expenses as a percentage of total revenues increased from 49% for the year ended December 31, 2001 to 52% for the year ended December 31, 2002. The increase in network expense is consistent with the deployment of our networks and initiation and growth of our services during 2001 and 2002. While there can be no assurance that we will be successful in creating operating efficiencies, we expect to continue to control costs and that network expenses as a percentage of total revenues will reduce over time.

        Gross margin has decreased from 51% for the year ended December 31, 2001 to 48% for the year ended December 31, 2002. This decrease in gross margin was related to the lower margin contributed by our customer premise equipment sales and maintenance businesses, the loss of the Qwest managed modem port revenues when Qwest terminated its managed modem services contract with us in June 2002 and FCC-mandated decreases in interconnection revenues. Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to improve as our revenues increase and as we realize cost efficiencies in our network expenses.

        Network expenses include:

  •
  the cost of leasing local loop lines which connect our customers to our network;

  •
  the cost of leasing high-capacity digital lines that interconnect our network and with the networks of the incumbent local exchange carriers;

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

  •
  maintenance expenses for dark fiber;

  •
  the cost of customer premise equipment which has been sold by us and the cost of providing maintenance services on such equipment;

  •
  the cost of Internet transit and transport; and

  •
  the cost of leasing certain portions of our nationwide Internet network.

        Network expenses do not include an allocation of our depreciation or amortization expenses.

        The costs to lease local loop lines, high-capacity digital T-1 loop lines, and high-capacity digital interoffice facilities from the incumbent local exchange carriers vary by carrier and by state and are regulated under the Telecommunications Act of 1996. In virtually all areas, we lease local loop lines and high-capacity digital T-1 loop lines from the incumbent local exchange carriers to connect our customers' premises to our transmission equipment colocated in the central offices of the incumbent carriers. In the areas of low density and traffic in the metropolitan areas that we serve, we also depend on the incumbent local exchange carriers to provide us high-capacity digital interoffice facilities to connect our switch to our transmission equipment colocated in the incumbents' central offices. In the areas of high density and traffic in our markets, in addition to the incumbent carriers, there are other carriers from whom we lease high-capacity digital interoffice facilities; we can generally lease those interoffice facilities at lower or comparable prices and with higher network reliability than those interoffice facilities provided by the incumbent local exchange carriers. We have increasingly focused on obtaining these high capacity digital interoffice facilities on dedicated fiber. Even in areas of high density and traffic in our markets, however, the incumbent local exchange carriers are sometimes the only available source of high-capacity digital interoffice facilities.

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

        We incur "reciprocal compensation" costs in providing both voice and data services and expect reciprocal compensation costs to be a major portion of our cost of services. We must enter into an interconnection agreement with the incumbent local exchange carrier in each market to make widespread calling available to our customers and these agreements are approved by the state regulatory agency. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks. Generally, a carrier must compensate another carrier when a local call by the first carrier's customer terminates on the other carrier's network. These reciprocal compensation costs are a variable cost that will grow as our customers' outbound calling volume grows. Over time, the rates for reciprocal compensation have decreased and in some of our markets, we exchange local traffic with the incumbent local carrier on a bill-and-keep basis (which generally means that neither carrier pays for the traffic that moves across the other carrier's network). We also incur switched access charges for intrastate toll traffic we exchange with other carriers. The rates for intrastate access traffic are regulated by state authorities and are usually contained in carriers' access tariffs.

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

Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        For the years ended December 31, 2001 and 2000, network expenses were $251.7 million and $150.7 million, respectively. The increase in network expenses was consistent with the deployment of our networks and initiation and growth of our services during 2001 and 2000. Gross margin increased from approximately 47% for the year ended December 31, 2000 to approximately 51% for the year ended December 31, 2001.

Selling, General and Administrative Expenses

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        Selling, general and administrative expenses increased to $438.2 million for the year ended December 31, 2002 from $377.4 million for the year ended December 31, 2001, partially due to $26.9 million of selling, general and administrative expenses relating to the Shared Technologies business that we purchased in June 2002. Selling, general and administrative expenses as a percentage of total revenues decreased from 73% for fiscal year ended December 31, 2001 to 57% for fiscal year ended December 31, 2002. This decrease is partially due to an increase in our total revenues, our cost containment efforts (including a decrease in our headcount) and the achievement of certain economies of scale as we have grown the business. Selling, general and administrative expenses include salaries and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, investor and media relations, insurance, professional fees and bad debt expense. As a result of our transition from rapid revenue growth to a plan geared towards reducing cash used in operations and achieving positive cash flow, we reduced headcount, including the number of sales teams during the second half of 2002. Our total headcount decreased from 4,140 at December 31, 2001 to 3,814 at December 31, 2002. As of December 31, 2002, the sales force, including sales managers and sales administrators, had decreased to 1,118 from 1,584 as of December 31, 2001. Absent an acquisition, we expect selling, general and administrative expenses to decrease as a percentage of revenues as we focus on reducing cash used, integrating our operations and achieving economies of scale in our business.

        We are exposed to financially distressed telecom carriers, most notably WorldCom, Inc., which filed for bankruptcy protection on July 21, 2002. Selling, general and administrative expenses for the year ended December 31, 2002 include bad debt expenses totaling $8.4 million, a majority of which is related to bad debt expense associated with exposure to WorldCom. We have significant set-off rights against WorldCom and are currently negotiating with WorldCom to resolve these set-off issues.

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

Depreciation

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        During the years ended December 31, 2002 and 2001, depreciation expense was $248.8 million and $188.3 million, respectively. Such increase was consistent with the continued deployment of our networks and initiation of services in new markets during 2001.

Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        During the years ended December 31, 2001 and 2000, depreciation expense was $188.3 million and $104.2 million, respectively. Such increase was consistent with the deployment of our networks and initiation of services in 36 markets by December 31, 2001.

Amortization of Goodwill and Purchased Intangibles

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        In connection with the acquisitions completed since inception, we assigned an aggregate of $62.8 million of the purchase price to customer lists. These intangible assets are being amortized over their estimated useful lives of one to three years. For the years ended December 31, 2002 and 2001, we recorded $33.4 million and $12.0 million of amortization of customer lists.

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 (1) requires that goodwill balances no longer be amortized and

(2) expands the classifications of other intangible assets and provides guidance for estimating the expected useful lives of these assets. Prior to the adoption of SFAS 142, we recognized amortization on the goodwill recorded in connection with our business acquisitions. The expense associated with amortization of goodwill in the year ended December 31, 2001 was $55.2 million. Additionally, prior to the adoption of SFAS 142, we assigned an aggregate of $3.3 million to acquired workforces. We recorded $1.2 million of amortization of these intangible assets during the year ended December 31, 2001. The acquired workforce intangibles are no longer being amortized and the net book value of these intangibles was reclassified as goodwill on January 1, 2002 upon the adoption of SFAS 142.

        We are required to periodically assess our goodwill for impairment under the provisions of SFAS No. 142. We identified one reporting unit, as defined in SFAS No. 142. As outlined in the authoritative literature, our assessment of whether our goodwill has been impaired is based on our estimate of the fair market value of the reporting unit using a model which considers both a discounted future cash flow analysis and market capitalization data. Upon adoption of SFAS No. 142 on January 1, 2002, our assessment did not indicate an impairment in our goodwill intangible. However, during the six months ended June 30, 2002, our market capitalization remained at a level well below our book value. As this decline in our market capitalization indicates that a potential reduction in the value of our goodwill exists, we performed an interim valuation as of June 30, 2002 using a valuation model which considers both a discounted future cash flow analysis and market capitalization data. This valuation indicated that an impairment of our goodwill existed as of June 30, 2002. Accordingly, we recorded a charge of $114.7 million during 2002, reflecting the amount of impairment as of June 30, 2002 to eliminate our goodwill intangible.

        Our purchase price allocation for certain acquisitions made in 2002 is subject to post acquisition due diligence of the acquired entities and may be adjusted as additional information is obtained.

Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        In connection with the acquisitions completed from inception through December 31, 2001, we assigned an aggregate of $62.8 million and $3.3 million of the purchase price to customer lists and acquired workforces, respectively. We also recorded an aggregate of $190.7 million of goodwill. Each of these intangible assets and goodwill acquired before June 30, 2001 was amortized over an estimated useful life of one to three years. For the years ended December 31, 2001 and 2000, we recorded $55.2 million and $22.3 million of amortization for goodwill, $12.0 million and $4.0 million of amortization of customer lists and $1.2 million and $0.4 million of amortization of acquired workforces, respectively.

Management Allocation Charges and Deferred Compensation Expenses

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        We amortized $0.2 million of the deferred management ownership allocation charge, a non-cash charge to income, for year ended December 31, 2001. Our original private equity fund investors and original management team investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, an entity that owned substantially all of our outstanding capital stock prior to our initial public offering of common stock. As a result of that offering, the assets of Allegiance Telecom, LLC, which consisted almost entirely of such capital stock, were distributed to the original fund investors and management investors in accordance with the Allegiance Telecom, LLC limited liability company agreement. This agreement provided that the equity allocation between the fund investors and management investors would be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. We recorded the increase in the assets of Allegiance Telecom, LLC allocated to the management investors as a $193.5 million increase in additional paid-in capital. This transaction was recorded during the third quarter of 1998. Of this charge, we recorded

$122.5 million as a non-cash, non-recurring charge to operating expense and $71.0 million as a deferred management ownership allocation charge. This deferred charge was fully amortized as of March 31, 2001.

        For the years ended December 31, 2002 and 2001, we recognized $2.7 million and $4.1 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and grants of stock options and restricted common shares to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

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

Interest Expense and Interest Income

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        For the years ended December 31, 2002 and 2001, interest expense was $108.1 million and $74.3 million, respectively. The increase in interest expense is primarily due to the interest expense associated with the draw down of $350 million and $135.3 million of our senior secured credit facilities in September 2001 and June 2002, respectively. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. The amount of interest capitalized for the years ended December 31, 2002 and 2001 was $6.1 million and $16.9 million, respectively.

        Interest income for years ended December 31, 2002 and 2001 was $6.6 million and $15.7 million, respectively. Interest income results from short-term investments, cash and cash equivalents and from U.S. government securities, which we purchased and placed in a pledge account to secure the semi-annual payments of interest through May 2001 on the 12 7/8% notes. Interest income during the year ended December 31, 2001 is greater than for the year ended December 31, 2002 because we had additional cash invested in interest-bearing instruments and because of higher average interest rates.

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

Operating Losses and Adjusted EBITDA Losses

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        Our loss from operations for the years ended December 31, 2002 and 2001 was $471.2 million and $373.2 million, respectively.

        Management uses the measure of adjusted earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA" as a way of measuring the performance of our company. In calculating adjusted EBITDA, we also exclude the recurring non-cash charges to operations for the management ownership allocation charge, deferred compensation expense, and goodwill impairment charges totaling $117.4 million and $4.3 million for the years ended December 31, 2002 and 2001, respectively. For capital intensive businesses like ours, with high initial capital investments required prior to fully utilizing network assets with customer traffic, adjusted EBITDA is used by our management to monitor progress toward profitability from operations until adequate scale is achieved to realize positive operating income. In addition, our free cash flow covenant in our amended senior credit agreement is based on the EBITDA metric and therefore is used by management to assess compliance with that covenant. Adjusted EBITDA is not derived pursuant to generally accepted accounting principles, and therefore should not be construed as an alternative to operating income (loss), as an alternative to cash flows from operating activities, or as a measure of liquidity. EBITDA as used in this report may not be comparable to similarly titled measures reported by other companies due to definitional differences. We had adjusted EBITDA losses of $71.6 million and $112.2 million for the years ended December 31, 2002 and 2001, respectively. Below is a reconciliation between loss from operations and adjusted EBITDA:

	Year Ended December 31,
	2002	2001	2000
	(in millions)
Loss from operations	$(471.2)	$(373.2)	$(265.3)
Less:
Depreciation and amortization	282.2	256.7	130.8
Non-cash deferred compensation	2.7	4.1	10.1
Management ownership allocation charge	—	0.2	6.5
Goodwill impairment charge	114.7	—	—

Adjusted EBITDA	$(71.6)	$(112.2)	$(117.9)

Year Ended December 31, 2001 compared with Year Ended December 31, 2000

        Our loss from operations for the years ended December 31, 2001 and 2000 was $373.2 million and $265.3 million, respectively.

        We had adjusted EBITDA losses of $112.2 million and $117.9 million for years ended December 31, 2001 and 2000, respectively. In calculating adjusted EBITDA, we also exclude the recurring non-cash charges to operations for the management ownership allocation charge and deferred compensation expense totaling $4.3 million and $16.6 million for the years ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2002, we had approximately $284.3 million of unrestricted cash and short-term investments, compared with $399.3 million of unrestricted cash and short-term investments as of December 31, 2001. The 29% decrease from year-end 2001 to year-end 2002 is primarily due to the funding of our operating losses, interest payments on debt, capital expenditures, and working capital requirements, partially offset by proceeds from our draw of $135.3 million of the senior secured credit facilities in June 2002 and cash generated from investments.

        As of December 31, 2002 and December 31, 2001, we had approximately $1,201.2 million and $1,016.3 million of total indebtedness (including debt under our senior credit facilities, two series of bonds, and capital lease obligations). As discussed in more detail under the caption "Senior Secured Credit Agreement" below, on November 27, 2002, we entered into an amendment to our senior credit agreement that, among other things, requires us to reduce total indebtedness to no more than $645 million by April 30, 2003. If we cannot obtain a waiver from our senior lenders or reduce our debt as required, our senior lenders may request the immediate repayment of all outstanding amounts under our senior credit agreement. $561.5 million and $3.1 million of our total indebtedness is included in current liabilities at December 31, 2002 and 2001, respectively. We do not have any off-balance sheet financing arrangements, special purpose entities or asset securitizations.

        Our existing cash and short-term investment balances will decline further during fiscal 2003. Historically, our financing plan has been predicated on the pre-funding of each market's expansion to positive free cash flow. Given the continued poor economic environment as well as the instability and bankruptcies of customers and others in the telecom industry and their subsequent negative impact on our performance in 2002, however, we no longer believe that we have raised the capital necessary to build and operate our network in each of our 36 markets to the point at which operating cash flow from the market is sufficient to fund its ongoing operating costs and capital expenditures. If our revenue, line churn and other financial forecasts prove to be accurate, we believe our cash on hand will be sufficient to fully fund our operations, planned capital investments and debt service for approximately 18 to 24 months. As a result, as described below, we have agreed under the terms of an amendment to our senior credit agreement, to reduce our debt from current levels to no more than $645 million by April 30, 2003. A reduction to this level, however, may still be insufficient to fully fund our operations, planned capital investments and debt service even if we do achieve our current forecasts and financial plans. Thus, we are considering a potential further reduction in our debt as part of our recapitalization and/or a material modification to the amortization schedule for our senior secured debt. One result of any such recapitalization would be a substantial reduction in the value of our high yield debt securities and common stock, potentially to zero. Please see the discussion below under the caption "Senior Secured Credit Agreement" and above under the caption "Risk Factors."

        We cannot assure you that our current estimates for required funding are accurate. We may need to seek additional capital in the future to refinance some of our existing debt and/or expand our business. Sources of additional financing may include vendor financing, bank financing and/or the private or public sale of our equity or debt securities. We cannot assure you, however, that such financing will be available at all or on terms acceptable to us, or that our estimate of additional funds required is accurate. Our common stock closed at $0.34 on March 26, 2003; with our stock trading at these levels, it is unlikely that we will be able to seek funding from the public equity markets. In addition, in light of adverse developments in the general economy and specifically the telecommunications industry, it may be extremely difficult to obtain vendor financing, bank financing or other public/private funding necessary to continue funding our business. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

  •
  the cost of the development and operation of our networks in each of our markets;

  •
  a change in or inaccuracy of our development plans or projections;

  •
  the extent of price and service competition for telecommunications services in our markets;

  •
  the demand for our services and rate of line churn;

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

  •
  the ability of our suppliers to provide the facilities, equipment and services in accordance with our schedule;

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

        Our financial projections are based on forecasts of, among other things, customer demand and line churn, i.e. the rate at which customers discontinue their lines. Customers leave our service for a variety of reasons, including but not limited to, the customer: (a) leaving our service area, (b) going out of business or downsizing its business, (c) being unhappy with our service, (d) general market conditions, (e) leaving for better pricing, and (f) needing a different telecom solution that we do not provide.

        In the fourth quarter 2002, the average retail line churn was 4.1% and including wholesale, our average line churn was 2.6%. Line churn is the number of voice grade equivalent lines (for example, a fully-utilized data T-1 counts as 24 lines) that are disconnected each month divided by the total number of voice grade equivalent lines that we have in service at the beginning of that month. The line churn is difficult to forecast and remains one of the specific challenges that we are focused on. We expect that retail line churn as well as retail and wholesale line churn will range between 2% to 3% in 2003. We expect retail and wholesale line churn to improve in 2004 and beyond. We have responded to high line churn with many customer retention initiatives including, back office improvements, roll out of Singl.eView billing system, proactive contact with customers, and root cause resolutions. The above churn metrics do not include churn related to businesses such as Shared Technologies, Allegiance Business Internet access services, wholesale, or web hosting. We can provide no assurances that we will be able to effectively manage or reduce our line churn. If we are unable to do so, this will materially affect our business, revenues and liquidity.

        Decreased customer demand may also stem from uncertainty of the industry in which we compete and the general economy. Many of our competitors have declared bankruptcy, de-listed from the public securities markets and/or identified financing problems. Some of our potential customers as well as current customers have expressed concerns about our financial stability in light of the general economy and the telecommunications industry in general. We believe customer perception will continue to have an impact on our ability to attract and retain customers. Moreover, our customers may not purchase additional services and may cancel existing services as a result of general economic conditions or our specific financial condition, including the independent auditors' report for 2002 that cites conditions which raise substantial doubt about our ability to continue as a going concern.

        For the years ended December 31, 2002 and 2001, we made capital expenditures of $129.9 million and $364.4 million, respectively. As of December 31, 2002, we had transmission equipment colocated in 849 central offices. Pursuant to our business plan, we expect to use approximately $50 million to $60 million for capital expenditures in 2003. We expect to fund our capital expenditures with available cash and future cash flow.

        In April 2000, we executed a master procurement agreement with Lucent Technologies Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contains a three-year $350 million purchase commitment. In July 2001, we amended this agreement to extend the term to six years. Under the amended agreement, we must complete purchases totaling $100 million by December 31, 2000, an aggregate of $160 million of purchases by September 30, 2001, an aggregate of $210 million by December 31, 2002, an aggregate of $257 million by December 31, 2003, an aggregate of $304 million by December 31, 2004, and the full $350 million of aggregate purchases on or before December 31, 2005. In 2002, Lucent waived $50 million of the $210 million purchase commitment for 2002 in exchange for a purchase commitment by us of approximately $13.1 million of telecom equipment. We purchased the $13.1 million of telecommunications equipment and have satisfied the purchase commitment for 2002. As of December 31, 2002, the remaining commitment under this agreement is approximately $123.8 million. The agreement provides that, subject to certain conditions, if we do not meet the required purchase milestones, we will be required to provide cash settlement in an amount equal to the shortfall. During the term of the contract, such shortfall payments may be applied to future purchases in the next succeeding year. Given the change in focus in our business to achieving profitability, we are in the process of renegotiating this contract with Lucent. There can be no assurance that we will be successful in renegotiating this contract. Our agreement with Lucent is publicly available in our filings with the SEC and should be reviewed in its entirety to gain a full understanding of its terms.

        We have purchased dedicated fiber rings in 24 of our markets. As of December 31, 2002, we had dedicated fiber rings in operation in 24 markets including Austin, Baltimore, Boston, Chicago, Dallas, Denver, Detroit, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, San Francisco, St. Louis, Seattle, Washington, D.C., and White Plains. We have also acquired long-haul point to point fiber connectivity between several markets in the northeast corridor. Our cost of fiber includes both the amounts we pay to the fiber provider as well as the cost of the electronic equipment that we purchase and install to make the fiber operational. As of December 31, 2002, our total costs have been $150.7 million, and we are committed to spend an additional $157.5 million for this fiber, which will be incurred over the life of these existing fiber supply arrangements ending in 2022. We plan to fund this cost with our available cash and future cash flow.

Contractual Obligations

        The following summarizes some of our future financial commitments at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 Years
	(dollars in millions)
Long-term debt(1)(2):
Principal payments	$1,120	$556	$228	$242	$94
Interest payments	479	79	198	163	39
Capital lease obligations, including interest(3)	172	14	26	23	109
Operating leases	204	31	56	49	68
Other material long-term obligations(3)	137	39	98	—	—

Total contractual cash obligations	$2,112	$719	$606	$477	$310

(1)
Long-term debt consists of our 11 3/4% senior notes, 12 7/8% senior notes and our senior secured credit facilities. As discussed in more detail below, under our senior credit agreement, we are required to reduce our total outstanding debt to a level not exceeding $645 million on or before April 30, 2003. The "less than 1 year" column includes the amount of debt that is required to be reduced by April 30, 2003. However, interest payments outlined in the above table do not take into account any such debt reduction, as the specific components and amounts are not yet known. Instead, interest payments include all scheduled interest payments assuming all debt remains outstanding until its original contracted amortization or maturity date.

(2)
As discussed in more detail below, a default under our senior credit agreement or our indentures could cause the debt under these financing arrangements to become immediately due and payable. In addition, in the event of a change of control, as defined in our indentures, we will be required to make an offer to repurchase all of our 12 7/8% senior notes and 11 3/4% senior notes at a purchase price equal to 101% of the aggregate principal amount thereof and 101% of their accreted value, respectively, together with accrued and unpaid interest thereon, to the date of repurchase. A change of control, as defined in our senior credit agreement, could cause the debt under that agreement to become immediately due and payable. No adjustment that might result from the potential impact of these acceleration events is reflected in this table.

(3)
Does not include future obligations that may arise under purchase orders, since delivery of services under those purchase orders has not been made.

Historical Financing Activities

        On February 28, 2000, a three-for-two stock split of our common stock was effected in the form of a 50% dividend to shareholders of record on February 18, 2000. All references to the number of common shares and per share amounts have been restated to reflect the stock split for the periods presented.

        On February 3, 1998, we raised gross proceeds of approximately $250.5 million in an offering of 445,000 units, each unit consisting of one 11 3/4% senior discount note and one redeemable warrant. Net proceeds of approximately $240.7 million were received from that offering. The 11 3/4% notes have a principal amount at maturity of $445.0 million and an effective interest rate of 12.21%. The 11 3/4% notes are unsecured and mature on February 15, 2008. Commencing August 15, 2003, interest on such notes is payable in cash at the rate of 11 3/4% per annum on February 15 and August 15 of each year. The accretion of original issue discount will cause an increase in indebtedness from December 31, 2002 to February 15, 2003 of $11.0 million.

        We completed the initial public offering of our common stock and the offering of the 12 7/8% senior discount notes early in the third quarter of 1998. We raised net proceeds of approximately $137.8 million from our initial public offering of common stock and approximately $124.8 million in our offering of the 12 7/8% senior discount notes. The 12 7/8% notes are unsecured and mature on May 15, 2008. Interest on these notes is payable in cash on May 15 and November 15 each year, commencing November 15, 1998. The 12 7/8% notes were sold at less than par, resulting in an effective rate of 13.24%, and the value of the 12 7/8% notes is being accreted, using the effective interest method, from the $200.9 million gross proceeds realized at the time of the sale to the aggregate value at maturity, $205.0 million, over the period ending May 15, 2008. The accretion of original issue discount will cause an increase in indebtedness from December 31, 2002 to May 15, 2008 of $2.8 million.

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

Senior Secured Credit Agreement

        In February 2000, we closed on $500.0 million of new senior secured credit facilities, which replaced our prior $225 million revolving credit facility. These new senior secured credit facilities consist of a $350.0 million revolving credit facility and a $150.0 million delayed draw term loan facility. Interest on amounts drawn is generally the 6-month London Interbank Offered Rate plus 4.50% per annum. Our senior lenders have a security interest in (1) the capital stock of Allegiance Telecom Company Worldwide (which stock is owned by our parent holding company, Allegiance Telecom, Inc.) and (2) all of the assets of Allegiance Telecom Company Worldwide, including the capital stock owned by that entity in each of its subsidiaries.

        During the third quarter of 2001, we drew $200.0 million under the revolving credit facility and $150.0 million under the delayed draw term loan. The interest rate applicable to this draw is 5.72% per annum and will remain fixed until September 18, 2003, then it will be adjusted based on the London Interbank Offered Rate in effect at that time. In June 2002, we requested a draw of the remaining $150 million under the revolving credit facility. As of December 31, 2002, we had received $135.3 million of the $150 million, with 3 of the 26 banks in the bank syndicate refusing to fund our request. We believe that these 3 banks are in default of the credit agreement and have notified them accordingly. We have worked with these 3 banks to resolve this dispute amicably by providing additional information, but we can provide no assurances that we will be able to resolve this dispute. Thus, we may need to pursue our claims against them in court in an effort to obtain the additional $14.7 million that we believe should have been funded in June 2002 under the terms of our credit agreement. The interest rate applicable to this draw is 5.90% per annum and will remain fixed until

June 26, 2003, then it will be adjusted based on the London Interbank Offered Rate in effect at that time.

        Our credit agreement contains certain representations, warranties and covenants, including many financial covenants. The revolving credit facility must be permanently repaid in accordance with its amortization schedule as follows: 20% in 2004 (a pro-rata amount each quarter), 30% in 2005 (a pro-rata amount each quarter) and 50% in 2006 (a pro-rata amount each quarter). Principal amounts of the delayed draw term loan are to be repaid as follows: 20% in 2004 (pro-rata payments to be made quarterly), 30% in 2005 (pro-rata payments to be made quarterly) and 50% in 2006 (pro-rata payments to be made quarterly). Our credit agreement (including our financial covenant schedules), as amended and indentures are publicly available in our filings with the Securities and Exchange Commission and should be reviewed in their entirety to gain a full understanding of the covenants and other requirements applicable to us under those documents.

        On November 27, 2002, we announced that we had entered into an interim amendment with our senior bank creditors regarding modifications to our $500 million senior secured credit facility. Under this interim amendment, we obtained a waiver of all existing financial covenants through April 30, 2003 and replaced those covenants during this period with a free cash flow from operations covenant (EBITDA less capital expenditures) and a total leverage covenant. Under this interim amendment, we cannot permit our consolidated total debt to exceed at any time (i) $1.275 billion from November 27, 2002 through April 29, 2003 and (ii) $645 million thereafter. Under the terms of the interim amendment, we repaid $15 million of the credit facility, which was applied to the 2004 amortization. According to the terms of this amendment, we cannot permit free cash flow from operations (EBITDA less capital expenditures) to be less than $(34) million in the fourth quarter of 2002 or less than $(19) million in the first quarter of 2003. We met this covenant with respect to the fourth quarter of 2002.

        We are currently negotiating with our senior lenders (and other parties in interest, including our bondholders) to address the requirements in this amendment to our senior credit agreement and to agree upon an overall capital structure that is feasible and in the best interests of the company on both a short term and long term basis. To reduce our debt, we or our affiliates may from time to time purchase such debt for cash, exchange them for our common stock and/or another debt or equity security or acquire such debt for a combination of cash and common stock and/or another debt or equity security, in each case in open market purchases, in privately negotiated transactions, through exchange offers or in a negotiated or prepackaged bankruptcy proceeding. We are currently evaluating such transactions and other potential recapitalization plans in light of the requirements under our senior credit agreement, existing market conditions, current and projected liquidity, other contractual restrictions, current and projected operating performance and other factors. The amount of cash used, debt incurred or securities issued in any such transactions, individually or in the aggregate, may be material as well as the related dilution to common stockholders. If we cannot reduce our debt to the required levels by April 30, 2003 or enter into an amendment or obtain a waiver, we will be in default under our senior credit agreement. In addition, if we do not enter into a permanent amendment to our senior credit agreement before May 1, 2003, or enter into an amendment or obtain a waiver, we will be in default under that agreement. If any such default occurs, our senior lenders would have the right to request immediate repayment of our senior debt, in which case, our bondholders would then have the right to request immediate repayment of our bonds. If any of these events occur, this would have a material adverse effect on us and may result in a foreclosure proceeding or a voluntary or involuntary bankruptcy filing. We may also determine, based on the factors listed above as well as the terms and conditions of any proposed recapitalization, that it would be advisable to reduce our debt to a greater extent than that required by the interim amendment to our senior credit agreement. This determination would involve a reduction in our senior secured debt and any such reduction would substantially reduce the value of our other debt securities and our common stock, potentially to zero.

        Under the terms of our senior credit agreement, we are required to deliver an unqualified audit report to our senior lenders. We received an audit report that is modified to express substantial doubt about our ability to continue as a going concern. As such, if we do not receive a waiver from our senior lenders or if we are unable to cure this breach within 30 days, there will be an event of default under our senior credit agreement. As discussed above, we will be in default on April 30, 2003 in any event if we have not reduced our debt as required and we would be in default on the following day if we have not entered into a permanent amendment to our credit agreement.

        Our failure to comply with the covenants discussed above and restrictions contained in our financing agreements could lead to default under the terms of these agreements. If an event of default exists under our senior credit agreement, our lenders could declare all amounts borrowed immediately due and payable and terminate their commitments to lend to us. In addition, if our senior lenders under our senior credit agreement accelerate the repayment of our senior debt, our bondholders may also accelerate the repayment of our bonds under our indentures. If any of these events occur, we cannot assure you that we would be able to make payments on our indebtedness, meet our working capital or meet our capital expenditure requirements, or that we would be able to find additional alternative financing.

EMPLOYEE EQUITY INCENTIVES

        As an emerging growth company focused on achieving positive earnings from operations, we rely more on equity incentive compensation than on cash compensation to attract and retain talented employees, especially at our senior executive level. For example, based on an independent compensation study done for our Compensation Committee, Royce Holland, our Chairman and Chief Executive Officer, and Dan Yost, our President and Chief Operating Officer, received cash compensation in 2002 materially below the median cash compensation levels paid to executives in comparable positions at comparable companies. In 2002, we shifted most of our equity compensation of senior executives to restricted stock rather than stock options. The value of restricted stock on the date of grant is recognized as compensation expense for accounting purposes over the vesting term of the restricted stock award. All of the unvested equity incentives for our CEO, President and CFO are now in the form of restricted stock. Thus, the value of all of the equity incentives provided to them is recorded as compensation expense in our financial statements.

        Our equity incentive program is broad-based with substantially all of our employees participating. Of our total stock options outstanding as of December 31, 2002, over 75% are held by employees below the rank of vice president. All equity grants to senior executives are made after a review by, and with the approval of, the compensation committee of the board of directors. See the "Report of the Compensation Committee on Executive Compensation" appearing in our proxy statement for our 2003 annual meeting of stockholders for further information concerning the use of equity incentives.

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

        Revenue Recognition.    We recognize revenues as we provide services to our customers. Our revenue recognition policies are designed to comply with all applicable accounting principles generally accepted in the United States of America, including SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 101 requires management's judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized. A portion of our revenues is for reciprocal compensation generated by calls placed to Internet service providers who are our customers. In addition, a portion of our revenues is switched access charge revenue for connecting our voice customers to their selected toll or long distance carriers for outbound calls or for delivering inbound toll and long distance traffic to our voice customers. Our ability to earn reciprocal compensation revenues and switched access revenues as well as the rates is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, our policy is to recognize these revenues only when realization is probable.

        Accounts Receivable.    A considerable amount of judgment is required in assessing the ultimate realization of our accounts receivable. We evaluate the collectibility of our accounts receivable based on a combination of factors. We recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. In circumstances where we are aware of a specific customer's or carrier's inability to meet its financial obligations to us, we record a specific allowance against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected.

        Some of our customers and interconnection carriers have sought bankruptcy protection, which has resulted in an increase in our allowance for doubtful accounts. For customers who have filed for bankruptcy, our policy is to fully reserve outstanding receivables for services provided in periods prior to their bankruptcy filing. If the financial condition of our customers and/or interconnection carriers were to deteriorate further or if economic conditions worsened, additional allowances may be required in the future.

        Network Expenses.    We recognize network expenses as the products and services are provided to us by our vendors. The recognition of network expense and the related liabilities for network expense requires certain estimates and assumptions to be made by management. Our accruals for unbilled leased network facilities, network access charges, and equipment colocation charges are based on line counts, estimated usage, and active colocation sites. Additionally, our accrual includes charges invoiced by network providers which are probable network expenses but have not yet been paid due to disputes with these carriers. Should changes in conditions or facts cause us to revise our estimates, our financial condition and results of operations could be significantly impacted.

        Impairment of Long-Lived Assets.    We review the carrying values of property and equipment and intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, we are required to identify current events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present, we analyze the projected undiscounted cash flows associated with our property and equipment and intangible assets to determine the fair value of these assets. Considerable management judgment is necessary in establishing the assumptions used as a basis for this analysis.

        Our continuing losses from operations is one potential indicator that the carrying value of certain of our assets may not represent their fair value. We performed an analysis comparing estimated future cash flows to the carrying value of our property and equipment and intangible assets at December 31, 2002. This analysis did not indicate that an impairment exists as of December 31, 2002. Although we believe our estimates and assumptions used in this calculation are reasonable, actual results could vary significantly from these estimates. Should changes in conditions or facts cause us to revise our estimates, we could be required to record impairment charges in future periods, which may have a significant impact on our results of operations.

        Other Matters.    We do not have any of the following:

  •
  Off-balance sheet financial arrangements

  •
  Trading activities that include non-exchange traded contracts accounted for at fair value

        Management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors, and the audit committee has reviewed our disclosure relating to them.

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

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." This statement provides alternative methods of transition to entities that adopt the fair value method of accounting for stock-based employee compensation. We have elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to account for stock based compensation. The statement requires expanded disclosure of pro-forma fair value stock compensation information for all companies regardless of whether an entity adopts the fair value method of accounting for stock based compensation. These disclosures are generally required for fiscal years ending after December 15, 2002 and have been included in the notes to our consolidated financial statements.

CERTAIN RELATED PARTY TRANSACTIONS

        In connection with the employment of G. Clay Myers, our Senior Vice President of Finance and Accounting, Mr. Myers borrowed $250,000 from us on December 6, 1999. Mr. Myers issued a promissory note payable to Allegiance for this amount, which note was payable on December 6, 2002. Such note accrued interest at 5.74% per annum, which was the December 1999 applicable federal rate. The $250,000 was used by Mr. Myers to replace certain benefits he had to forego from his prior employer upon his acceptance of a position with Allegiance. Mr. Myers repaid this note in full in March 2003.

        On April 4, 2001, Anthony Parella, a Director and our President of Telecom and Retail Services, borrowed $3.0 million from us. Mr. Parella issued a promissory note payable to us, which note was payable on April 4, 2004. In September 2001, Mr. Parella borrowed an additional $1.2 million from us. Mr. Parella issued a full recourse promissory note (the "Full Recourse Note") payable to us for a total amount of $4.2 million plus previously accrued interest of $81,564 on the April 4, 2001 note. The Full Recourse Note is payable on April 4, 2004. This note accrues interest at 2.73% per annum, which was the November 2001 applicable federal rate, and interest is payable when this note is due. In the event Mr. Parella resigns or is terminated by us for cause (as defined in the Full Recourse Note), then this note will become immediately due and payable. Under the Full Recourse Note, we have the right to enforce the repayment obligation of Mr. Parella by looking to his personal assets. The Full Recourse Note is also secured by a pledge of Mr. Parella's Allegiance stock options, as well as 350,000 shares of Allegiance common stock. The $4.2 million was used by Mr. Parella to repay certain debt that he incurred in connection with the purchase of land. That debt was secured by Mr. Parella's Allegiance stock and he would have been forced to sell such stock to satisfy the debt if he did not obtain another means of repaying the debt. We determined that making the loan to Mr. Parella was in the best interests of our stockholders because it allowed him to avoid a forced sale of his shares and instead be able to take the time necessary to sell his land.

        The loans to Mr. Myers and Mr. Parella are reflected in "other current assets" and "other long-term assets", respectively, in our financial statements. If Mr. Parella does not repay his loan under the terms of his note, we will have recourse to his Allegiance stock options, shares of Allegiance common stock and personal recourse.

        In fiscal 2002, Swidler Berlin Shereff Friedman, LLP performed legal services for us. Andrew Lipman, a member of our board of directors, is a senior partner at this law firm. We incurred approximately $450,000 in legal fees by this firm in 2002. We intend to continue using this law firm in fiscal 2003 for advice on legal matters.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our investment policy is limited by our existing bond indentures and senior credit agreement. We are restricted to investing in financial instruments with a maturity of one year or less. The indentures require investments in high quality instruments, such as obligations of the U.S. government or any agency thereof guaranteed by the United States of America, money market deposits and commercial paper with a rating of A1/P1.

        We are thus exposed to market risk related to changes in short-term U.S. interest rates. We manage these risks by closely monitoring market rates and the duration of our investments. We do not enter into financial or commodity investments for speculation or trading purposes and are not a party to any financial or commodity derivatives.

        Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2003, based on the estimated average 2002 earned rate on investments, is $3.0 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $2.0 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

	Quarter Ending
	March 2003	June 2003	September 2003	December 2003	Total
	(dollars in millions)
Estimated average investments	249.8	209.6	194.7	175.4
Estimated average interest earned at the average rate of 1.44% for the year ended December 31, 2002	0.9	0.8	0.7	0.6	3.0
Estimated impact of interest rate drop	0.69	0.5	0.5	0.4	2.0

        Our outstanding long-term debt consists both of long-term, fixed rate notes, not subject to interest rate fluctuations, and our senior secured credit facilities. Borrowings under our senior secured credit facilities incur interest at a variable rate, based on leverage ratios, and is currently the London Interbank Offered Rate plus 4.50%. Our blended borrowing rate, taking new borrowings into account, is now 5.77% per annum and this interest rate will remain fixed until June 26, 2003. Therefore, we will not be exposed to market risk related to rate fluctuations during the first two quarters of 2003.

        Beginning in June 2003, we will be exposed to market risk related to market changes in the London Interbank Offered Rate and other market indexes. Based on our current level of debt, the impact of a 100-basis-point increase in our average interest rate would cause an increase in interest expense during 2003 of $1.7 million.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is included in pages F-1 through F-26 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 7, 2002, we reported in a Form 8-K that our audit committee of the board of directors unanimously approved the appointment of KPMG LLP as the independent accountants of our company for the fiscal year ending December 31, 2002, replacing Arthur Andersen LLP. We formally terminated our relationship with Arthur Andersen and engaged KPMG LLP as our independent accountants on May 31, 2002.

        The audit reports of Arthur Andersen on the consolidated financial statements of our company as of and for the years ended December 31, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the two fiscal years ended December 31, 2001 and 2000 and during the subsequent interim period through June 7, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Attached as Exhibit 16 to our Form 8-K filed with the SEC on June 7, 2002 is a copy of Arthur Andersen's letter, dated June 7, 2002, stating its agreement with those statements.

        During the two fiscal years ended December 31, 2001 and 2000 and through the subsequent interim period through June 7, 2002, we did not engage KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) or (ii) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF ALLEGIANCE TELECOM

        The information required by this Item 10 regarding our directors and executive officers is incorporated in this report by reference from certain sections of our definitive proxy statement for the annual meeting of stockholders for the fiscal year ended December 31, 2002, which will be filed with the SEC no later than April 30, 2003 (the "proxy statement"). You will find our response to this Item 10 in the sections titled "Who Are Allegiance Telecom's Directors, Executive Officers and other Senior Vice Presidents?", "About the Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" of our proxy statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item 11 is incorporated in this report by reference from the sections titled "Executive Compensation", "Compensation Committee Interlocks and Insider Participation" and "Compensation of Directors" of our proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is incorporated in this report by reference from the sections titled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of our proxy statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is incorporated in this report by reference from the section titled "Certain Relationships and Related Transactions" of our proxy statement.

ITEM 14.    CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1)      Financial Statements (located on pages F-1 through F-26 of this report).

    —
    Independent Auditors' Report.

    —
    Report of Independent Public Accountants.

    —
    Consolidated Balance Sheets as of December 31, 2002 and 2001.

    —
    Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

    —
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.

    —
    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

    —
    Notes to Consolidated Financial Statements.

  (a)
  (2)      Financial Statement Schedules:

    —
    Report of Independent Public Accountants on Financial Statement Schedule is located on page S-1 of this report.

    —
    Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000 is located on page S-2 of this report.

  (a)
  (3)      The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page E-1 of this report.

  (b)
  Reports on Form 8-K

    —
    Allegiance Telecom, Inc. filed a Form 8-K on November 27, 2002, which reported under Item 5 an amendment to its Credit and Guaranty Agreement and the issuance of a press release relating to that amendment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, Allegiance Telecom, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2003.

ALLEGIANCE TELECOM, INC.
By:	/s/ ROYCE J. HOLLAND Royce J. Holland, Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark B. Tresnowski and Annie S. Terry, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Allegiance Telecom, Inc. and in the capacities indicated on March 31, 2003.

SIGNATURE	CAPACITY
/s/ ROYCE J. HOLLAND Royce J. Holland	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ C. DANIEL YOST C. Daniel Yost	President, Chief Operating Officer and Director
/s/ THOMAS M. LORD Thomas M. Lord	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)
/s/ G. CLAY MYERS G. Clay Myers	Senior Vice President of Finance and Accounting (Principal Accounting Officer)

/s/ ANTHONY J. PARELLA Anthony J. Parella	President, Telecom and Retail Services and Director
/s/ JAMES E. CRAWFORD, III James E. Crawford, III	Director
/s/ PAUL J. FINNEGAN Paul J. Finnegan	Director
/s/ JACOB J. GOLDBERG Jacob J. Goldberg	Director
/s/ REED E. HUNDT Reed E. Hundt	Director
/s/ ANDREW D. LIPMAN Andrew D. Lipman	Director
/s/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director

CERTIFICATION

I, Royce J. Holland, certify that:

        1.    I have reviewed this annual report on Form 10-K of Allegiance Telecom, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ ROYCE J. HOLLAND Royce J. Holland, Chairman and Chief Executive Officer

CERTIFICATION

I, Thomas M. Lord, certify that:

        1.    I have reviewed this annual report on Form 10-K of Allegiance Telecom, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ THOMAS M. LORD Thomas M. Lord, Executive Vice President of Corporate Development and Chief Financial Officer

Independent Auditors' Report

The Board of Directors
Allegiance Telecom, Inc.:

        We have audited the consolidated balance sheet of Allegiance Telecom, Inc. and subsidiaries as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statement schedule of the Company as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 19, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allegiance Telecom, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying 2002 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and is dependant on additional external financing to meet current debt repayment requirements which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Also, as discussed in Note 4 to the consolidated financial statements, Allegiance Telecom, Inc., in 2002 adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

                      KPMG LLP

Dallas, Texas
March 3, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Allegaince Telecom, Inc.'s 2001 consolidated financial statements previously filed on Form 10-K. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

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

Dallas, Texas
February 19, 2002

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001
(in thousands, except share and per share data)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253,311	$374,084
Short-term investments	30,955	25,232
Accounts receivable (net of allowance for doubtful accounts of $14,485 and $29,621, respectively)	153,196	141,684
Prepaid expenses and other current assets	18,916	25,406

Total current assets	456,378	566,406
PROPERTY AND EQUIPMENT:
Property and equipment	1,516,175	1,366,710
Accumulated depreciation	(592,069)	(350,460)

Property and equipment, net	924,106	1,016,250
DEFERRED DEBT ISSUANCE COSTS (net of accumulated amortization of $15,031 and $11,870, respectively)	15,879	19,039
LONG-TERM INVESTMENTS, RESTRICTED	881	954
GOODWILL (net of accumulated amortization of $83,252 as of December 31, 2001)	—	107,468
OTHER ASSETS, net	43,974	64,726

Total assets	$1,441,218	$1,774,843

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,282	$50,386
Accrued liabilities and other current liabilities	124,444	85,968
Current portion of long-term debt	561,532	3,120

Total current liabilities	745,258	139,474
LONG-TERM DEBT	639,691	1,013,184
OTHER LONG-TERM LIABILITIES	12,545	14,109
COMMITMENTS AND CONTINGENCIES (see Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2002 and 2001	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 125,157,605 and 115,542,354 shares issued and 124,830,110 and 115,214,859 shares outstanding at December 31, 2002 and 2001, respectively	1,251	1,155
Additional paid-in capital	1,808,690	1,801,366
Common stock in treasury, at cost, 327,495 shares at December 31, 2002 and 2001	(45)	(45)
Common stock warrants	1,857	1,877
Deferred compensation	(5,149)	(6,067)
Accumulated deficit	(1,762,880)	(1,190,210)

Total stockholders' equity	43,724	608,076

Total liabilities and stockholders' equity	$1,441,218	$1,774,843

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except share and per share data)

	2002	2001	2000
REVENUES	$770,982	$516,888	$285,227
OPERATING EXPENSES:
Network	404,444	251,734	150,718
Selling, general and administrative	438,158	377,387	252,368
Depreciation and amortization	282,143	256,685	130,826
Management ownership allocation charge	—	175	6,480
Non-cash deferred compensation	2,726	4,126	10,127
Goodwill impairment charge	114,722	—	—

Total operating expenses	1,242,193	890,107	550,519

Loss from operations	(471,211)	(373,219)	(265,292)
OTHER INCOME (EXPENSE):
Interest income	6,594	15,665	56,969
Interest expense	(108,053)	(74,259)	(69,244)

Total other income (expense)	(101,459)	(58,594)	(12,275)

NET LOSS APPLICABLE TO COMMON STOCK	$(572,670)	$(431,813)	$(277,567)

NET LOSS PER SHARE, basic and diluted	$(4.88)	$(3.82)	$(2.58)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	117,349,242	113,115,871	107,773,112

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except share and per share data)

	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount	Common Stock Warrants	Deferred Compensation	Deferred Management Ownership Allocation Charge	Accumulated Deficit	Total
Balance, December 31, 1999	—	$—	97,459,677	$975	$940,120	(37,968)	$(5)	$3,719	$(13,573)	$(6,790)	$(480,830)	$443,616
Issue of stock under the Employee Stock Purchase Plan (see Note 13)	—	—	109,727	1	4,408	—	—	—	—	—	—	4,409
Acquisition of treasury stock	—	—	—	—	—	(289,527)	(40)	—	—	—	—	(40)
Exercise of employee stock options	—	—	700,820	7	4,763	—	—	—	—	—	—	4,770
Stock split	—	—	(577)	—	(52)	—	—	—	—	—	—	(52)
Conversion of common stock warrants	—	—	205,331	2	1,841	—	—	(1,842)	—	—	—	1
Secondary offering of common stock	—	—	10,703,109	107	719,568	—	—	—	—	—	—	719,675
Common stock issued for business acquisitions	—	—	1,214,027	12	44,159	—	—	—	—	—	—	44,171
Common stock options issued for business acquisitions	—	—	—	—	3,852	—	—	—	(957)	—	—	2,895
Deferred compensation	—	—	—	—	11,993	—	—	—	(12,128)	135	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	10,127	6,480	—	16,607
Net loss	—	—	—	—	—	—	—	—	—	—	(277,567)	(277,567)

Balance, December 31, 2000	—	$—	110,392,114	$1,104	$1,730,652	(327,495)	$(45)	$1,877	$(16,531)	$(175)	$(758,397)	$958,485
Issue of stock under the Employee Stock Purchase Plan (see Note 13)	—	—	672,337	6	4,910	—	—	—	—	—	—	4,916
Exercise of employee stock options	—	—	376,151	4	2,197	—	—	—	—	—	—	2,201
Common stock issued for business acquisitions	—	—	4,101,752	41	69,698	—	—	—	—	—	—	69,739
Deferred compensation	—	—	—	—	(6,213)	—	—	—	6,213	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	4,251	175	—	4,426
Other	—	—	—	—	122	—	—	—	—	—	—	122
Net loss	—	—	—	—	—	—	—	—	—	—	(431,813)	(431,813)

Balance, December 31, 2001	—	$—	115,542,354	$1,155	$1,801,366	(327,495)	$(45)	$1,877	$(6,067)	$—	$(1,190,210)	$608,076
Issue of stock under the Employee Stock Purchase Plan (see Note 13)	—	—	2,474,042	25	3,862	—	—	—	—	—	—	3,887
Issue of restricted stock (see Note 13)	—	—	6,495,120	65	(65)	—	—	—	—	—	—	—
Exercise of employee stock options	—	—	85,175	1	22	—	—	—	—	—	—	23
Conversion of common stock warrants	—	—	2,188	—	20	—	—	(20)	—	—	—	—
Common stock issued for business acquisitions	—	—	558,726	5	1,673	—	—	—	—	—	—	1,678
Deferred compensation	—	—	—	—	1,808	—	—	—	(1,808)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	2,726	—	—	2,726
Other	—	—	—	—	4	—	—	—	—	—	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	(572,670)	(572,670)

Balance, December 31, 2002	—	$—	125,157,605	$1,251	$1,808,690	(327,495)	$(45)	$1,857	$(5,149)	$—	$(1,762,880)	$43,724

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except share and per share data)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(572,670)	$(431,813)	$(277,567)
Adjustments to reconcile net loss to cash used in operating activities—
Depreciation and amortization	282,143	256,685	130,826
Provision for uncollectible accounts receivable	66,224	41,600	25,914
Accretion of investments	(320)	(2,806)	(5,387)
Accretion of Series B and 12 7/8% notes	48,567	43,320	38,645
Amortization of deferred debt issuance costs	3,161	4,822	10,293
Amortization of management ownership allocation charge and deferred compensation	2,726	4,301	16,607
Goodwill impairment charge	114,722	—	—
Changes in assets and liabilities, net of effects of acquisitions—
Increase in accounts receivable	(36,942)	(80,122)	(88,391)
(Increase) decrease in prepaid expenses and other current assets	13,253	(18,836)	(2,283)
Increase in other assets	(14,522)	(10,818)	(690)
Increase (decrease) in accounts payable	3,500	(35,094)	31,429
Increase in accrued liabilities and other current liabilities	21,870	13,125	18,052

Net cash used in operating activities	(68,288)	(215,636)	(102,552)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(129,896)	(364,396)	(430,817)
Capitalized interest	(6,138)	(16,858)	(14,366)
Purchases of subsidiaries, net of cash acquired	(28,478)	(28,887)	(63,808)
Purchases of investments	(82,532)	(283,926)	(329,884)
Proceeds from sale of investments	77,202	536,183	122,167

Net cash used in investing activities	(169,842)	(157,884)	(716,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the credit facilities	135,300	350,000	—
Payment under credit facilities	(15,000)	—	—
Proceeds from issuance of common stock, net	3,910	7,117	728,855
Deferred debt issuance costs	—	(151)	(12,334)
Purchase of treasury stock	—	—	(40)
Payments on capital lease obligations	(6,853)	(5,634)	(3,300)
Other	—	169	(52)

Net cash provided by financing activities	117,357	351,501	713,129

DECREASE IN CASH AND CASH EQUIVALENTS	(120,773)	(22,019)	(106,131)
CASH AND CASH EQUIVALENTS, beginning of period	374,084	396,103	502,234

CASH AND CASH EQUIVALENTS, end of period	$253,311	$374,084	$396,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	59,099	42,250	34,605
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease obligations	25,032	47,516	14,511
Fair value of assets acquired in business acquisitions	51,319	84,052	38,056
Liabilities assumed in business acquisitions	25,221	28,351	19,074
Common stock issued for business acquisitions (558,726, 4,101,752 and 1,214,027 shares, respectively)	1,678	69,739	44,171
Common stock options issued for business acquisitions (182,324 shares in 2000)	—	—	2,895

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000
(dollars in thousands, except share and per share data)

1.    General:

        Allegiance Telecom, Inc. is a facilities-based national local exchange carrier that provides integrated telecommunications services to business, government and other institutional users in major metropolitan areas across the United States of America. Allegiance Telecom, Inc. was incorporated on April 22, 1997, as a Delaware corporation, and it and its subsidiaries are generally referred to herein as the "Company."

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

2.    Going Concern:

        The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses and debt reduction requirements as stipulated by an interim amendment to the Company's senior secured credit facilities, such realization of assets and satisfaction of liabilities are subject to uncertainty.

        The interim amendment requires the Company to reduce total debt to no more than $645,000 by April 30, 2003 (see Note 7). The Company has been evaluating possible recapitalization transactions and pursuing numerous financial and negotiated strategic alternatives to reduce total indebtedness.

        If the Company cannot reduce debt to the required levels by April 30, 2003, it will be in default under the senior secured credit facilities. If any such default occurs, the Company's senior lenders would have the right to request immediate repayment of all senior debt, in which case, the Company's noteholders would then have the right to request immediate repayment of the outstanding notes. If they become immediately due and payable then the Company's bondholders may also accelerate the payment of the Company's bonds under its indentures. If any of these events occur, it would have a material adverse effect and it may result in a foreclosure proceeding or a voluntary or involuntary bankruptcy proceeding. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Under the terms of the Company's senior secured credit facilities, the Company is required to deliver an unqualified audit report to its senior lenders. As such, if the Company does not receive a waiver from its senior lenders or if it is unable to cure this breach within 30 days, there will be an event of default under the senior secured credit facilities.

3.    Summary of Significant Accounting Policies:

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

        Short-Term Investments.    Short-term investments consist primarily of commercial paper with original maturities between three and 12 months at the date of purchase. Such short-term investments are carried at their accreted value, which approximates fair value. Short-term investments are held to maturity and unrealized gains and losses are not significant at December 31, 2002.

        Prepaid Expenses and Other Current Assets.    Prepaid expenses and other current assets consist of prepaid services, prepaid rent, prepaid insurance and refundable deposits. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

        Financial Instruments.    The carrying value of the Company's cash, short-term investments, accounts receivable and accounts payable approximates their fair value. At December 31, 2002, the Company's 11 3/4% senior discount notes due 2008, 12 7/8% senior discount notes due 2008 and senior secured credit facilities were all trading at values below their carrying value. The carrying value of these debt instruments in the Company's consolidated financial statements is significantly higher than their fair value.

        Property and Equipment.    Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the years ended December 31, 2002, 2001 and 2000, $6,138, $16,858 and $14,366, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

        Property and equipment at December 31, 2002 and 2001, consisted of the following:

	2002	2001	Useful Lives (in years)
Network equipment	$1,148,583	$869,011	2-20
Land	9,164	9,164	—
Leasehold improvements	145,914	134,618	7-10
Software	125,229	114,553	3
Office equipment and other	46,991	36,824	2-5
Furniture and fixtures	21,334	17,715	7

Property and equipment, in service	1,497,215	1,181,885
Less: Accumulated depreciation	(592,069)	(350,460)

Property and equipment, in service, net	905,146	831,425
Construction-in-progress	18,960	184,825

Property and equipment, net	$924,106	$1,016,250

        Impairment of Long-Lived Assets.    The Company reviews the carrying values of property and equipment and intangible assets for impairment whenever current events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present, the Company analyzes the projected undiscounted cash flows associated with property and equipment and intangible assets to determine the fair value of these assets. If the assets are determined to be impaired, a loss is recorded in the amount that the carrying value of the assets exceeds their fair value.

        The Company performed an analysis comparing estimated future cash flows to the carrying value of its property and equipment and intangible assets at December 31, 2002. This analysis did not indicate that an impairment exists as of December 31, 2002.

        Deferred Debt Issuance Costs.    Deferred debt issuance costs include costs incurred by the Company in raising debt proceeds. These costs are amortized to interest expense over the life of the related debt.

        Goodwill and Other Intangible Assets.    Goodwill represents the excess of purchase price over the fair value of net assets of acquired businesses. Goodwill related to businesses acquired prior to June 30, 2001 was amortized on a straight-line basis over an estimated useful life of three years through December 31, 2001. Subsequent to that date, goodwill has not been amortized, but is assessed for impairment at least annually.

        The impairment testing is performed at a reporting unit level. The goodwill impairment testing has two steps. The first step identifies potential impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the second step is not necessary. If the carrying value of the reporting unit exceeds its fair value, the second step is performed to calculate the possible impairment loss by comparing the implied fair value of goodwill to the carrying value. If the implied fair value of goodwill is less than the carrying value, a write-down is recorded. The fair value of each reporting unit is determined based on combinations of both the income and market valuation approaches.

        Intangible assets are included in other assets and consist primarily of acquired customer lists with definite useful lives. These intangible assets are amortized on a straight-line basis over their estimated useful lives, generally ranging from one to three years.

        Restricted Investments.    Long-term restricted investments include certificates of deposit held as collateral for letters of credit issued on behalf of the Company.

        Revenue Recognition.    Revenues for voice, data and other services to end users are recognized in the month in which the service is provided. Amounts invoiced and collected in advance of services provided are recorded as deferred revenue and are recognized as revenue over the period that the services are provided (see Note 6 for amounts of deferred revenue). Revenues for carrier interconnection, access and reciprocal compensation are recognized in the month in which the service is provided, except when realization of these revenues is not reasonably assured. The ability of competitive local exchange carriers (such as the Company) to earn local reciprocal compensation revenues and access revenues is the subject of numerous regulatory and legal challenges. Until these issues are ultimately resolved, the Company's policy is to recognize this revenue only when realization is reasonably assured.

        For customer premise equipment contracts, revenue is recognized using the percentage-of-completion method, based on the percentage which incurred contract costs to date bear to total estimated contract costs after giving effect to the most recent estimates of total cost. Risks relating to delivery, usage, productivity and other factors are considered in the estimation process. The effect of changes to total estimated contract revenue and costs is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

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

        Stock Based Compensation.    At December 31, 2002, the Company had three stock-based compensation plans, the 1997 Nonqualified Stock Option Plan, the 1998 Stock Incentive Plan and the Employee Stock Discount Purchase Plan (see Note 13). The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and the related interpretations in accounting for the Company's plans. Fixed stock option awards with pro-rata vesting are recognized as expense using the straight-line method over the vesting period.

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

	2002	2001	2000
Dividend yield	—%	—%	—%
Expected volatility	123.0%	115.7%	109.9%
Expected life	3.0	3.7	4.4
Risk-free interest rate	3.32%	4.27%	5.83%
	2002	2001	2000
Reported net loss	$(572,670)	$(431,813)	$(277,567)
Add: stock-based employee compensation expense included in reported net income	2,726	4,126	10,127
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(178,643)	(212,384)	(129,939)

Pro forma net loss	$(748,587)	$(640,071)	$(397,379)

Net loss per share, basic and diluted—as reported	$(4.88)	$(3.82)	$(2.58)
Net loss per share, basic and diluted—pro forma	$(6.38)	$(5.66)	$(3.69)

        Treasury Stock.    Treasury stock transactions are accounted for using the cost method.

        Loss Per Share.    The Company calculates net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

        The securities listed below were not included in the computation of diluted loss per share, as the effect from the conversion would be antidilutive.

	2002	2001	2000
Common Stock Warrants	205,785	207,973	207,973
1997 Nonqualified Stock Option Plan	475,224	531,196	791,122
1998 Stock Incentive Plan	15,607,460	24,666,776	20,392,248
Employee Stock Discount Purchase Plan	56,839	432,250	82,270

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Segment Reporting.    The Company operates its business as a single segment, providing integrated telecommunications services. This segment includes all services offered by the Company, including local voice service, long distance service, data services, and customer premise equipment sales and maintenance services. These services have similar network operations and are sold through similar sales channels to the same targeted customer base. The Company manages these services as a single segment and prepares and reviews financial results on this single segment.

        Use of Estimates in Financial Statements.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company continually evaluates its estimates, including those related to revenue recognition, accounts receivable, network expenses and impairment of long-lived assets. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        Recent Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have a material effect on the financial condition or results of operations of the Company.

        In August 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of this statement is required for fiscal years beginning after December 15,

2001. The adoption of this statement did not have a material effect on the financial condition or results of operations of the Company.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material effect on the financial condition or results of operations of the Company.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." This statement provides alternative methods of transition to entities that adopt the fair value method of accounting for stock-based employee compensation. The statement also requires expanded disclosure of pro-forma fair value stock compensation information for all companies regardless of whether an entity adopts the fair value method of accounting for stock based compensation. These disclosures are generally required for fiscal years ending after December 15, 2002 and have been included in the notes to the Company's consolidated financial statements.

        In November 2002, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect EITF Issue No. 00-21 to have a material effect on its financial condition or results of operations.

4.    Business Combinations:

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

        The table below shows the impact of the amortization recognized in prior years for intangibles that are no longer amortized after the adoption of Statement of Financial Accounting Standards No. 142:

	2002	2001	2000
		(unaudited)
Reported net loss	$(572,670)	$(431,813)	$(277,567)
Add back: Goodwill amortization	—	55,227	22,279
Add back: Acquired workforce amortization	—	1,181	401

Adjusted net loss	$(572,670)	$(375,405)	$(254,887)

Basic and diluted net loss per share:
Reported net loss per share	$(4.88)	$(3.82)	$(2.58)
Goodwill amortization	—	0.49	0.21
Acquired workforce amortization	—	0.01	—

Adjusted net loss per share	$(4.88)	$(3.32)	$(2.37)

        The Company is required to assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company identified one reporting unit, as defined in Statement of Financial Accounting Standards No. 142. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company's estimate of the fair value of the reporting unit using a model which considers both a discounted future cash flow analysis and market capitalization data. Upon adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002, there was no indication of an impairment in the Company's goodwill intangible.

        During the six months ended June 30, 2002, the market capitalization of the Company remained at a level well below its book value. As this decline in the market capitalization indicates that a potential impairment in the value of goodwill exists, management performed an interim valuation as of June 30, 2002 using a valuation model which considers both a discounted future cash flow analysis and market capitalization data. A final valuation was performed by an independent valuation services company. This valuation indicated that an impairment of goodwill existed as of June 30, 2002. Accordingly, the Company recorded a charge of $114,722 during 2002, reflecting the amount of impairment as of June 30, 2002 to eliminate the enterprise goodwill intangible.

        The changes in the carrying value of goodwill during the year ended December 31, 2002 are as follows:

Balance as of December 31, 2001	$107,468
Reclassification of acquired workforce	1,731
Final purchase price adjustments	5,523
Impairment charge	(114,722)

Balance at December 31, 2002	$—

Business Acquisitions

        On June 17, 2002, the Company purchased substantially all of the assets of WorldCom's customer premise equipment sales and WorldCom's customer premise equipment maintenance businesses, known in the industry as "Shared Technologies Fairchild" or "Shared Technologies." The Company acquired these businesses for a cash purchase price of $30,000 and assumption of specified liabilities. The excess of purchase price over the fair value of the net assets acquired was recorded as goodwill of $3,902. The acquisition was accounted for using the purchase method, and accordingly, the net assets and results of operations of Shared Technologies have been included in the Company's consolidated consolidated financial statements since the date of acquisition. Included in the Company's financial statements were $78,705 of revenues and $47,853 of network expenses related to the Shared Technologies businesses for the year ended December 31, 2002.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to the Shared Technologies business:

Current assets	$46,494
Property and equipment	4,733
Other Assets	92
Goodwill	3,902

Total assets acquired	55,221
Current liabilities	25,221

Total liabilities assumed	25,221

Net assets acquired	$30,000

        The following presents the unaudited pro forma results of the Company for the years ended December 31, 2002, 2001 and 2000, as if the acquisition of the Shared Technologies businesses had been consummated at the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

	2002	2001
	(unaudited)
Revenue	$849,081	$645,312
Net loss	(571,274)	(498,147)
Net loss per share, basic and diluted	(4.87)	(4.40)

        Additionally, during the year ended December 31, 2002, the Company paid contingent consideration totaling $1,928, consisting of $250 in cash and 558,726 shares of its common stock as provided in the merger agreements with Jump.Net, Inc. (acquired in 2000) and Coast to Coast Telecommunications, Inc. (acquired in 2001). The consideration paid during 2002 was included in accrued liabilities at December 31, 2001. There is no additional consideration payable under any of the Company's acquisition agreements.

        During the year ended December 31, 2001, the Company paid contingent consideration totaling $17,858, consisting of $13,988 in cash, of which $2,362 was included in accrued liabilities at December 31, 2000, and 407,250 shares of the Company's common stock as provided in the merger agreements with the following businesses acquired during 2001 and 2000: InterAccess Co., Virtualis Systems, Inc., Jump.Net, Inc., CTSnet and Adgrafix Corporation. There is no additional consideration payable under these acquisition agreements.

        During the year ended December 31, 2001, the Company acquired the stock of Adgrafix Corporation, an Internet-based, web hosting applications specialist, and Coast to Coast Telecommunications, Inc., a provider of local and long-distance telecommunications services. The Company also acquired certain assets of HarvardNet, Inc., an Internet-based, web hosting applications specialist, and Intermedia Business Internet, a Tier 1 Internet service provider. The Company acquired these entities for an aggregate purchase price of $92,602, consisting of $17,651 in cash and 3,694,502 shares of the Company's common stock. The excess of purchase price over the fair value of the net assets acquired was recorded as goodwill of $34,896.

        During the year ended December 31, 2000, the Company acquired the following four regional Internet service providers: CONNECTnet Internet Network Services, InterAccess Co., CTSnet, a division of Datel Systems Incorporated, and Jump.Net, Inc. In addition, during 2000, the Company acquired Virtualis Systems, Inc., an Internet-based, web hosting applications specialist.

        In connection with its integration plan for the acquired businesses, the Company recorded additional goodwill to establish reserves for certain costs, including the termination of acquired redundant network elements, closure of acquired duplicate facilities, and severance of certain employees. If the Company does not utilize the full extent of the established reserves for their intended purposes, the reserves will be reversed and will be included as an extraordinary item in the Company's consolidated financial statements since goodwill has been fully impaired.

        Each of the acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including identified intangible assets, and liabilities assumed, based on their respective estimated fair values at acquisition. The Company's purchase price allocation of the acquisition made in 2002 is preliminary, subject to post-acquisition due diligence of the acquired entity, and may be adjusted as additional information is obtained. During the years ended December 31, 2002 and 2001, immaterial adjustments were made to the purchase price allocation of the entities acquired in 2001 and 2000.

5.    Other Assets:

        Other assets consisted of the following:

	2002	2001
Acquired customer lists	$62,800	$62,800
Acquired workforce intangibles	—	3,348
Long-term deposits	17,030	4,040
Equipment pending deployment	8,688	6,827
Other	5,645	6,231

Total other assets	94,163	83,246
Less: Accumulated amortization	(50,189)	(18,520)

Other assets, net	$43,974	$64,726

        On January 1, 2002, the Company reclassified the value of the acquired workforce intangibles and related accumulated amortization to goodwill in accordance with Statement of Financial Accounting Standards No. 142. (See Note 4)

        The acquired intangibles are being amortized over their estimated useful lives of one to three years using the straight-line method. Amortization expense related to intangible assets totaled $33,386 and $13,235 during the years ended December 31, 2002 and 2001, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2002 is as follows:

2003	$10,301
2004	2,310

Total	$12,611

        Long-term deposits include a $10,800 prepayment to AT&T for long-distance services. Equipment pending deployment consists of equipment purchased and being staged for deployment in the Company's network. This equipment will be classified as property and equipment when it is deployed.

6.    Accrued Liabilities and Other Current Liabilities:

        Accrued liabilities and other current liabilities consisted of the following:

	2002	2001
Accrued employee compensation and benefits	$11,824	$10,314
Accrued network expenses	52,643	40,313
Business acquisition costs	10,502	15,657
Accrued taxes	10,051	8,171
Accrued interest expense	4,154	4,103
Deferred revenue	29,009	3,088
Other	6,261	4,322

Accrued liabilities and other current liabilities	$124,444	$85,968

        Business acquisition costs primarily included reserves for termination of acquired redundant network elements and closure of acquired duplicate facilities (See Note 4)

7.    Long-Term Debt:

        Long-term debt consisted of the following:

	2002	2001
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	$433,974	$385,765
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	202,210	201,852
Senior secured credit facilities, variable interest rate	470,300	350,000
Capital lease obligations (see Note 8)	94,739	78,687

Total debt	1,201,223	1,016,304
Less: current portion of long-term debt	561,532	3,120

Long-term debt	$639,691	$1,013,184

        The approximate annual debt maturities for the five years subsequent to December 31, 2002, are as follows:

2003	$556,223
2004	82,060
2005	145,590
2006	242,650
2007	—
Thereafter	93,777

Total	$1,120,300

        2003 long-term debt maturities include a reduction in debt as required by the Company's interim agreement with its senior bank creditors, as discussed below.

        Series B 11 3/4% Notes Due 2008.    On February 3, 1998, the Company raised gross proceeds of approximately $250,477 in an offering of 445,000 units, each of which consists of one 11 3/4% senior discount note due 2008 of the Company and one redeemable warrant to purchase approximately 2.19 shares of common stock at an exercise price of $.01 per share, subject to certain antidilution provisions. Of the gross proceeds, $242,294 was allocated to the 11 3/4% notes and $8,184 was allocated to the redeemable warrants. The redeemable warrants became exercisable in connection with the Company's initial public offering (see Note 9) in July 1998.

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

        The Series B notes have a principal amount at maturity of $445,000 and an effective interest rate of 12.21%. The Series B notes are unsecured and mature on February 15, 2008. Commencing August 15, 2003, interest on such notes is payable in cash at the rate of 11 3/4% per annum on February 15 and August 15 of each year. From and after February 15, 2003, interest on the Series B notes will be payable semi-annually in cash at the rate of 11 3/4% per annum. The Company is required to make an offer to purchase the redeemable warrants for cash at the relevant value upon the occurrence of a repurchase event, as defined in the applicable warrant agreement.

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

        Under the terms of the Series B notes, the Company may redeem these notes at certain times and in certain amounts. Upon a change of control, as defined, the Company is required to make an offer to purchase the 11 3/4% notes at a purchase price of 101% of the accreted value thereof together with accrued interest, if any.

        12 7/8% Senior Notes Due 2008.    On July 7, 1998, the Company raised approximately $200,919 of gross proceeds from the sale of its 12 7/8% senior discount notes due 2008 of which approximately $69,033 was used to purchase U.S. government securities, which were placed in a pledged account to secure and fund the first six scheduled payments of interest on the notes.

        The 12 7/8% notes have a principal amount at maturity of $205,000 and an effective interest rate of 13.24%. The 12 7/8% notes are unsecured and mature on May 15, 2008. Interest on the 12 7/8% notes is payable semi-annually in cash at the rate of 12 7/8% per annum on May 15 and November 15 of each year. As of December 31, 2002 and 2001, the Company has recorded accrued interest associated with the 12 7/8% notes of $3,299 and $3,299, respectively, which is included in other current liabilities.

        Under the terms of the 12 7/8% notes, the Company may redeem these notes at certain times and in certain amounts. Upon a change of control, as defined, the Company is required to make an offer to purchase the 12 7/8% notes at a purchase price of 101% of the principal amount thereof, together with accrued interest, if any.

        The Series B notes and 12 7/8% notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect to their capital stock, redeem capital stock, make investments or certain other restricted payments, sell assets, issue or sell stock of certain subsidiaries, engage in transactions with stockholders or affiliates or effect a consolidation or merger. The Company was in compliance with all such restrictive covenants at December 31, 2002.

        Senior Secured Credit Facilities.    In February 2000, the Company closed on $500,000 of senior secured credit facilities (Credit Facilities). The Credit Facilities consist of a $350,000 seven-year revolving credit facility and a $150,000 two-year delayed draw term loan facility. Interest is generally the London Interbank Offered Rate (LIBOR) plus 4.50%. The blended borrowing rate on outstanding borrowings at December 31, 2002 is 5.77% and will remain fixed until June 26, 2003.

        The Credit Facilities are secured by (1) the capital stock of Allegiance Telecom Company Worldwide (which stock is owned by the Company's parent holding company, Allegiance Telecom, Inc.) and (2) all of the assets of Allegiance Telecom Company Worldwide, including the capital stock owned by that entity in each of its subsidiaries.

        As of December 31, 2002, there were $324,800 and $145,500 of borrowings outstanding under the seven-year revolving credit facility and the two-year delayed draw term loan facility, respectively, all of which are classified as long-term debt. The revolving credit facility will be permanently reduced in accordance with its amortization schedule as follows: 20% in 2004 (a pro-rata amount each quarter), 30% in 2005 (a pro-rata amount each quarter) and 50% in 2006 (a pro-rata amount each quarter). Principal amounts of the delayed draw term loan are to be repaid as follows: 20% in 2004 (pro-rata payments to be made quarterly), 30% in 2005 (pro-rata payments to be made quarterly) and 50% in 2006 (pro-rata payments to be made quarterly).

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

        On November 27, 2002, the Company reached an agreement with its senior bank creditors regarding modifications to the Credit Facilities. Under this agreement, the Company obtained a waiver of all existing financial covenants through April 30, 2003 and replaced those covenants during this period with a free cash flow from operations covenant (EBITDA less capital expenditures) and a total leverage covenant. Under this interim amendment, the Company cannot permit its consolidated total debt to exceed at any time (i) $1,275,000 from November 27, 2002 through April 29, 2003 and (ii) $645,000 thereafter. Under the terms of the interim amendment, the Company repaid $15,000 of the Credit Facilities, which was applied to the initial amortization of the facility scheduled to begin in 2004. The Company was in compliance with interim period covenants at December 31, 2002.

        A permanent amendment to the Credit Facilities must be in place prior to the April 30, 2003 waiver expiration. In conjunction with the negotiation of this permanent amendment, the Company has been evaluating possible recapitalization transactions and pursuing numerous financial and negotiated strategic alternatives to reduce total indebtedness.

        Under the terms of the Credit Facilities, the Company is required to deliver an unqualified audit report to its senior lenders. The Company received an audit report that is modified to express substantial doubt about the Company's ability to continue as a going concern. As such, if the Company does not receive a waiver from its senior lenders or if it is unable to cure this breach within 30 days, there will be an event of default under the Credit Facilities. An event of default under the Credit Facilities could cause all amounts outstanding under the Credit Facilities to become immediately due and payable. If they become immediately due and payable, the Company's bondholders may also accelerate the payment of outstanding amounts due under the Series B notes and the 12 7/8% notes. No adjustment that might result from the potential impact of these acceleration events is reflected in the debt maturity table above.

8.    Leases:

        The Company has entered into various capital lease agreements, with expirations through 2022, covering dedicated optical fiber capacity and certain equipment. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheet in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense.

        The Company has entered into various operating lease agreements, with expirations through 2015, for network facilities, office space and equipment. Rent expense on operating leases for the years ended December 31, 2002, 2001 and 2000, was $34,600, $31,765 and $16,950, respectively.

        Future minimum lease obligations for all non-cancelable capital and operating lease agreements with initial or remaining terms of one year or more at December 31, 2002 are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2003	$14,046	$30,545
2004	13,456	28,693
2005	12,601	27,533
2006	12,658	25,300
2007	10,353	23,299
Thereafter	108,652	68,322

Total minimum future lease payments	171,766	$203,692

Amount representing interest	(77,027)

Present value of minimum lease payments	94,739
Current portion	(5,309)

Long-term capital lease obligations	$89,430

        Certain operating and capital lease agreements contain renewal and purchase options at the end of the initial lease terms.

9.    Capitalization:

        Preferred Stock.    In connection with the Company's initial public offering, the Company authorized 1,000,000 shares of preferred stock with a $.01 par value. At December 31, 2002 and 2001, no shares of preferred stock were issued and outstanding.

        Common Stock.    On February 2, 2000, the Company raised $693,000 of gross proceeds from the sale of the Company's common stock. The Company sold 9,900,000 shares at a price of $70 per share. Net proceeds from this offering were $665,562. On February 29, 2000, the underwriters of this offering exercised an option to purchase an additional 803,109 shares of common stock, providing an additional $56,218 gross proceeds and $54,113 net proceeds to the Company.

        On February 28, 2000, a three-for-two stock split of the Company's common stock was effected in the form of a 50% stock dividend to shareholders of record on February 18, 2000. Par value remained unchanged at $.01 per share. All references to the number of common shares and per share amounts have been restated to reflect the stock split for all periods presented.

        At December 31, 2002 and 2001, 125,157,605 and 115,542,354 shares were issued and 124,830,110 and 115,214,859 were outstanding, respectively. Of the authorized but unissued common stock, 19,758,718 shares were reserved for issuance upon exercise of stock options issued under the Company's stock option, stock incentive and stock purchase plans (see Note 13) and 205,851 shares were reserved for issuance, sale and delivery upon the exercise of warrants (see Note 7) at December 31, 2002.

        Warrants.    During 2002, 1,000 warrants, formerly referred to as redeemable warrants (see Note 7), were exercised to purchase 2,188 shares of common stock. Fractional shares are not issued, cash payments are made in lieu thereof, according to the terms of the warrant agreement. No warrants were exercised during 2001. At December 31, 2002 and 2001, 94,031 and 95,031 warrants, respectively, were outstanding. The warrants will expire on February 3, 2008.

        Deferred Compensation.    During 1998 and 1997, certain management investors acquired membership units of Allegiance Telecom, LLC at amounts less than the estimated fair market value of the membership units, consequently, the Company recognized deferred compensation of $10,090 and $978 at December 31, 1998 and 1997, respectively, of which $41, $2,726 and $2,767 was amortized to expense during the periods ended December 31, 2002, 2001 and 2000, respectively. In connection with the initial public offering, the redeemable preferred stock was converted into common stock and Allegiance Telecom, LLC was dissolved. The deferred compensation charge is amortized based upon the period over which the Company has the right to repurchase certain of the securities (at the lower of fair market value or the price paid by the employee) in the event the management investor's employment with the Company is terminated. Deferred compensation also includes stock options granted at an exercise price less than market value, stock options subject to variable plan accounting, and restricted stock issued to management employees (see Note 13).

        Deferred Management Ownership Allocation Charge.    On July 7, 1998, in connection with the initial public offering, certain venture capital investors and certain management investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, which owned substantially all of the Company's outstanding capital stock. As a result of the successful initial public offering, Allegiance Telecom, LLC was dissolved and its assets (which consisted almost entirely of such capital stock) were distributed to the venture capital investors and management investors in accordance with the Allegiance Telecom, LLC's limited liability company agreement. This agreement provided that the equity allocation between the venture capital investors and the management investors be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. The Company recorded the increase in the value of the assets of Allegiance Telecom, LLC allocated to the management investors as a $193,537 increase in additional paid-in capital, of which $122,476 was recorded as a noncash, nonrecurring charge to operating expenses and $71,061 was recorded as a deferred management ownership allocation charge. The deferred charge was amortized at $175 and $6,480 as of December 31, 2001 and 2000, and was fully amortized as of March 31, 2001. The Company repurchased 289,527 shares from terminated management investors during 2000. A remaining deferred charge of $135 related to these shares was reversed to additional paid-in-capital upon the repurchase of the shares.

10.    Related Parties:

        During 2002, the Company incurred approximately $450 in legal fees to a law firm in which a member of the Company's board of directors is a senior partner.

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

        During 2001, the Company incurred $351 in charges for company business travel on an airplane owned and operated by a company that is wholly-owned by a director and executive vice president of the Company. The air travel rate charged for use of the airplane was at least as favorable as the rate charged by private aircraft owners unaffiliated with the Company. No such payments were made during 2002.

11.    Commitments and Contingencies:

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

        The Company purchased the $13,100 of telecommunications equipment and has satisfied the purchase commitment for 2002. As of December 31, 2002, the remaining commitment under this agreement is approximately $123,800. The agreement provides that, subject to certain conditions, if the Company does not meet the required purchase milestones, the Company will be required to provide cash settlement in an amount equal to the shortfall. During the term of the contract, such shortfall payments may be applied to future purchases in the next succeeding year. Given the change in focus in the Company's business to achieving profitability, the Company is in the process of renegotiating this contract with Lucent. There can be no assurance that the Company will be successful in completing the renegotiation.

12.    Federal Income Taxes:

        The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events which have been recognized in the Company's financial statements. The Company had approximately $1,344,311 and $877,794 of net operating loss carryforwards for federal income tax purposes at December 31, 2002 and 2001, respectively. The net operating loss carryforwards will begin to expire in the years 2012 through 2019 if not previously utilized. The Company has recorded a valuation allowance equal to the net deferred tax assets at December 31, 2002 and 2001, due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management is able to determine that the realization of the deferred tax assets is more likely than not to occur. Generally, reductions in the valuation allowance will reduce future provisions for income tax expense. Reductions in the valuation allowance related to tax deductions for employee stock option exercises will reduce the Company's additional paid-in capital.

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets:
Net operating loss carryforward	$539,357	$327,417
Start-up costs capitalized for tax purposes	643	1,069
Amortization of intangibles	16,287	—
Allowance for doubtful accounts	6,327	15,797
Accrued liabilities and other	6,557	21,975
Amortization of original issue discount	71,109	51,906

Total gross deferred tax assets	640,280	418,164
Less valuation allowance	(556,959)	(342,394)

Net deferred tax assets	$83,321	$75,770

Deferred tax liabilities:
Depreciation	$(83,321)	$(71,919)
Amortization of intangibles	—	(3,851)

Total gross deferred tax liabilities	(83,321)	(75,770)

Net deferred tax asset	$—	$—

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

        A reconciliation of the Company's effective tax rate and the U.S. federal and state tax rate is as follows:

2002
Statutory U.S. federal rate	(35)%
State income taxes, net of federal benefit	(3)%
Valuation allowance for deferred taxes	32%
Goodwill and other identifiable intangibles	6%

—%

13.    Stock Option/Stock Incentive/Stock Purchase Plans:

        1997 Nonqualified Stock Option Plan And 1998 Stock Incentive Plan.    Under the 1997 stock option plan, the Company granted stock options to key employees, a director and a consultant of the Company for an aggregate of 1,580,321 shares of common stock. The Company will not grant stock options for any additional shares under the 1997 stock option plan.

        Under the 1998 stock incentive plan, the Company may grant stock options to certain employees, directors, advisors and consultants of the Company. The 1998 stock incentive plan provides for issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee of the Board of Directors deems consistent with the purposes of the 1998 stock incentive plan. The Company has 18,857,402 shares of common stock reserved for issuance under the 1998 stock incentive plan at December 31, 2002.

        Stock options granted under both plans generally have a term of six years and vest over a three-year period and the Compensation Committee of the Board of Directors administers both option plans.

        A summary of the status of the 1997 stock option plan as of December 31, 2002, 2001 and 2000 is presented in the table below:

	December 31, 2002		December 31, 2001		December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	531,196	$1.80	745,172	$1.80	1,098,155	$1.79
Granted	—	—	—	—	—	—
Exercised	(8,532)	1.65	(213,300)	1.80	(334,216)	1.76
Forfeited	(47,440)	1.69	(676)	2.27	(18,767)	1.88

Outstanding, end of period	475,224	1.82	531,196	1.80	745,172	1.80

Options exercisable at period-end	475,224		531,196		595,660

        The following table sets forth the range of exercise prices and weighted average remaining contractual life at December 31, 2002 under the 1997 stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.65 - 2.31	475,224	1.2	$1.82	475,224	$1.82

        A summary of the status of the 1998 stock incentive plan as of December 31, 2002, 2001 and 2000 is presented in the table below:

	December 31, 2002		December 31, 2001		December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	24,615,855	$15.34	20,383,461	$29.79	6,428,376	$26.68
Granted	6,681,803	1.40	14,189,571	7.50	16,557,703	33.33
Exercised	(76,586)	0.12	(161,733)	11.17	(366,604)	11.47
Forfeited	(15,613,612)	11.77	(9,795,444)	34.14	(2,236,014)	50.07

Outstanding, end of period	15,607,460	12.72	24,615,855	15.34	20,383,461	29.79

Options exercisable at period-end	7,643,110		7,102,039		2,179,551
Weighted average fair value of options granted	$1.04		$5.73		$25.83

        The following table sets forth the exercise prices and weighted average remaining contractual life at December 31, 2002 under the 1998 stock incentive plan:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.55 - 0.78	1,843,061	5.5	$0.65	638,171	$0.63
$ 0.90 - 1.17	3,097,848	5.4	$1.15	0
$ 1.94 - 2.31	288,286	5.2	$2.08	0
$ 3.01 - 3.01	3,283,683	4.6	$3.01	1,852,333	$3.01
$ 4.94 - 6.72	591,820	4.2	$5.90	234,685	$5.79
$ 7.79 - 11.10	670,642	3.7	$9.90	391,496	$9.70
$11.79 - 17.67	3,066,671	3.4	$14.29	2,354,487	$14.36
$19.13 - 21.25	337,119	3.9	$19.70	205,555	$19.69
$33.25 - 49.00	1,226,391	2.9	$38.54	987,895	$37.88
$54.44 - 71.06	1,201,939	3.0	$65.70	978,488	$65.46

	15,607,460			7,643,110

        As the estimated fair market value of the Company's common stock (as implied by the initial public offering price) exceeded the exercise price of certain stock options granted during 1998 and 1997, the Company recognized deferred compensation of $7,635 and $2,031 at December 31, 1998 and 1997, respectively, of which $423 and $2,889 was amortized to expense during the years ended December 31, 2001 and 2000, respectively.

        In February 1999, the Company granted employee stock options under the 1998 stock incentive plan with an exercise price below market value at the date of grant. A deferred compensation charge of $6,807 was recognized, and $189, $2,269 and $2,269 was amortized to expense in the years ended December 31, 2002, 2001 and 2000, respectively.

        During 2000, the Company recognized a deferred compensation charge of $957 as a result of an exchange of unvested stock options of acquired businesses (see Note 4) for employee stock options under the Company's 1998 stock incentive plan. $313, $313 and $96 was amortized to expense in the years ended December 31, 2002, 2001 and 2000, respectively.

        In November 2000, the Company granted non-qualified, outperform stock options to certain key employees under the 1998 stock incentive plan. These outperform options are notated as such due to the nature of the options in which the ultimate number and exercise price of the options are dependent on the performance of the Company's stock price relative to the performance of the NASDAQ 100 Index. As the number of options and the exercise price were not fixed at the date of grant, the Company accounts for these stock options using variable plan accounting under APB No. 25. This accounting will require the Company to measure and record compensation ratably from the date of grant until the options are exercised. The outperform stock options vest in equal quarterly amounts through November 2001 and generally expire on March 31, 2003. If the Company's exchange-traded stock price outperforms the NASDAQ 100 Index on a go-forward basis, it is possible that the Company could have material compensation charges in future periods related to unexercised outperform stock options. At December 31, 2000, the Company recorded a deferred compensation charge of $12,128 and compensation expense of $2,106 through that date. During 2001, this charge and all related expenses were reversed due to downward movement in the market price of the Company's common stock. No additional expense related to the outperform stock options was recognized during 2002.

        During 2001 and 2002, the Company cancelled certain outstanding stock options, which caused grants made to the same employees within six months of these cancellations to be subject to variable plan accounting under APB No. 25. At December 31, 2002 and 2001, the deferred compensation charge related to these options was $31 and $5,288, respectively, and the Company had recorded compensation expense of $22 and $0, respectively through those dates. The deferred compensation charge will be amortized to expense over the vesting period of the stock options, and will continually be adjusted based on the market price of the Company's common stock.

        During 2002, the Company issued 3,461,120 shares of restricted stock to certain management employees in exchange for stock options held by such employees that had an exercise price of five dollars and fifty cents or more at a ratio of three shares of restricted stock for every four shares issuable pursuant to such stock options. In addition, during 2002, the Company issued 2,920,000 shares of restricted stock to certain senior executives in exchange for stock options issued to such executives on October 15, 2001, at a ratio of four shares for every five shares issuable pursuant to such stock options. These restricted shares were issued at no cost to the employees; therefore, the Company recognized deferred compensation of $6,509 based on the market value of the stock at the date of issuance. The deferred compensation charge will be amortized to expense over the three-year vesting period of the restricted stock. $1,605 was amortized to expense in the year ended December 31, 2002.

        Employee Stock Discount Purchase Plan.    The Company's stock discount purchase plan is intended to give employees a convenient means of purchasing shares of the Company's common stock through payroll deductions. Each participating employee's contributions will be used to purchase shares for the employee's share account as promptly as practicable after each calendar quarter. The cost per share will be 85% of the lower of the closing price of the Company's common stock on the Nasdaq National Market on the first or the last day of the calendar quarter. The Company has 56,839 shares of common stock reserved for issuance under the stock purchase plan at December 31, 2002. During 2002 and 2001, 2,474,042 and 672,337 shares, respectively, were issued under the stock purchase plan for proceeds of $3,887 and $4,916, respectively. As of December 31, 2002, participants have contributed

$32, which will be used to purchase the remaining 56,839 shares in January 2003. The Compensation Committee of the Board of Directors administers the stock purchase plan.

14.    Long-Term Sales Contract:

        Effective in 2000, and amended in 2000, 2001 and 2002, the Company executed a long-term contract to provide an integrated network solution and certain services to Genuity Solutions Inc., a network service provider and operator of a nationwide Internet network. The contract was established specifically to support Genuity's customer contracts, including that with America Online. This contract establishes Genuity as the Company's largest customer. Total revenues from Genuity for the years ended December 31, 2002, 2001 and 2000 were $90,342, $46,780 and $22,274, respectively. The contract term expires on December 31, 2006. Under this agreement, Genuity committed to pay an aggregate of $563,010 over the term of the contract, subject to the Company's performance under the contract and the other terms and conditions of the contract. The contract contains specific provisions that decrease Genuity's purchase commitment, including but not limited to, Genuity experiencing a business downturn. The agreement also provides that if the Company receives a going concern qualification or experiences an event of default as defined under the Credit Facilities, (a) Genuity may exercise an option to purchase all of the dedicated assets and infrastructure used by the Company to provide the integrated network solution to Genuity and (b) Genuity would still be required to continue to purchase certain services from the Company for the remainder of the term of the agreement. If Genuity exercises its option, Genuity would be required to pay (1) for the dedicated assets, the remaining undepreciated value of the dedicated assets and (2) for the certain services, the remaining overall value of the agreement less the amounts paid to purchase the dedicated assets and infrastructure.

        On November 27, 2002, Genuity and Level 3 Communications announced that the two companies reached a definitive agreement in which Level 3 would acquire substantially all of Genuity's assets and operations and assume a significant portion of Genuity's existing long-term operating agreements. To facilitate the transaction, Genuity filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The consummation of Level 3's purchase of this Genuity contract was announced on February 4, 2003.

15.    Quarterly Financial Data (Unaudited):

        The following table summarizes results for each of the four quarters in the years ended December 31, 2002 and 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2002:
Revenues	$162,095	$184,437	$219,539	$204,911	$770,982
Gross profit	80,017	89,114	101,242	96,165	366,538
Net loss	(112,590)	(226,815)	(113,110)	(120,155)	(572,670)
Net loss per share, basic and diluted	(0.97)	(1.94)	(0.97)	(1.00)	(4.88)
Year ended December 31, 2001:
Revenues	$105,874	$124,059	$135,137	$151,818	$516,888
Gross profit	54,646	63,258	69,423	77,827	265,154
Net loss	(96,340)	(103,338)	(106,537)	(125,598)	(431,813)
Net loss per share, basic and diluted	(0.87)	(0.92)	(0.94)	(1.09)	(3.82)

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Allegaince Telecom, Inc.'s 2001 consolidated financial statements previously filed on Form 10-K. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

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

ARTHUR ANDERSEN LLP

Dallas, Texas
February 19, 2002

S-1

SCHEDULE II

ALLEGIANCE TELECOM, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(dollars in thousands)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2002	$29,621	$66,224	$1,049	$(82,409)	$14,485
Year Ended December 31, 2001	$12,638	$41,600	$5,626	$(30,243)	$29,621
Year Ended December 31, 2000	$7,800	$25,914	$555	$(21,631)	$12,638

S-2

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended June 30, 1998).
3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1998).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.1 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended September 30, 2001).
3.4	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended June 30, 1998).
4.1	Indenture, dated as of July 7, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as trustee (including the Form of Notes) (incorporated herein by reference to Exhibit 4.1 to Allegiance Telecom, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 333-69543).
4.2	Indenture, dated as of February 3, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to Allegiance Telecom, Inc.'s Registration Statement on Form S-4, as amended, Registration No. 333-49013 (the "Form S-4 Registration Statement")).
4.3	Form of 11 3/4% Senior Discount Notes (incorporated herein by reference to Exhibit 4.3 to the Form S-4 Registration Statement).
4.4	Collateral Pledge and Security Agreement, dated as of July 7, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to Allegiance Telecom, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 333-69543).
10.1	Stock Purchase Agreement, dated August 13, 1997, between Allegiance Telecom LLC and Allegiance Telecom, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form S-4 Registration Statement).
*10.2	Termination of Board Voting Agreements, dated February 14, 2003, among Allegiance Telecom, Inc., Royce J. Holland, the Royce J. Holland Family Limited Partnership, Thomas Lord (individually and on behalf of Brian Lord and Colin Lord), Victoria Lord, C. Daniel Yost, Anthony Parella, Frontenac VII Limited Partnership, Frontenac Masters VII Limited Partnership, Madison Dearborn Capital Partners II, L.P., Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P. and Morgan Stanley Capital Investors, L.P.
10.3	Securityholders Agreement, dated August 13, 1997, among Allegiance Telecom LLC, Allegiance Telecom, Inc. and certain venture fund and management investors (incorporated herein by reference to Exhibit 10.2 to the Form S-4 Registration Statement).
10.4	Amended and Restated Registration Agreement, dated September 13, 1999, among certain stockholders and Allegiance Telecom, Inc. (incorporated herein by reference to Exhibit 99.4 to Allegiance Telecom, Inc.'s Form 8-K filed with the SEC on September 22, 1999).
10.5	Warrant Registration Rights Agreement, dated as of January 29, 1998, by and among Allegiance Telecom, Inc. and Morgan Stanley & Co. Incorporated, Salomon Brothers Inc, Bear, Stearns & Co. Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers of the 11 3/4% Senior Discount Notes (incorporated herein by reference to Exhibit 10.11 to the Form S-4 Registration Statement).

10.6	Warrant Agreement, dated February 3, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as Warrant Agent (including the form of the Warrant Certificate) (incorporated herein by reference to Exhibit 10.9 to the Form S-4 Registration Statement).
+10.7	Allegiance Telecom, Inc. 1997 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Form S-4 Registration Statement).
+10.8	Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Allegiance Telecom, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 333-53479).
+10.9	First Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1998).
+10.10	Second Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.11	Third Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2000).
+10.12	Fourth Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2001).
+10.13	Fifth Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.12 to Allegiance Telecom, Inc.'s Form S-8 filed with the SEC on July 8, 2002).
*+10.14	Sixth Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan.
+10.15	Amended and Restated Executive Purchase Agreement, dated December 13, 1999, between Allegiance Telecom, Inc. and Royce J. Holland (incorporated herein by reference to Exhibit 10.9 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.16	Amended and Restated Executive Purchase Agreement, dated December 13, 1999, between Allegiance Telecom, Inc. and Thomas M. Lord (incorporated herein by reference to Exhibit 10.10 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.17	Amended and Restated Executive Purchase Agreement, dated December 13, 1999, between Allegiance Telecom, Inc. and C. Daniel Yost (incorporated herein by reference to Exhibit 10.11 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.18	Form of Executive Purchase Agreement among Allegiance Telecom LLC, Allegiance Telecom, Inc. and each of certain management investors (incorporated herein by reference to Exhibit 10.8 to the Form S-4 Registration Statement).
10.19	Secured Promissory Note of G. Clay Myers dated December 6, 1999 and Amended and Restated Pledge Agreement between G. Clay Myers and Allegiance Telecom, Inc. dated June 7, 2001.
10.20	Full Recourse Promissory Note of Anthony J. Parella dated November 1, 2001 and Pledge Agreement between Anthony J. Parella and Allegiance Telecom Company Worldwide dated November 1, 2001.
*+10.21	Form of Restricted Stock Agreement dated June 7, 2002, between Allegiance Telecom, Inc. and each of Royce Holland, Dan Yost, Tom Lord, Tony Parella, Mark Tresnowski and other senior officers.

*+10.22	Form of Amendment No. 1 to Allegiance Telecom, Inc. Restricted Stock Agreement dated November 5, 2002, between Allegiance Telecom,\ Inc. and each of Royce Holland, Dan Yost, Tom Lord, Tony Parella, Mark Tresnowski and other senior officers.
*+10.23	Form of Amendment No. 2 to Allegiance Telecom, Inc. Restricted Stock Agreement dated February 24, 2003, between Allegiance Telecom, Inc. and each of Royce Holland, Dan Yost, Tom Lord, Tony Parella, Mark Tresnowski and other senior officers.
*+10.24	Form of Restricted Stock Agreement dated June 7, 2002, between Allegiance Telecom, Inc. and each of Tony Parella, Mark Tresnowski and other officers.
*+10.25	Form of Restricted Stock Agreement dated June 7, 2002, between Allegiance Telecom, Inc. and each of Reed Hundt and Andrew Lipman.
*+10.26	Form of Amendment No. 1 to Allegiance Telecom, Inc. Restricted Stock Agreement dated September 12, 2002, between Allegiance Telecom, Inc. and each of Reed Hundt, Andrew Lipman, Tony Parella, Mark Tresnowski and other officers.
*+10.27	Form of Amendment No. 2 to Allegiance Telecom, Inc. Restricted Stock Agreement dated February 28, 2003, between Allegiance Telecom, Inc. and each of Reed Hundt, Andrew Lipman, Tony Parella, Mark Tresnowski and other officers.
10.28	Form of Indemnification Agreement by and between Allegiance Telecom, Inc. and its directors and officers (incorporated herein by reference to Exhibit 10.13 to the Form S-1 Registration Statement).
10.29	Master Procurement Agreement, dated April 28, 2000 between Allegiance Telecom, Inc. and Lucent Technologies Inc. (incorporated herein by reference to Exhibit 10.15 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2000).
10.30	Credit and Guaranty Agreement, dated February 15, 2000, among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, certain subsidiaries of Allegiance Telecom, Inc., various lenders, Goldman Sachs Credit Partners L.P., a Syndication Agent and Sole Lead Arranger, Toronto Dominion (Texas), Inc., as Administrative Agent, and BankBoston, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.16 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
10.31	First Amendment, dated November 27, 2002, among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, certain subsidiaries of Allegiance Telecom, Inc., various lenders, Goldman Sachs Credit Partners L.P., as Syndication Agent and Sole Lead Arranger, General Electric Capital Corporation (as successor in interest to Toronto Dominion (Texas), Inc.), as Administrative Agent, and BankBoston, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents (incorporated herein by reference to Exhibit 99.2 to Allegiance Telecom, Inc.'s Form 8-K filed with the SEC on November 27, 2002).
10.32	Integrated Network Solution Purchase Agreement, between Allegiance Telecom Company Worldwide and Genuity Solutions Inc., dated July 24, 2000, as amended by Amendment One to Integrated Network Solution Purchase Agreement dated September 29, 2000, Amendment Two to Integrated Network Solution Purchase Agreement dated December 29, 2000 and Amendment Three to Integrated Network Solution Purchase Agreement dated December 31, 2001.
10.33	Amendment Four to Integrated Network Solution Purchase Agreement dated August 21, 2002 (incorporated herein by reference to Exhibit 10.1 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended September 30, 2002).
*11.1	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2002.
*11.2	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2001.

*11.3	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2000.
*21.1	Subsidiaries of Allegiance Telecom, Inc.
*23.1	Consent of KPMG LLP.
*24.1	Power of Attorney (included in the signature page to this report).
*99.1	Section 902 Certification
*99.2	Section 902 Certification

*
Filed in this Form 10-K

+
Management contract or compensatory plan or arrangement.

QuickLinks

TABLE OF CONTENTS
INTRODUCTION
FORWARD-LOOKING STATEMENTS
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
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLEGIANCE TELECOM
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION
CERTIFICATION
Independent Auditors' Report
Report of Independent Public Accountants
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
INDEX TO EXHIBITS