Form 10-Q
period 2003-03-31
ALLEGIANCE TELECOM INC
filed 2003-05-20
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003.
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

        As of May 14, 2003, the registrant has 124,759,573 shares of common stock, par value $0.01 per share outstanding.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$257,641	$253,311
Short-term investments	5,956	30,955
Accounts receivable, net	135,203	153,196
Prepaid expenses and other current assets	23,349	18,916

Total current assets	422,149	456,378
Property and equipment, net	868,182	924,106
Deferred debt issuance costs, net	15,100	15,879
Long-term investments, restricted	3,881	881
Other assets, net	39,738	43,974

Total assets	$1,349,050	$1,441,218

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$68,422	$59,282
Accrued liabilities and other current liabilities	138,251	124,444
Current portion of long-term debt	564,977	561,532

Total current liabilities	771,650	745,258
Long-term debt	640,070	639,691
Other long-term liabilities	12,705	12,545
Commitments and contingencies (see Note 11)
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 750,000,000 shares authorized, 125,264,444 and 125,157,605 shares issued and 124,778,137 and 124,830,110 shares outstanding at March 31, 2003 and December 31, 2002, respectively	1,252	1,251
Additional paid-in capital	1,808,569	1,808,690
Common stock in treasury, at cost, 486,307 and 327,495 shares at March 31, 2003 and December 31, 2002, respectively	(45)	(45)
Common stock warrants	1,857	1,857
Deferred compensation	(4,043)	(5,149)
Accumulated deficit	(1,882,965)	(1,762,880)

Total stockholders' equity (deficit)	(75,375)	43,724

Total liabilities and stockholders' equity (deficit)	$1,349,050	$1,441,218

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues	$204,577	$162,095
Operating Expenses:
Network	111,453	82,078
Selling, general and administrative	116,574	101,784
Depreciation and amortization	66,633	68,016
Non-cash deferred compensation	953	454

Total operating expenses	295,613	252,332

Loss from operations	(91,036)	(90,237)
Other Income (Expense):
Interest income	1,005	1,745
Interest expense	(30,053)	(24,098)

Total other income (expense)	(29,048)	(22,353)

Net Loss	$(120,084)	$(112,590)

Net loss per share, basic and diluted	$(1.00)	$(0.97)

Weighted average number of shares outstanding, basic and diluted	120,440,391	115,727,554

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(120,084)	$(112,590)
Adjustments to reconcile net loss to cash (used in) provided by operating activities—
Depreciation and amortization	66,633	68,016
Provision for uncollectible accounts receivable	14,033	10,832
Accretion of investments	(1)	(93)
Accretion of Series B and 12 7/8% notes	6,500	11,629
Amortization of deferred debt issuance costs	779	900
Amortization of deferred compensation	953	454
Changes in assets and liabilities, net of effects of acquisitions—
Decrease (increase) in accounts receivable	3,961	(18,387)
Decrease (increase) in prepaid expenses and other current assets	(4,488)	10,891
Decrease (increase) in other assets	1,103	(4,273)
Increase in accounts payable	9,140	10,992
Increase in accrued liabilities and other current liabilities	14,611	25,757

Net cash (used in) provided by operating activities	(6,860)	4,128
Cash flows from investing activities:
Purchases of property and equipment	(9,190)	(39,822)
Capitalized interest	(225)	(2,811)
Purchases of investments	(3,000)	(45,875)
Proceeds from sale of investments	25,000	13,753

Net cash provided by (used in) investing activities	12,585	(74,755)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	32	1,243
Payments on capital lease obligations	(1,427)	(2,091)
Other	—	(1)

Net cash used in financing activities	(1,395)	(849)

Increase (decrease) in cash and cash equivalents	4,330	(71,476)
Cash and cash equivalents, beginning of period	253,311	374,084

Cash and cash equivalents, end of period	$257,641	$302,608

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,335	$7,579
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease obligations	$7	$13,647
Common stock issued for business acquisitions (242,968 shares at March 31, 2002)	—	1,303

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2003 and 2002
(dollars in thousands, except share and per share data)
(unaudited)

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

        The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to current period presentation.

2. Reorganization and Going Concern:

        Voluntary Bankruptcy Filing.    On May 14, 2003, Allegiance Telecom, Inc. and all of its direct and indirect wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Company is currently operating as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

        Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Company's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization.

Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract in question. Counterparties to these rejected contracts or leases may file proofs of claim against the Company's estate for damages relating to such breaches. The United States Trustee for the Southern District of New York will appoint an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities are given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by the Company may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc. As a result, a plan of reorganization could result in holders of the Company's common stock and bonds receiving little or no value as part of the plan of reorganization.

        In order to exit Chapter 11 successfully, the Company will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Company initially has the exclusive right to solicit a plan of reorganization for 120 days from the date of filing its petition for relief. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company's business, creditors or stockholders or when the Company may emerge from Chapter 11. The Company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

        Accounting Impact.    The Company will be required to follow the provisions of Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, the Company's pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses and provisions for losses related to the bankruptcy filing as reorganization items. At March 31, 2003, no adjustments have been made in the condensed consolidated financial statements to reflect the provisions of SOP 90-7.

        Going Concern.    Our independent auditors have issued their Independent Auditors' Report on the Company's consolidated financial statements for the fiscal year ended December 31, 2002 with an explanatory paragraph regarding the Company's ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring operating losses and debt reduction requirements as stipulated by an interim amendment to the Company's senior secured credit facilities, such realization of assets and satisfaction of liabilities are subject to uncertainty, which raises substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Stock Based Compensation:

        At March 31, 2003, the Company had three stock-based compensation plans, the 1997 Nonqualified Stock Option Plan, the 1998 Stock Incentive Plan and the Employee Stock Discount Purchase Plan. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and the related interpretations in accounting for the Company's plans. Fixed stock option awards with pro-rata vesting are recognized as expense using the straight-line method over the vesting period.

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

	March 31, 2003	March 31, 2002
Dividend yield	—%	—%
Expected volatility	123.0%	123.0%
Expected life	3.0	3.0
Risk-free interest rate	2.03%	2.03%
	March 31, 2003	March 31, 2002
Reported net loss	$(120,084)	$(112,590)
Add: stock-based employee compensation expense included in reported net income	953	454
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(15,367)	(40,386)

Pro forma net loss	$(134,498)	$(152,522)

Net loss per share, basic and diluted—as reported	$(1.00)	$(0.97)
Net loss per share, basic and diluted—pro forma	$(1.12)	$(1.32)

4. Business Acquisitions:

        On June 17, 2002, the Company purchased substantially all of the assets of WorldCom's customer premise equipment sales and WorldCom's customer premise equipment maintenance businesses, known in the industry as "Shared Technologies Fairchild" or "Shared Technologies." The acquisition was accounted for using the purchase method, and accordingly, the net assets and results of operations of Shared Technologies have been included in the Company's consolidated financial statements since the date of acquisition. Included in the Company's financial statements were $35,139 of revenues and $20,201 of network expenses related to the Shared Technologies businesses for the quarter ended March 31, 2003.

        The following presents the unaudited pro forma results of the Company for the quarter ended March 31, 2002, as if the acquisition of the Shared Technologies businesses had been consummated at the beginning of the period presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

Three Months Ended March 31, 2002
(unaudited)
Revenue	$208,691
Net loss	(114,655)
Net loss per share, basic and diluted	(0.99)

        The purchase price of the Shared Technologies businesses was allocated to assets acquired and liabilities assumed, based on their respective estimated fair values at acquisition. The Company's purchase price allocation is preliminary, subject to post-acquisition due diligence of the acquired entity, and may be adjusted as additional information is obtained. During the quarter ended March 31, 2003, immaterial adjustments were made to the purchase price allocation of the Shared Technologies businesses.

5. Property and Equipment:

        Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the three months ended March 31, 2003 and 2002, $225 and $2,811, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

        Property and equipment at March 31, 2003 and December 31, 2002, consisted of the following:

	March 31, 2003	December 31, 2002	Useful Lives (in years)
Network equipment	$1,149,490	$1,148,583	2-20
Land	9,365	9,365	—
Leasehold improvements	145,924	145,713	7-10
Software	128,016	125,229	3
Office equipment and other	47,108	46,991	2-5
Furniture and fixtures	21,385	21,334	7

Property and equipment, in service	1,501,288	1,497,215
Less: Accumulated depreciation	(654,714)	(592,069)

Property and equipment, in service, net	846,574	905,146
Construction-in-progress	21,608	18,960

Property and equipment, net	$868,182	$924,106

6. Other Assets:

        Other assets at March 31, 2003 and December 31, 2002, consisted of the following:

	March 31, 2003	December 31, 2002
Acquired customer lists	$62,800	$62,800
Long-term deposits	16,538	17,030
Equipment pending deployment	8,009	8,688
Other	5,688	5,645

Total other assets	93,035	94,163
Less: Accumulated amortization	(53,297)	(50,189)

Other assets, net	$39,738	$43,974

        The acquired intangibles are being amortized over their estimated useful life of three years using the straight-line method. Amortization expense related to intangible assets totaled $3,108 and $10,258 during the quarters ended March 31, 2003 and 2002, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2003 is as follows:

Remainder of 2003	$7,192
2004	2,311

Total	$9,503

        Long-term deposits include a $10,397 prepayment to AT&T for long-distance services. Equipment pending deployment consists of equipment purchased and being staged for deployment in the Company's network. This equipment will be classified as property and equipment when it is deployed.

7. Accrued Liabilities and Other Current Liabilities:

        Accrued liabilities and other current liabilities at March 31, 2003 and December 31, 2002, consisted of the following:

	March 31, 2003	December 31, 2002
Accrued employee compensation and benefits	$16,362	$11,824
Accrued network expenses	43,365	52,643
Business acquisition costs	8,568	10,502
Accrued taxes	9,827	10,051
Accrued interest expense	17,281	4,154
Deferred revenue	36,205	29,009
Other	6,643	6,261

Accrued liabilities and other current liabilities	$138,251	$124,444

        Included in business acquisition costs at March 31, 2003 and December 31, 2002, are $5,515 and $6,684, respectively, of reserves primarily for termination of acquired redundant network elements and closure of acquired duplicate facilities. These reserves will generally be utilized over the remaining contractual periods as the related costs are incurred. The reserves will be fully utilized by March 31, 2007.

8. Long-Term Debt:

        Long-term debt at March 31, 2003 and December 31, 2002, consisted of the following:

	March 31, 2003	December 31, 2002
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	$440,377	$433,974
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	202,307	202,210
Senior secured credit facilities, variable interest rate	470,300	470,300
Capital lease obligations (see Note 9)	92,063	94,739

Total debt	1,205,047	1,201,223
Less: current portion of long-term debt	564,977	561,532

Long-term debt	$640,070	$639,691

        Current portion of long-term debt includes a reduction in debt as required by the Company's interim agreement with its senior bank creditors, as discussed below. As a result of the bankruptcy filing on May 14, 2003, there is an event of default under the senior secured credit facilities and notes, which caused all amounts to become immediately due and payable but which is not reflected as current portion in the table above.

        Senior Secured Credit Facilities.    In February 2000, the Company closed on $500,000 of senior secured credit facilities (Credit Facilities). The Credit Facilities consist of a $350,000 seven-year revolving credit facility and a $150,000 two-year delayed draw term loan facility. Interest is generally the London Interbank Offered Rate (LIBOR) plus 4.50%. The blended borrowing rate on outstanding borrowings at March 31, 2003, is 5.77% and will remain fixed until June 26, 2003.

        The Credit Facilities are secured by (1) the capital stock of Allegiance Telecom Company Worldwide (which stock is owned by the Company's parent holding company, Allegiance Telecom, Inc.) and (2) substantially all of the assets of Allegiance Telecom Company Worldwide, including the capital stock owned by that entity in each of its subsidiaries.

        As of March 31, 2003, there were $324,800 and $145,500 of borrowings outstanding under the seven-year revolving credit facility and the two-year delayed draw term loan facility, respectively. The revolving credit facility will be permanently reduced in accordance with its amortization schedule as follows: 20% in 2004 (a pro-rata amount each quarter), 30% in 2005 (a pro-rata amount each quarter) and 50% in 2006 (a pro-rata amount each quarter). Principal amounts of the delayed draw term loan are to be repaid as follows: 20% in 2004 (pro-rata payments to be made quarterly), 30% in 2005 (pro-rata payments to be made quarterly) and 50% in 2006 (pro-rata payments to be made quarterly).

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

        On November 27, 2002, the Company reached an agreement with its senior bank creditors regarding modifications to the Credit Facilities. Under this agreement, the Company obtained a waiver of all existing financial covenants through April 30, 2003 and replaced those covenants during this period with a free cash flow from operations covenant and a total leverage covenant. Under this interim amendment, the Company could not permit its consolidated total debt to exceed at any time (i) $1,275,000 from November 27, 2002 through April 29, 2003 and (ii) $645,000 thereafter. Under the terms of the interim amendment, the Company repaid $15,000 of the Credit Facilities, which was applied to the initial amortization of the facility scheduled to begin in 2004.

        From November 27, 2002 to April 29, 2003, the Company negotiated with its senior bank creditors to develop a mutually acceptable plan of restructuring. On April 29, 2003, in anticipation of our breach of various covenants in the senior credit agreement, the Company and its senior bank creditors entered into a forbearance agreement. The Company received a forbearance from its senior bank creditors until May 15, 2003 to allow the various parties to continue negotiations. In exchange, the Company made a $5 million principal payment and agreed to certain other covenants. On May 14, 2003, the Company filed for bankruptcy under Chapter 11 as discussed above.

9. Leases:

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

        The Company has entered into various operating lease agreements, with expirations through 2015, for network facilities, office space and equipment. Rent expense on operating leases for the quarters ended March 31, 2003 and 2002, was $8,346 and $8,578, respectively.

        Future minimum lease obligations for all non-cancelable capital and operating lease agreements with initial or remaining terms of one year or more at March 31, 2003, are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2003	$10,095	$22,902
2004	12,588	28,693
2005	12,601	27,533
2006	12,658	25,300
2007	10,353	23,299
Thereafter	108,652	68,322

Total minimum future lease payments	$166,947	$196,049

Amount representing interest	(74,884)

Present value of minimum lease payments	92,063
Current portion	(4,930)

Long-term capital lease obligations	$87,133

        Certain operating and capital lease agreements contain renewal and purchase options at the end of the initial lease terms.

10. Capitalization:

        During the three months ended March 31, 2003, 56,839 shares of common stock were issued under the Company's Employee Stock Discount Purchase Plan for proceeds of $32. There are no more shares available for issuance under this Employee Stock Discount Purchase Plan.

11.   Commitments and Contingencies:

        In April 2000, the Company executed a master procurement agreement with Lucent Technologies Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contained a three-year $350 million purchase commitment. On March 31, 2003, Allegiance and Lucent mutually agreed to terminate the master procurement agreement, including the minimum revenue commitment, and replace it with a general purchase agreement governing the Company's future purchases from Lucent. The general purchase agreement does not contain a minimum revenue commitment.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes to those financial statements contained in this report, as well as the section captioned "Risk Factors" in this report. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Allegiance Telecom, Inc. is generally referred to in this Management's Discussion and Analysis of Financial Condition and Results of Operations as "we," "our company" or "Allegiance".

OVERVIEW

        We are a facilities-based national local exchange carrier that provides telecommunications services to business, government and other institutional users in major metropolitan areas across the United States and we are focused primarily on small to medium-sized businesses. We offer an integrated set of telecommunications products and services including local, long distance, Internet, data colocation, web hosting and customer premise equipment sales and maintenance services. Our principal competitors are the incumbent local exchange carriers (also known in the industry as the "ILECs"), as well as long distance carriers and other integrated communications providers.

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

        We use multiple technologies in our network and a mixture of leased and owned facilities at the edge of the communications network in order to most effectively serve our customer base where it is physically located. Management's focus is on providing facilities-based services, and we generally provide services via resale on a limited basis. We do not use what is known as the unbundled network element platform ("UNE-P") to deliver services, except in a small number of sales where our facilities-based services would not be practicable or as an interim measure until the resold services can be converted to facilities-based services. UNE-P is a method where a carrier can lease all elements of a service from an incumbent local carrier, including switching. As of March 31, 2003, over 95% of our lines in service were provided over our own network facilities. The services that we provide over our own network generate higher margins than services provided by other carriers that are resold by us. Consistent with our facilities-based approach, we install voice and data aggregation and switching equipment in our own premises. We also install voice and data aggregation equipment in the central offices or "hubs" of the existing local incumbent carrier's networks, also known as colocation. This voice and data aggregation equipment connects directly to customers through the "local loop," which consists of the existing copper wire and fiber running from the central offices to each customer location. The local loop is owned by the incumbent carriers but can be leased by competitive carriers under the terms of the Telecommunications Act of 1996. Our local loop presence provides us with a flexible platform for delivering traditional voice and data access services to end-user customers. We connect our colocations to our main switching center in each market by either leasing additional network elements from the incumbent carriers and other providers on a short-term basis or by using dedicated fiber on a long-term basis. We have increasingly focused on dedicated fiber because of the growth of our customer base and traffic volume as well as its reliability.

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

BANKRUPTCY PROCEEDINGS

        On May 14, 2003 (the "Petition Date"), Allegiance Telecom, Inc. and its direct and indirect owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The reorganization is being jointly administered under the caption "In re Allegiance Telecom, Inc. et al. Case No. 03-13057(RDD)" (the "Chapter 11 cases"). We are currently operating our business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. We plan to continue operating our business in the ordinary course. As of the Petition Date, we had approximately $250 million of cash on hand to fund our operations.

        The distressed economic environment and the general malaise in the telecommunications industry has adversely impacted our business. Specifically, (a) many of our existing and potential customers have experienced their own financial difficulties, thereby decreasing customer demand for existing and new services, (b) the financial difficulties of our customers has led to non-payment, partial payment, or slow payment of bills for services provided by us, (c) the financial instability of other companies in the telecommunications industry has adversely affected the willingness of potential customers to move their telecommunications services to us, (d) certain of our suppliers have requested deposits, letters of credit, or other types of security, resulting in an unanticipated use of cash, (e) telecommunications carriers who owe reciprocal, access charge and/or other intercarrier compensation to us have either refused to pay or failed to pay in a timely manner for the services provided by us and (f) many of our competitors have undergone financial and operational restructurings in which, among other things, they have substantially reduced their level of debt and overall cost structure. As a consequence of the foregoing, the continued poor economic environment and the need for us to focus on profitability instead of high revenue growth, we determined that our current level of indebtedness needed to be significantly reduced.

        As a result, we and our senior lenders amended our senior credit agreement on November 27, 2002. Under the terms of that amendment, we agreed among other things: (a) to a total leverage covenant which provided that an event of default would occur on April 30, 2003 unless we reduced our long term debt to a level not to exceed $645 million, (b) that an event of default would occur on April 30, 2003 unless we had entered into a permanent amendment to our senior secured credit agreement by such date, (c) to repay $15 million of principal to our senior lenders and (d) that our free cash flow covenant would not be greater than negative $34 million for the quarter ended December 31, 2002 and negative $19 million for the quarter ended March 31, 2003. During the latter part of 2002 and to meet the covenants in this amendment, we significantly lowered our capital expenditures, reduced headcount, substantially decreased growth, eliminated less profitable products and services and continued to optimize our existing network assets. From November 27, 2002 to April 29, 2003, we negotiated with our lenders to develop a mutually acceptable plan of restructuring. On April 29, 2003, in order to avoid the occurrence of certain events of default under the senior credit agreement, we and our senior lenders entered into a forbearance agreement. We received a forbearance from our senior lenders until May 15, 2003 to allow the various parties to continue negotiations. During the forbearance period, these lenders agreed not to accelerate Allegiance's senior debt and agreed not to exercise any of their other rights under the senior credit agreement. In exchange, we made a $5 million principal payment to our senior lenders and agreed to certain other covenants. The forbearance agreement prohibited us from making any payment to the Allegiance Telecom, Inc. bondholders, including the interest payment on the 12 7/8% senior notes due on May 15, 2003. After entering into the forbearance agreement, we continued to negotiate with our lenders. However, the parties were unable to reach a mutually acceptable agreement prior to the expiration of the term of the forbearance agreement. Consequently, we, in the exercise of our prudent business judgment, determined that it was in the best interests of all of our stakeholders and for the maximization of the value of our businesses to commence the Chapter 11 cases and consummate a restructuring of our indebtedness through the Bankruptcy Court.

        In order to exit Chapter 11 successfully, we will need to propose, and obtain confirmation by the Bankruptcy Court, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, we initially have the exclusive right to file a plan of reorganization for 120 days. If we fail to file a plan of reorganization during this period (or any extended period approved by the Bankruptcy Court) or if such plan is not accepted by the required number of creditors within 180 days after the Petition Date, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization would resolve, among other things, our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for our corporate governance subsequent to exit from bankruptcy. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

        Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to payment, if any, under the plan of reorganization.

        Under Section 365 of the Bankruptcy Code, we may assume or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract. Subject to certain exceptions, this rejection relieves us of performing our future obligations under that lease or contract but entitles the counterparty to a pre-petition general unsecured claim, if any, for damages against our estate caused by the deemed breach. Counterparties to these rejected contracts or leases may file proofs of claim against our estate for such damages. Due to the uncertain nature of many of the potential rejection and abandonment related claims, we are unable to project the magnitude of these claims with any degree of certainty at this time. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure most existing defaults, including payment of any pre-petition amounts outstanding, under such executory contract or unexpired lease.

        The United States Trustee for the Southern District of New York will appoint an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters relating to our Chapter 11 cases that come before the Bankruptcy Court. There can be no assurance that the Creditors' Committee will support our positions or our ultimate plan of reorganization, once proposed, and disagreements between the Creditors' Committee and Allegiance could protract the Chapter 11 cases and could negatively impact Allegiance's ability to operate during the Chapter 11 cases.

        The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court; under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities (i.e., our senior secured debt) need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by us may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc. As a result, a plan of reorganization could result in holders of our common stock and bonds receiving little or no value as part of the plan of reorganization. In light of the foregoing, we consider our common stock and our bonds to be highly speculative and we caution the holders of such securities that such securities may ultimately be determined to have no value. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of such securities and claims.

        At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, our creditors or our stockholders or when we may emerge from Chapter 11. Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

RESULTS OF OPERATIONS

Revenues

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

        During the first quarter of 2003 and 2002, we generated revenues of approximately $204.6 million and $162.1 million, respectively. This 26% increase in revenues is attributable to an increase in the number of customers and services and products sold; specifically, our revenue growth during the quarter ended March 31, 2003 was enhanced by our acquisition of the customer premise equipment sales and customer premise equipment maintenance businesses, also known as Shared Technologies Fairchild, in June 2002, which contributed $35.2 million to first quarter 2003 revenue. Our revenue is lower than our projected revenue and has been negatively impacted by:

  •
  churn

  •
  the going concern qualification contained in our 2002 year-end independent accountant's report

  •
  our April 30, 2003 deleveraging deadline contained in our senior credit agreement

  •
  the general malaise in the telecommunications industry which has adversely affected the willingness of potential customers to move their telecommunications services to us

  •
  the poor economy which has caused our customers to decrease or delay their purchases from us

  •
  decreases in interconnection revenues due to dispute settlements and FCC-mandated regulatory rate reductions

  •
  the transition to a new sales management system described in more detail below

  •
  decreases in our web hosting revenues as we continued to curtail that product line

  •
  decreases in our sales force

        In addition, in the latter part of 2002, we internally developed an integrated territory and sales management system. This system was created to meet the objectives of (a) selling into our existing network bandwidth and transmission equipment capacity and (b) methodically identifying opportunities within our network footprint. This system identifies attractive prospects and existing customer up-sell/cross-sell opportunities for colocations where we have capacity, generates the associated leads, and manages the sales process. This system also provides an updated database for customers and prospects which facilitates a smooth transition of a customer account if an account executive leaves our company. Central to the execution of this new system is the routine distribution of updated network capacity and marketing intelligence to our sales force. We rolled this system out across all of our markets during the first quarter of 2003. This negatively impacted our first quarter 2003 sales results, as sales teams transitioned to this new system. Our focus has shifted from high revenue growth to profitability and we do not anticipate the level of revenue growth that we have experienced in the past. Future revenue growth will depend on our ability to add new customers, retain existing customers and manage churn, increase customer usage and sell additional services to our existing customers. We believe that managing our churn is one of our biggest challenges. The amount of churn directly impacts our revenues. See the discussion of line churn under the caption "Liquidity and Capital Resources" below.

        Local voice service revenues for the quarters ended March 31, 2003 and 2002 were $85.2 million and $89.2 million, respectively. Local voice service revenues as a percent of total revenues has decreased from approximately 55% for the quarter ended March 31, 2002 to approximately 42% for the quarter ended March 31, 2003. Local voice service revenues consisted of:

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

        Long distance service revenues for the quarters ended March 31, 2003 and 2002 were $11.5 million and $10.7 million, respectively. Long distance service revenues as a percent of total revenues has remained consistent at approximately 6% for the quarters ended March 31, 2003 and 2002. We expect that our long distance revenues will increase in absolute dollars over time.

        Data revenues, including revenues generated from Internet access, web hosting and high-speed data services, for the quarters ended March 31, 2003 and 2002 were $72.7 million and $62.2 million, respectively. Data revenues as a percent of total revenues has decreased from approximately 38% for the quarter ended March 31, 2002 to approximately 35% for the year ended March 31, 2003. We expect data revenues to continue to increase on an absolute basis despite the negative trends discussed below, (a) as we expand our data offerings to existing local and long distance voice customers and to customers of our equipment sales and maintenance businesses, (b) as we increase our offerings of integrated services that combine voice and data services and (c) as more small and medium-sized businesses turn to the Internet to enhance their productivity. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of cost-effective data offerings.

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

        Similarly, the demand for services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand. The resulting financial hardship has lessened the number of these types of network service providers. During 2000, we signed a long-term contract to provide an integrated network solution and certain services to Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. Our contract was established specifically to support Genuity's customer contracts, including that with America Online, and expires on December 31, 2006. Under this contract, Genuity committed to pay us an aggregate of $563.0 million over the term of the contract, subject to our performance under and the other terms and conditions of the contract. Our Integrated Network Solution Purchase Agreement with Genuity has recently been assigned by Genuity to Level 3 Communications, Inc. We anticipate that Level 3 will continue to be our largest customer for the foreseeable future. For the quarters ended March 31, 2003 and 2002, revenues from this contract were $30.0 million and $14.4 million, respectively. The revenues from this contract accounted for 15% and 9% of our total revenues for the quarters ended March 31, 2003 and 2002, respectively, and 41% and 23% of our data revenues for the same periods. The contract contains specific provisions that allows Level 3 to decrease its purchase commitment, including but not limited to, Level 3 experiencing a business downturn. The agreement also provides that if we receive a going concern qualification or experience an event of default as defined under our senior credit agreement, (a) Level 3 may exercise an option to purchase all of the dedicated assets and infrastructure used by us to provide the integrated network solution to Level 3 and (b) Level 3 would still be required to continue to purchase certain services from us for the remainder of the term of the agreement. If Level 3 exercises its option, it would be required to pay (1) for the dedicated assets, the remaining undepreciated value of the dedicated assets (as reflected on our books at the time of exercise of the option) and (2) for the certain services, the remaining overall value of the agreement less the amounts paid to purchase the dedicated assets and infrastructure. Any such purchase transaction would require Bankruptcy Court approval. We have recently received letters from Level 3 claiming, among other things, that we failed to meet certain performance warranties; that such failures were continuing; that Level 3 was offsetting its next purchase price payment by approximately $18.8 million; and that if such alleged failures continued, Level 3 could terminate the contract. We do not believe that we failed to meet the performance warranties alleged by Level 3 and have asked Level 3 to investigate the facts surrounding these issues. Level 3 has since withdrawn these letters and acknowledges that additional investigation is necessary to determine whether we failed to meet those performance warranties, but Level 3, however, reserved its rights to pursue any claims under our contract. Our failure to meet the performance warranties under this contract may allow Level 3 to offset future payments to us and, if such failure continued for an extended period of time, Level 3 could terminate the contract. The resulting reduction in revenue and/or loss of this customer contract would have a material adverse effect on our business. We are negotiating with Level 3 to change certain service level warranties, remedies and penalties under this contract that would increase our performance requirements in exchange for less punitive remedies and penalties and a relinquishment of all claims for prior penalties and credits relating to our performance. We can provide no assurances that these negotiations will be successfully concluded. On May 1, 2003, Level 3 and Allegiance entered into a letter agreement that provided that Level 3 could make the quarterly payment due in May 2003 of $25 million subject to Level 3 offsetting against the amount paid, approximately $738,000 for certain claims that Level 3 has alleged with respect to certain backhaul services provided by Level 3, alleged non-delivery of certain ports and alleged failures by Allegiance to meet certain performance warranties. Both parties have reserved all rights with respect to the claims and Allegiance vigorously denies that Level 3 is entitled to all of the offsets claimed by Level 3. On

May 2, 2003, Level 3 made a quarterly payment under the Integrated Network Solution Purchase Agreement in the amount of $24.3 million.

        Notwithstanding these trends and uncertainties, we expect continued demand by small and medium sized business customers for dedicated access to the Internet and integrated services. Indeed, our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access loop remains our fastest growing product offering. During the quarter ended March 31, 2003, Integrated Access Service including one or more voice or data services represented approximately 48% of our gross lines sold for the quarter. We believe that line churn rates (the rate at which customers disconnect their lines) for this type of service when voice and data are bundled is lower than that of our local voice service. One of the challenges we face in this area is ongoing network efficiency and service delivery improvements to retain the competitive advantages of this service offering.

        In June 2002, we acquired substantially all of the assets and assumed certain liabilities of the customer premise equipment sales and customer premise equipment maintenance businesses, also known as Shared Technologies Fairchild, from WorldCom. We believe the acquisition of these businesses enhances our ability to offer additional services to our customers. Further, we believe this acquisition presents an opportunity to cross-sell our other integrated telecommunications services to the customers of these acquired businesses. Customer premise equipment sales and maintenance revenues were $35.2 million for the quarter ended March 31, 2003. Customer premise equipment sales and maintenance revenues as a percent of total revenues is approximately 17% for the quarter ended March 31, 2003.

Network Expenses

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

        For the quarters ended March 31, 2003 and 2002, network expenses were $111.5 million and $82.1 million, respectively; network expenses related to the Shared Technologies business, acquired in June 2002, included in the quarter ended March 31, 2003 were $20.2 million. Network expenses as a percentage of total revenues increased from 51% for the quarter ended March 31, 2002 to 54% for the year ended March 31, 2003. The increase in network expense is consistent with the deployment of our networks and initiation and growth of our services during 2002 and first quarter 2003. While there can be no assurance that we will be successful in creating operating efficiencies, we expect to continue to control costs and that network expenses as a percentage of total revenues will reduce over time.

        Gross margin has decreased from 49% for the quarter ended March 31, 2002 to 46% for the quarter ended March 31, 2003. This decrease in gross margin is related, among other things, to the lower margin contributed by our customer premise equipment sales and maintenance businesses, decreased margins of certain web hosting and bundled products, and FCC-mandated decreases in interconnection revenues. Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to improve as our revenues increase and as we realize cost efficiencies in our network expenses over time.

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
  the cost of enhancing our network;

  •
  the cost of completing local, toll and long distance calls originated by our customers, including switched access and reciprocal compensation charges paid by us;

  •
  the cost of leasing space in incumbent local exchange carrier central offices and the cost of electric power purchased from the incumbent for colocating our transmission equipment;

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

        In accounting for the costs of constructing switching and transmission equipment for a new market, we capitalized as a component of property and equipment only the initial non-recurring charges associated with our network facilities.

        We incur "reciprocal compensation" costs in providing both voice and data services and expect reciprocal compensation costs to be a major portion of our cost of services. We must enter into an interconnection agreement with the incumbent local exchange carrier in each market we provide service to make widespread calling available to our customers and these agreements are approved by the state regulatory agency. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks. Generally, a carrier must compensate another carrier when a local call by the first carrier's customer terminates on the other carrier's network. These reciprocal compensation costs are a variable cost that will grow as our customers' outbound calling volume grows. Over time, the rates for reciprocal compensation have decreased and in some of our markets, we exchange local traffic with the incumbent local carrier on a bill-and-keep basis (which generally means that neither carrier pays for the traffic that moves across the other carrier's network). We also incur switched access charges for intrastate toll traffic we exchange with other carriers. The rates for intrastate access traffic are regulated by state authorities and are usually contained in carriers' access tariffs.

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

        We install voice and data aggregation and switching equipment in space owned or leased by other parties, including locating our equipment in central offices of local incumbent exchange carriers' networks. We incur rent and utility charges in leasing this space. We expect these costs to generally remain constant in the near future as we do not plan to expand to additional colocation sites.

        We sell and install telecommunications customer premise equipment and provide maintenance services on such equipment. Our costs to provide these products and services include both time and material costs. These costs will increase or decrease in relation to the demand for these products and services.

        We have developed a national Internet data network by connecting our markets with leased high-capacity digital lines. The costs of these lines will increase as we increase capacity to address customer demand.

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

Selling, General and Administrative Expenses

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

        Selling, general and administrative expenses increased to $116.6 million for the quarter ended March 31, 2003 from $101.8 million for the quarter ended March 31, 2002, primarily due to $12.8 million of selling, general and administrative expenses relating to the Shared Technologies business that we purchased in June 2002. Additionally, selling, general and administrative expenses for the quarter ended March 31, 2003 include $8.6 million paid to employees under a key employee retention program and $0.8 million in professional fees related to our reorganization. Selling, general and administrative expenses as a percentage of total revenues decreased from 63% for the three months ended March 31, 2002 to 57% for the three months ended March 31, 2003. This decrease is partially due to an increase in our total revenues, our cost containment efforts (including a decrease in our headcount) and the achievement of certain economies of scale as we have grown the business. Selling, general and administrative expenses include salaries and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, investor and media relations, insurance, professional fees and bad debt expense. As a result of our transition from rapid revenue growth to a plan geared towards reducing cash used in operations and achieving positive cash flow, we reduced headcount, including the number of sales teams during the second half of 2002. Our total headcount decreased from 4,096 at March 31, 2002 to 3,622 at March 31, 2003. As of March 31, 2003, the sales force, including sales managers and sales administrators, had decreased to 1,027 from 1,632 as of March 31, 2002. We expect selling, general and administrative expenses to decrease as a percentage of revenues as we focus on reducing cash used, integrating our operations and achieving economies of scale in our business. We have incurred and will continue to incur, significant costs associated with our reorganization.

Depreciation

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

        During the quarters ended March 31, 2003 and 2002, depreciation expense was $63.5 million and $57.8 million, respectively. The increase is primarily the result of capital expenditures and assets placed in service between March 31, 2002 and March 31, 2003.

Amortization of Purchased Intangibles

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

        In connection with the acquisitions completed since inception, we assigned an aggregate of $62.8 million of the purchase price to customer lists. These intangible assets are being amortized over their estimated useful lives of one to three years. For the quarters ended March 31, 2003 and 2002, we recorded $3.1 million and $10.3 million of amortization of customer lists, respectively.

        Our purchase price allocation for certain acquisitions made in 2002 is subject to post acquisition due diligence of the acquired entities and may be adjusted as additional information is obtained.

Deferred Compensation Expenses

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

        For the quarters ended March 31, 2003 and 2002, we recognized $1.0 million and $0.5 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and grants of stock options and restricted common shares to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

Interest Expense and Interest Income

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

        For the quarters ended March 31, 2003 and 2002, interest expense was $30.1 million and $24.1 million, respectively. The increase in interest expense is primarily due to the interest expense associated with the draw down of $135.3 million of our senior secured credit facilities in June 2002. Interest expense reflects the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. The amount of interest capitalized for the quarters ended March 31, 2003 and 2002 was $0.2 million and $2.8 million, respectively.

        Interest income for quarters ended March 31, 2003 and 2002 was $1.0 million and $1.7 million, respectively. Interest income results from short-term investments, cash and cash equivalents. Interest income during the three months ended March 31, 2002 is greater than for the three months ended March 31, 2003 because we had additional cash invested in interest-bearing instruments and because of higher average interest rates.

Operating Losses

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

        Our loss from operations for the quarters ended March 31, 2003 and 2002 was $91.0 million and $90.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2003, we had approximately $263.6 million of unrestricted cash and short-term investments, compared with $284.3 million of unrestricted cash and short-term investments as of December 31, 2002. The 7% decrease during the quarter is primarily due to the funding of our operating losses, interest payments on debt, capital expenditures, and working capital requirements, partially offset by cash generated from investments. We do not have any off-balance sheet financing arrangements, special purpose entities or asset securitizations.

        As of March 31, 2003 and December 31, 2002, we had approximately $1,205.0 million and $1,201.2 million of total indebtedness (including debt under our senior credit facilities, two series of bonds, and capital lease obligations). We are party to a senior secured credit agreement and two indentures. As of March 31, 2003, approximately $470 million of our indebtedness was borrowed under our senior secured credit agreement, as described in more detail below. As of that same date, approximately $643 million of our indebtedness was borrowed under our two indentures, and $92 million of our indebtedness was obligations under capital leases. See the discussion below about our senior credit agreement, the interim November 27, 2002 amendment and the forbearance agreement dated April 29, 2003. During the bankruptcy proceedings and in accordance with an Interim Order Authorizing the Use of Cash Collateral by Consent dated May 15, 2003, we will be paying the interest (at the applicable non-default rate of interest) on the debt under the senior secured credit agreement. Under this Order, our use of cash will be limited to a specified budget. As a result of the bankruptcy filing, there is an event of default under our senior credit agreement and both indentures; as a result of such events of default, the amounts owing under such agreements become accelerated.

        Our existing cash and short-term investment balances will decline further during fiscal 2003. Historically, our financing plan has been predicated on the pre-funding of each market's expansion to positive free cash flow. Given our bankruptcy filing, the continued poor economic environment as well as the instability and bankruptcies of customers and others in the telecom industry and their subsequent negative impact on our performance in 2002, however, we no longer believe that we have raised the capital necessary to build and operate our network in each of our 36 markets to the point at which operating cash flow from the market is sufficient to fund its ongoing operating costs and capital expenditures. We expect to reduce our debt in the bankruptcy reorganization process; however, at this time, we cannot predict the levels of debt that we will maintain after the reorganization process is complete. It is possible that if the debt reduction is not enough, because of operating performance or other factors, we still may not be able to fully fund our operations, planned capital investments and debt service. One result of our recapitalization would be a substantial reduction in the value of our high yield debt securities and common stock, potentially to zero. Please see the discussion below under the caption "Senior Secured Credit Agreement" and above under the caption "Risk Factors."

        We cannot assure you that our current estimates for required funding are accurate. We may need to seek additional capital in the future to refinance some of our existing debt and/or expand our business. Sources of additional financing may include debtor in possession financing, vendor financing, bank financing and/or the private or public sale of our equity or debt securities. We cannot assure you, however, that such financing will be available at all or on terms acceptable to us, or that our estimate of additional funds required is accurate. Our common stock closed at $0.14 on May 15, 2003; with the commencement of our Chapter 11 cases and our stock trading at these levels, it is unlikely that we will be able to seek funding from the public equity markets. In addition, in light of the commencement of our Chapter 11 cases and adverse developments in the general economy and specifically the telecommunications industry, it may be extremely difficult to obtain debtor in possession financing, vendor financing, bank financing or other public/private funding necessary to continue funding our business. The actual amount and timing of future capital requirements may differ materially from our estimates as a result of, among other things:

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
  the progress of our Chapter 11 cases;

  •
  our ability to meet our roll-out and Internet backbone migration schedules;

  •
  the ability of our suppliers to provide the facilities, equipment and services in accordance with our schedule;

  •
  our ability to negotiate favorable terms and prices for purchases of facilities, equipment and services;

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

        Our financial projections are based on forecasts of, among other things, customer demand and line churn, i.e. the rate at which customers discontinue their lines. Customers leave our service for a variety of reasons, including but not limited to, the customer: (a) leaving our service area, (b) going out of business or downsizing its business, (c) being unhappy with our service, (d) general market conditions, (e) leaving for better pricing, (f) needing a different telecom solution that we do not provide and (g) concern regarding our financial condition and the need for debt restructuring.

        In the first quarter 2003, the average retail line churn was 2.8% and including wholesale, our average line churn was 1.8%. Line churn is the number of voice grade equivalent lines (for example, a fully-utilized data T-1 counts as 24 lines) that are disconnected each month divided by the total number of voice grade equivalent lines that we have in service at the beginning of that month. The line churn is difficult to forecast and remains one of the specific challenges on which we are. We expect that retail line churn as well as retail and wholesale line churn will range between 2% to 3% in 2003. We expect retail and wholesale line churn to improve in 2004 and beyond. We have responded to high line churn with many customer retention initiatives including, back office improvements, roll out of Singl.eView billing system, proactive contact with customers, and root cause resolutions. The above churn metrics do not include churn related to businesses such as Shared Technologies, Allegiance Business Internet access services, or web hosting. We can provide no assurances that we will be able to effectively manage or reduce our line churn. If we are unable to do so, this will materially affect our business, revenues and liquidity.

        Decreased customer demand may also stem from uncertainty of our bankruptcy filing, the industry in which we compete and the general economy. Many of our competitors have also declared bankruptcy, de-listed from the public securities markets and/or identified financing problems. Some of our potential customers as well as current customers have expressed concerns about our financial stability in light of our bankruptcy filing, the general economy and the telecommunications industry in general. We believe customer perception will continue to have an impact on our ability to attract and retain customers. Moreover, our customers may not purchase additional services and may cancel existing services as a result of our bankruptcy filing, our specific financial condition, including the independent auditors' report for 2002 that cites conditions which raise substantial doubt about our ability to continue as a going concern, and general economic conditions.

        For the quarters ended March 31, 2003 and 2002, we made capital expenditures of $9.2 million and $39.8 million, respectively. As of March 31, 2003, we had transmission equipment colocated in 851 central offices. Pursuant to our business plan, we expect to use approximately $50 million to $60 million for capital expenditures in 2003. We expect to fund our capital expenditures with available cash and future cash flow.

        In April 2000, we executed a master procurement agreement with Lucent Technologies Inc. for a broad range of advanced telecommunications equipment, software and services. This agreement contained a three-year $350 million purchase commitment. On March 31, 2003, Allegiance and Lucent mutually agreed to terminate the master procurement agreement, including the minimum revenue commitment, and replace it with a general purchase agreement governing our future purchases from Lucent. The general purchase agreement does not contain a minimum revenue commitment.

        We have purchased dedicated fiber rings in 24 of our markets. As of March 31, 2003, we had dedicated fiber rings in operation in 24 markets including Austin, Baltimore, Boston, Chicago, Dallas, Denver, Detroit, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, San Francisco, St. Louis, Seattle, Washington, D.C., and White Plains. We have also acquired long-haul point to point fiber connectivity between several markets in the northeast corridor. Our cost of fiber includes both the amounts we pay to the fiber provider as well as the cost of the electronic equipment that we purchase and install to make the fiber operational. As of March 31, 2003, our total costs have been $188.5 million, and we are committed to spend an additional $147.9 million for this fiber, which will be incurred over the life of these existing fiber supply arrangements ending in 2023. We plan to fund this cost with our available cash and future cash flow.

Contractual Obligations

        The following summarizes some of our future financial commitments at March 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 Years
	(dollars in millions)
Long-term debt(1)(2):
Principal payments	$1,120	$569	$279	$182	$90
Interest payments	472	105	194	160	13
Capital lease obligations, including interest(3)(4)	166	13	25	22	106
Operating leases(3)	196	30	56	47	63
Other material long-term obligations(4)	26	11	15	—	—

Total contractual cash obligations	$1,980	$728	$569	$411	$272

(1)
Long-term debt consists of our 11 3/4% senior notes, 12 7/8% senior notes and our senior secured credit facilities. The "less than 1 year" column the amount of debt required to be reduced under our senior credit agreement, as discussed in more detail below. Interest payments outlined in the above table do not take into account any such debt reduction, as the specific components and amounts are not yet known. Instead, interest payments include all scheduled interest payments assuming all debt remains outstanding until its original contracted amortization or maturity date.

(2)
As discussed in more detail herein, as a result of the bankruptcy filing on May 14, 2003, there is an event of default under our senior credit agreement and our indentures; as a result of such events of default, the financing arrangements are immediately due and payable. No adjustment that might result from the potential impact of these acceleration events is reflected in this table.

(3)
As a result of the bankruptcy filing on May 14, 2003, executory contracts, including non-residential real estate leases are subject to rejection in accordance with the bankruptcy rules. No adjustments that might result from these negotiations are reflected in this table.

(4)
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

        During the third quarter of 2001, we drew $200.0 million under the revolving credit facility and $150.0 million under the delayed draw term loan. The interest rate applicable to this draw is 5.72% per annum and will remain fixed until September 18, 2003, then it will be adjusted based on the London Interbank Offered Rate in effect at that time. In June 2002, we requested a draw of the remaining $150 million under the revolving credit facility. As of March 31, 2003, we had received $135.3 million of the $150 million, with 3 of the 26 banks in the bank syndicate refusing to fund our request. We believe that these 3 banks are in default of the credit agreement and have notified them accordingly.

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

        On November 27, 2002, we announced that we had entered into an interim amendment with our senior bank creditors regarding modifications to our $500 million senior secured credit facility. Under this interim amendment, we obtained a waiver of all existing financial covenants through April 30, 2003 and replaced those covenants during this period with a free cash flow from operations covenant and a total leverage covenant. Under this interim amendment, we could not permit our consolidated total debt to exceed at any time (i) $1.275 billion from November 27, 2002 through April 29, 2003 and (ii) $645 million thereafter. Under the terms of the interim amendment, we repaid $15 million of the credit facility, which was applied to the 2004 amortization. According to the terms of this amendment, we could not permit free cash flow from operations to be less than $(34) million in the fourth quarter of 2002 or less than $(19) million in the first quarter of 2003. We met this covenant with respect to the fourth quarter of 2002; we did not meet this covenant with respect to the first quarter of 2003.

        In anticipation of certain events of default under our senior credit agreement, we and our lenders entered into a forbearance agreement on April 29, 2003. We received a forbearance from our lenders until May 15, 2003 to allow us to continue our negotiations with our lenders concerning the debt reduction as required under our interim amendment to the senior credit agreement. On May 14, 2003, we filed for Chapter 11 bankruptcy to, among other things, facilitate the discussions with our lenders. See the discussion above under "Bankruptcy Proceedings."

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

        Our continuing losses from operations is one potential indicator that the carrying value of certain of our assets may not represent their fair value. We performed an analysis comparing estimated future cash flows to the carrying value of our property and equipment and intangible assets at March 31, 2003.

This analysis did not indicate that an impairment exists as of March 31, 2003. Although we believe our estimates and assumptions used in this calculation are reasonable, actual results could vary significantly from these estimates. Should changes in conditions or facts cause us to revise our estimates, we could be required to record impairment charges in future periods, which may have a significant impact on our results of operations.

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

        In November 2002, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect EITF Issue No. 00-21 to have a material effect on our financial condition or results of operations.

CERTAIN RELATED PARTY TRANSACTIONS

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

        The loan to Mr. Parella is reflected in "other long-term assets" in our financial statements. If Mr. Parella does not repay his loan under the terms of his note, we will have recourse to his Allegiance stock options, shares of Allegiance common stock and personal recourse.

        During the first quarter of 2003, Swidler Berlin Shereff Friedman, LLP performed legal services for us. Andrew Lipman, a member of our board of directors, is a senior partner at this law firm. We incurred approximately $43,000 in legal fees by this firm in the quarter ending March 31, 2003. We intend to continue using this law firm in fiscal 2003 for advice on legal matters.

FORWARD-LOOKING STATEMENTS

        Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, and statements regarding the development of our businesses, possible impact of our bankruptcy filing on our business, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

        We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you that we will achieve the future results reflected in these statements. The risks we face that could cause us not to achieve these results are many and include, but are not limited to, the risks discussed in this report as well as our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

  •
  our ability to obtain court approval with respect to motions in our Chapter 11 cases prosecuted by us from time to time;

  •
  our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases;

  •
  risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for Allegiance to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Chapter 11 cases to Chapter 7 cases;

  •
  our ability to obtain and maintain normal and reasonable terms with vendors and service providers and to maintain contracts that are critical to our operations;

  •
  the potential adverse direct and indirect impact of the Chapter 11 cases on our business;

  •
  the costs and availability of financing;

  •
  our ability to execute our business plan, including our ability to provide quality customer service and develop efficient operations support systems and other back office systems,

  •
  our ability to attract, motivate and/or retain key employees;

  •
  regulatory, judicial and legislative developments;

  •
  general economic conditions; and

  •
  the effects of the war in Iraq and any other hostilities or act of war or any terrorist attack.

        You should consider all of our subsequent written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management's view only as of the dates we make them.

RISK FACTORS

        Our businesses are subject to a number of risks including: (i) bankruptcy related risk factors; and (ii) general business and financial risk factors. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of our company.

Bankruptcy Related Risk Factors

        Our operations may be disrupted due to the filing of the Chapter 11 proceeding.    On May 14, 2003, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The impact that the Chapter 11 cases may have on our operations cannot be accurately predicted or quantified. Since the announcement of the amendment to our senior credit agreement in November 2002, the challenges of selling our telecommunications services to new and existing customers has increased. In particular, since the announcement of our receipt of a going concern qualification from our independent public accountants in March 2003, customers have in some cases declined to conduct business with our company and certain vendors have either declined to conduct business with us or have asked for deposits, letters of credit and other forms of security prior to providing services to us. We have also experienced the loss of talented key employees and could experience more losses of key talent in the future attributable to our reorganization efforts. The continuation of the Chapter 11 cases could further adversely affect our operations and our current and potential relationships with our customers, employees, suppliers, and other representatives.

        Any plan of reorganization that we propose may not be acceptable to our creditors and other stakeholders and/or may not be confirmed by the Bankruptcy Court.    If our plan is not confirmed and/or an alternative reorganization cannot be agreed upon, it is possible that we may try to sell our company under Section 363 of Chapter 11 of the Bankruptcy Code.

        Our common stock and high-yield bonds are unsecured and located at our holding company and as a result, a restructuring of our debt may substantially reduce the value of our bonds and common stock, potentially to zero.    We operate our business through subsidiaries and have no material assets at our holding company, Allegiance Telecom, Inc., other than the common stock of our main operating company, Allegiance Telecom Company Worldwide. Our holding company is the issuer of our common stock and our high-yield bonds. These securities are not guaranteed by any of our operating subsidiaries and therefore have no claims against our assets. As such, all of our assets are subject to the claims of our senior secured creditors and our unsecured creditors at our subsidiary operating companies. Moreover, the only material asset of our holding company, the common stock of our main operating company, Allegiance Telecom Company Worldwide, is pledged as collateral to our senior secured creditors. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities (i.e., our senior secured debt) of a debtor need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by us may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc. We have proposed material reductions in our level of senior secured debt and believe that this is required to have feasible reorganization plan. As a result, a plan of reorganization could result in holders of our common stock and bonds receiving little or no value as part of the plan of reorganization.

General Business, Financial and Other Risk Factors

        We anticipate having future operating and net losses.    We have incurred operating and net losses every year since we began operations. We have invested significant amounts of capital and other expenditures in developing our business and deploying our networks, systems and services and we will continue to invest capital for the operation of our business. We will continue to have significant operating and net losses in our business until we establish a sufficient revenue-generating customer base to cover our costs. For the quarter ended March 31, 2003, we had net operating losses of $91.0 million and net losses applicable to common stock of $120.1 million. Even if we emerge from bankruptcy, we can make no assurances that we will achieve or sustain profitability or generate sufficient operating income to meet our working capital, capital expenditure and debt service requirements.

        Our customer contract with Level 3 Communications represented 15% of our total revenues for the quarter ended March 31, 2003 and the loss of this customer would materially and adversely impact our business.    Our largest customer is Level 3 Communications, Inc., who is the assignee of Genuity Solutions Inc.'s interest in the Genuity/Allegiance Integrated Network Solution Purchase Agreement. Revenues from this contract were $30.0 million and $14.4 million for the quarters ended March 31, 2003 and 2002, respectively. This represented 15% and 9% of our total revenues for those quarters, respectively, and 41% and 23% of our data revenues for the same periods. We anticipate that Level 3 will continue to be our largest customer for the foreseeable future. Our failure to meet the performance warranties under this contract or fulfill certain other obligations under this contract may allow Level 3 to offset future payments to us and, if such failure continues for an extended period of time, Level 3 could terminate this contract. The resulting reduction in revenue and/or loss of this contract would have a material adverse effect on us. Please see the discussion of this customer contract under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        If we are delisted from Nasdaq, the liquidity and market price of our common stock may be adversely affected.    Our common stock is currently traded on The Nasdaq National Market. On May 15, 2003, we received a letter from Nasdaq informing us that our stock would be delisted from The Nasdaq National Market at the opening of business on May 27, 2003, unless we request a hearing in accordance with the Marketplace Rule 4800 Series. We have not yet determined whether we will request a hearing. In addition, the May 15, 2003 letter from Nasdaq stated that if we do not appeal the Nasdaq Staff's determination to the Nasdaq Listing Qualifications Panel, our securities will not be immediately eligible to trade on the OTC Bulletin Board since we are the subject of bankruptcy proceedings. The Nasdaq letter also states that although our securities are not immediately eligible for quotation on the OTC Bulletin Board, our stock may become eligible if a market maker makes application to register in and quote the security in accordance with SEC Rule 15c2-11, and such application is cleared. Only a market maker, not Allegiance, may file this application. If our common stock is delisted from Nasdaq, this will likely result in decreased liquidity of our common stock. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in our common stock and could adversely affect our ability to attract investors in our common stock and raise additional capital. As a result of these factors, the value of our common stock could decline significantly, and our stockholders could lose some or all of their investment.

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

        The United States Supreme Court vacated a FCC rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the unbundled network elements, including local loops and dedicated transport, the principal elements used by us. We use unbundled local loops and unbundled high capacity digital loops to connect our customer locations to our voice and data transmission equipment colocated in the incumbent local carriers' central offices, and dedicated transport to connect our transmission equipment to our switches and data equipment which are generally located at our central offices. The FCC also stated its intention to review every three years the unbundling obligations of incumbent local exchange carriers. The U.S. Court of Appeals for the District of Columbia Circuit remanded, but did not vacate, the FCC's Order on May 24, 2002. The FCC's request for rehearing of that decision was denied, but the Court agreed to delay until February 20, 2003 the issuance of the mandate. On February 20, 2003, the FCC announced its decision in the triennial review as briefly discussed below. While these court and FCC proceedings were pending, we entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we will be able to obtain renewal of these agreements on as favorable terms when they expire.

        Our facilities-based strategy allows us to control much of our network but we are still dependent on certain essential network elements that we lease from incumbent carriers. On December 20, 2001, the FCC released a Notice of Proposed Rulemaking as part of its comprehensive "triennial review" of the unbundling rules it implemented on November 5, 1999. In this review, the FCC examined the circumstances under which incumbent local exchange carriers will be required to make parts of their networks available to carriers like Allegiance on an unbundled basis under Section 251 of the Telecommunications Act of 1996. In particular, the FCC reviewed whether incumbents should be required to offer on an unbundled basis, among other things, local voice grade loops, high capacity loops such as those we use for many of our data and integrated voice and data services, subloops, network interface devices, the high-frequency portion of the loop, switching, and interoffice transmission facilities. The FCC announced its decision on February 20, 2003 in the triennial review proceeding. Although the text of the decision has not yet been released, our understanding of the decision is as follows.

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

        In early May 2003, the Illinois legislature passed and the governor signed legislation that will significantly increase rates for unbundled local loops that SBC charges to competitors including us in Illinois. We are currently evaluating the impact of the legislation on our business, but we expect that our network expenses for unbundled loops in certain local calling zones of the Chicago metropolitan area may be increased to a level that will make our products and services less competitive with SBC's retail offerings. The legislation grandfathers up to 35,000 existing lines under the old rates for two years but applies to all new installations immediately. In addition, any lines that churn off of service may not be replaced by new lines at the grandfathered rate, but rather will be at the new rates. A lawsuit has been filed seeking to overturn the Illinois law in federal district court and seeking a stay of the effectiveness of the law. If the law is not stayed or overturned in court or pre-empted by the FCC, we may have to significantly reduce or abandon our efforts to add new lines or customers in certain calling areas of Illinois and evaluate the viability of continuing to operate in the Chicago market when the two year grandfathering period has expired. If the court challenge is unsuccessful and other states in which we operate were to enact similar legislation, it could have a material adverse impact on our business.

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

        On May 31, 2002, WorldCom Network Services, Inc. filed an informal complaint against us at the FCC claiming that it is entitled to a refund of a portion of the interstate switched access charges paid by WorldCom to us prior to the effective date of the safe harbor benchmark rates that it alleges were unjust and unreasonable. We have since settled this matter, along with other disputes that each party had against the other. The settlement was effective April 15, 2003, but either party may terminate the settlement anytime after May 30, 2003, if the settlement is not approved by the bankruptcy court in the WorldCom Chapter 11 proceeding by May 30, 2003. The settlement automatically terminates if the settlement is rejected by the bankruptcy court in WorldCom's Chapter 11 proceeding and the parties are unable to negotiate a mutually acceptable revised agreement by June 15, 2003.

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

        Our success depends on our key personnel and we may not be able to replace key employees who leave, especially during our reorganization under Chapter 11 of the Bankruptcy Code.    We are managed by a number of key employees, most notably Royce J. Holland, our Chairman and Chief Executive Officer, who is widely recognized as one of the pioneers in managing providers of competitive local exchange services. The loss of services of one or more of these key individuals, particularly Mr. Holland, could materially and adversely affect our business and our prospects. Most of our key employees do not have employment agreements, and we do not maintain key person life insurance for any of our employees. We cannot assure you that we will be able to hire or retain necessary personnel during this process and if we are unable to do so, this could have a material effect on us.

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

        On February 14, 2003, Broadwing Communications Services, Inc., a supplier of long distance services to us, alleged that we were in material default of our Master Service Agreement with Broadwing. Broadwing is demanding $6.6 million in disputed charges and is threatening to terminate service to our customers. Broadwing has also demanded an additional security deposit from us. In response, we sought and received a temporary restraining order. An agreed preliminary injunction was signed on April 17, 2003, preventing Broadwing from terminating our service and referring the dispute to arbitration. We have not included this dispute in network costs as of March 31, 2003, as we believe it is not probable that we will be required to pay this disputed amount.

        Our financial results could be adversely affected by churn and the financial difficulties of our customers.    We expect retail as well as retail and wholesale line churn to continue to average approximately 2% to 3% per month, which means that approximately 2% to 3% of our total number of retail/retail and wholesale lines in service would discontinue our service each month. However, our ability to retain our customers and control our churn rate (including line churn) is dependent on a number of factors, including (a) our ability to provide quality service, customer care and accurate and timely billing, (b) our ability to offer competitive pricing and overcome so called "win-back" programs offered by our competitors, (c) our ability to timely meet the needs and demands of our customers, (d) our ability to properly incentivize our sales force to build strong customer relationships, (e) the economic viability of our customers (see the discussion in the following paragraph), (f) the strength and recovery of the United States economy and (g) an ability to overcome our customers' concerns regarding our bankruptcy. We can make no assurances that our churn rates (including line churn) will not increase. If our churn rates (including line churn) increase or are higher than expected, this could have a material adverse effect on our business and prospects.

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

        The financial difficulties of other competitive communications providers could adversely affect our business.    Many competitive local exchange carriers, long distance carriers, and other emerging communications providers have experienced substantial financial difficulties over the past year, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could reflect poorly on our own financial stability, may diminish our ability to obtain further capital, may adversely affect the willingness of potential customers to move their communications services to an emerging carrier like Allegiance and may result in losses or write-offs of reciprocal compensation and access revenues from these carriers. Moreover, we have experienced efforts by established carriers to promote this problem by suggesting to their customers that they should not risk placing their communications services in the hands of an emerging carrier including one that has filed for bankruptcy. Some of our competitors have emerged from bankruptcy and others currently in bankruptcy may do so as well. Many of these companies have been able to reduce their debt and otherwise recapitalize their business and as a result, may be able to gain greater market share by reducing the prices for their products and services. These companies may be able to reduce their prices to a point lower than our prices and yet still be able to make a profit because of their reduced debt. We may lose business as a result of this price competition, and such loss of business may have a material adverse effect on us.

        If we do not interconnect with and maintain efficient working relationships with our primary competitors, the incumbent local carriers, our business will be adversely affected.    Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers' equipment in the offices of the incumbent local carriers. As a competitive carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with competitive carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC has granted approval to BellSouth and Verizon to provide in-region long distance service in every state where they operate. The FCC has granted approval to SBC Communications to provide in-region long distance service in California, Texas, Oklahoma, Missouri, Arkansas, Kansas, and Nevada; and to Qwest to provide such service in Montana, Utah, Washington, Wyoming, Colorado, Idaho, Iowa, Nebraska. North Dakota, South Dakota, New Mexico and Oregon. Once authorized to provide long distance service, the RBOCs may have less incentive to be accommodating to us. In addition, these companies may limit the development of their systems that they were doing prior to being permitted to offer long distance services.

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

        We have experienced difficulties also with receiving payment from the incumbent local exchange carriers on reciprocal compensation, access charges, and other services provided by us to them. These balances in some instances may be significant and material. We have generally been able to reach mutually acceptable settlements of these amounts, but there can be no assurance that we will be able to do so in the future. If we are unable to reach settlement agreements for the incumbent local exchange companies to pay amounts owed to us, it could have a material adverse effect on us. In addition, some of our interconnection agreements allow the incumbent local exchange carriers to increase the security amount held by them. In addition, some utilities may seek additional assurances in the form of deposits or other security in accordance with our bankruptcy filings and the bankruptcy rules. If we are forced to increase any security provided to these carriers, this would reduce the amount of cash available for expenses of our business which could have a material adverse effect on our business.

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

        The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We face competition from large carriers such as AT&T, WorldCom and Sprint, wireless carriers and many smaller long distance carriers. Other competitors include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has granted approval to provide in-region long distance service to BellSouth and Verizon in all of their states; to SBC Communications in California, Texas, Oklahoma, Missouri, Arkansas, Kansas and Nevada; and to Qwest in Montana, Utah, Washington, Wyoming, Colorado, Idaho, Iowa, Nebraska, North Dakota, South Dakota, New Mexico and Oregon. We may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

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

        State regulatory commissions exercise jurisdiction over us because we provide intrastate services. We are required to obtain regulatory authorization and/or file tariffs at state agencies in most of the states in which we operate. If and when we seek to build our own network segments, local authorities regulate our access to municipal rights-of-way. Constructing a network and selling and maintaining telephone equipment is also subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. In some states, we are required to obtain state contractor licenses. If we do not obtain such required licenses, we may be subject to fines and other penalties.

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

        Deregulation of the telecommunications industry involves uncertainties, and the resolution of these uncertainties could materially adversely affect our business.    The Telecommunications Act of 1996 remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing, access to and pricing for unbundled network elements and other issues that could result in significant changes to the business conditions in the telecommunications industry. We cannot assure you that these changes will not have a material adverse effect upon us. On February 20, 2003, the FCC announced its decision in its triennial review of the obligations of incumbent carriers to provide competitors access to unbundled network elements. A brief summary of that decision is provided under "The regulation of interconnection with incumbent local carriers involves uncertainties, and the resolution of these uncertainties could adversely affect our business."

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

        Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2003, based on the estimated average 2002 earned rate on investments, is $3.1 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $2.2 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

	Quarter Ending
	March 2003	June 2003	September 2003	December 2003	Total
	(dollars in millions)
Estimated average investments	274.0	233.8	194.7	175.4
Estimated average interest earned at the average rate of 1.44% for the year ended December 31, 2002	1.0	0.8	0.7	0.6	3.1
Estimated impact of interest rate drop	0.7	0.6	0.5	0.4	2.2

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        On May 14, 2003, Allegiance Telecom, Inc. and all of its direct and indirect wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The reorganization is being jointly administered under the caption "In re Allegiance Telecom, Inc. et al. Case No. 03-13057 (RDD)." We are authorized under Chapter 11 to continue to operate as an ongoing business as "debtors in possession", but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the date of the bankruptcy filing, most pending litigation is stayed. The rights and claims of various creditors and security holders will be determined by a plan of reorganization and under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities (i.e., our senior secured debt) need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by us may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc. As a result, a plan of reorganization could result in holders of our common stock and bonds receiving little or no value as part of the plan of reorganization. A plan of reorganization must be confirmed by the Bankruptcy Court. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, our creditors or our stockholders or when we may emerge from Chapter 11. Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

ITEM 2. Changes in Securities and Use of Proceeds

        Not applicable.

ITEM 3. Defaults Upon Senior Securities

        On April 30, 2003, we publicly announced that we were in default under the terms of our senior credit agreement. We were in default under the senior credit agreement because we failed to, among other things (1) comply with the total leverage covenant, which prohibited us from having more than $645 million in debt as of April 30, 2003, (2) comply with the free cash flow covenant, which required us to have no more than negative $19 million of free cash flow, (3) comply with the leverage, interest coverage and debt service ratios, (4) deliver an unqualified audit opinion for the period ended December 31, 2002 and (5) enter into a permanent amendment to our senior credit agreement. On April 29, 2003, we received a forbearance from our lenders until May 15, 2003. On May 1, 2003, we filed a Form 8-K describing and attaching this press release and forbearance agreement. As a result of our bankruptcy filing, there is an event of default under our senior credit agreement as well as our two indentures.

ITEM 4. Submission of Matters to a Vote of Security Holders

        We did not submit any matter to a vote of our stockholders during the quarter ended March 31, 2003.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed with this report and made a part hereof.

Exhibit Number	Description
10.1	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Royce J. Holland
10.2	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and C. Daniel Yost
10.3	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Thomas M. Lord
10.4	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Mark B. Tresnowski
10.5	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and G. Clay Myers
11.1	Statement regarding computation of per share loss for the three months ended March 31, 2003
11.2	Statement regarding computation of per share loss for the three months ended March 31, 2002
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K.

        Allegiance Telecom, Inc. filed a current report on Form 8-K on April 16, 2003 reporting the termination of its Master Procurement Agreement dated April 28, 2000 with Lucent Technologies, Inc. and other matters.

        Allegiance Telecom, Inc. filed a current report on Form 8-K on May 1, 2003 reporting the forbearance that it received from its senior lenders relating to Allegiance's default under its senior credit agreement.

        Allegiance Telecom, Inc. filed a current report on Form 8-K on May 15, 2003 reporting the voluntary filing by Allegiance Telecom, Inc. and all of its direct and indirect subsidiaries, of bankruptcy under Chapter 11 of the Bankruptcy Code and reporting first quarter 2003 earnings and other financial results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGIANCE TELECOM, INC.
	BY:	/s/ ROYCE J. HOLLAND Royce J. Holland, Chairman of the Board and Chief Executive Officer
	BY:	/s/ THOMAS M. LORD Thomas M. Lord, Executive Vice President of Corporate Development and Chief Financial Officer
Dated: May 20, 2003

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ ROYCE J. HOLLAND Royce J. Holland, Chairman and Chief Executive Officer

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003	/s/ THOMAS M. LORD Thomas M. Lord, Executive Vice President of Corporate Development and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Royce J. Holland
10.2	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and C. Daniel Yost
10.3	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Thomas M. Lord
10.4	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Mark B. Tresnowski
10.5	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and G. Clay Myers
11.1	Statement regarding computation of per share loss for the three months ended March 31, 2003
11.2	Statement regarding computation of per share loss for the three months ended March 31, 2002
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share data) (unaudited)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands, except share and per share data) (unaudited)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2003 and 2002 (dollars in thousands, except share and per share data) (unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
INDEX TO EXHIBITS