Form 10-Q/A
period 2003-03-31
ALLEGIANCE TELECOM INC
filed 2003-05-23
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        Allegiance Telecom, Inc. hereby amends its Quarterly Report on Form 10-Q for March 31, 2003 to include the document listed as Exhibit 10.6 which was inadvertently omitted from Item 6 of Part II of the original filing. This amendment amends only the items of the Form 10-Q specified and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

PART II

ITEM 6.    Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed with this report and made a part hereof.

Exhibit Number	Description
10.1	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Royce J. Holland
10.2	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and C. Daniel Yost
10.3	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Thomas M. Lord
10.4	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Mark B. Tresnowski
10.5	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and G. Clay Myers
10.6*	Special Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Mark B. Tresnowski
11.1	Statement regarding computation of per share loss for the three months ended March 31, 2003
11.2	Statement regarding computation of per share loss for the three months ended March 31, 2002
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  *
  Filed herewith. All other exhibits were previously filed with the Form 10-Q filed with the Securities and Exchange Commission on May 20, 2003.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 23, 2003.

ALLEGIANCE TELECOM, INC.
By:	/s/ MARK B. TRESNOWSKI Mark B. Tresnowski, Executive Vice President, General Counsel and Secretary

CERTIFICATION

I, Royce J. Holland, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Allegiance Telecom, Inc.;

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

Date: May 23, 2003	/s/ ROYCE J. HOLLAND Royce J. Holland, Chairman and Chief Executive Officer

CERTIFICATION

I, Thomas M. Lord, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Allegiance Telecom, Inc.;

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

Date: May 23, 2003	/s/ THOMAS M. LORD Thomas M. Lord, Executive Vice President of Corporate Development and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Royce J. Holland
10.2	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and C. Daniel Yost
10.3	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Thomas M. Lord
10.4	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Mark B. Tresnowski
10.5	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and G. Clay Myers
10.6*	Special Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Mark B. Tresnowski
11.1	Statement regarding computation of per share loss for the three months ended March 31, 2003
11.2	Statement regarding computation of per share loss for the three months ended March 31, 2002
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith. All other exhibits were previously filed with the Form 10-Q filed with the Securities and Exchange Commission on May 20, 2003.

QuickLinks

EXPLANATORY NOTE
PART II
SIGNATURES
CERTIFICATION
INDEX TO EXHIBITS