Form 10-Q
period 2003-06-30
ALLEGIANCE TELECOM INC
filed 2003-08-19
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003.
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of August 11, 2003, the registrant has 124,742,246 shares of common stock, par value $0.01 per share outstanding.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268,711	$253,311
Short-term investments	500	30,955
Restricted short-term investments	1,821	—
Accounts receivable, net	131,076	153,196
Prepaid expenses and other current assets	22,930	18,916

Total current assets	425,038	456,378
Property and equipment, net	810,439	924,106
Deferred debt issuance costs, net	14,541	15,879
Long-term investments, restricted	6,881	881
Other assets, net	35,225	43,974

Total assets	$1,292,124	$1,441,218

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities not subject to compromise:
Accounts payable	$29,102	$59,282
Accrued liabilities and other current liabilities	74,593	124,444
Current portion of long-term debt	—	561,532

Total current liabilities not subject to compromise	103,695	745,258
Liabilities subject to compromise (see Note 2)	1,355,538	—
Long-term liabilities not subject to compromise:
Long-term debt	—	639,691
Other long-term liabilities	7	12,545

Total long-term liabilities not subject to compromise	7	652,236
Commitments and contingencies (see Note 11)
Stockholders' equity (deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 750,000,000 shares authorized, 125,264,444 and 125,157,605 shares issued and 124,742,246 and 124,830,110 shares outstanding at June 30, 2003 and December 31, 2002, respectively	1,252	1,251
Additional paid-in capital	1,808,569	1,808,690
Common stock in treasury, at cost, 522,198 and 327,495 shares at June 30, 2003 and December 31, 2002, respectively	(45)	(45)
Common stock warrants	1,857	1,857
Deferred compensation	(3,387)	(5,149)
Accumulated deficit	(1,975,362)	(1,762,880)

Total stockholders' equity (deficit)	(167,116)	43,724

Total liabilities and stockholders' equity (deficit)	$1,292,124	$1,441,218

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$196,652	$184,437	$401,228	$346,532
Operating expenses:
Network	104,989	95,323	216,442	177,401
Selling, general and administrative	98,563	110,249	215,137	212,033
Depreciation and amortization	65,292	71,503	131,925	139,519
Non-cash deferred compensation	656	78	1,609	532
Goodwill impairment charge	2,105	110,823	2,105	110,823

Total operating expenses	271,605	387,976	567,218	640,308

Loss from operations	(74,953)	(203,539)	(165,990)	(293,776)
Other income (expense):
Interest income	827	2,066	1,832	3,811
Interest expense	(18,961)	(25,342)	(48,477)	(49,440)
Gain on sale of investment (see Note 12)	3,277	—	3,277	—

Total other income (expense)	(14,857)	(23,276)	(43,368)	(45,629)

Loss from operations before reorganization items	(89,810)	(226,815)	(209,358)	(339,405)
Reorganization items (see Note 13)	(2,587)	—	(3,124)	—

Net loss	$(92,397)	$(226,815)	$(212,482)	$(339,405)

Net loss per share, basic and diluted	$(0.76)	$(1.95)	$(1.76)	$(2.92)

Weighted average number of shares outstanding, basic and diluted	120,802,701	116,170,173	120,624,040	116,049,262

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(212,482)	$(339,405)
Adjustments to reconcile net loss to cash (used in) provided by operating activities—
Depreciation and amortization	131,925	139,519
Provision for uncollectible accounts receivable	22,565	32,387
Gain on sale of investment	(3,277)	—
Accretion of investments	(1)	(221)
Accretion of Series B and 12 7/8% notes	6,659	23,589
Amortization of deferred debt issuance costs	1,338	1,641
Amortization of deferred compensation	1,609	532
Goodwill impairment charge	2,105	110,823
Changes in assets and liabilities, net of effects of acquisitions —
Increase in accounts receivable	(78)	(35,237)
Decrease (increase) in prepaid expenses and other current assets	(6,627)	8,097
Decrease (increase) in other assets	2,636	(8,282)
Increase (decrease) in accounts payable	(30,180)	7,823
Increase (decrease) in accrued liabilities and other current liabilities	(65,259)	515

Net cash used in operating activities before reorganizations items	(149,067)	(58,219)
Reorganization items:
Increase in liabilities subject to compromise	1,355,538	—

Net cash (used in) provided by operating activities	1,206,471	(58,219)
Cash flows from investing activities:
Purchases of property and equipment	(14,022)	(82,251)
Capitalized interest	(275)	(4,552)
Purchases of subsidiaries, net of cash acquired	—	(28,479)
Purchases of investments	(8,321)	(57,634)
Proceeds from sale of investments	34,233	44,267

Net cash (used in) provided by investing activities	11,615	(128,649)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	32	2,285
Proceeds from borrowings under senior secured credit facilities	—	129,300
Payments on senior secured credit facilities	(5,000)	—
Payments on capital lease obligations	(2,825)	(3,598)
Reclassification of debt subject to compromise	(1,194,891)	—
Other	—	(1)

Net cash (used in) provided by financing activities	(7,793)	127,986

Increase (decrease) in cash and cash equivalents	15,400	(58,882)
Cash and cash equivalents, beginning of period	253,311	374,084

Cash and cash equivalents, end of period	$268,711	$315,202

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,280	$28,412
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease obligations	1,059	28,262
Fair value of assets acquired in business acquisitions	—	58,825
Liabilities assumed in business acquisitions	—	28,825
Common stock issued for business acquisitions (242,968 shares at June 30, 2002)	—	1,303

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2003 and 2002
(Dollars in thousands, except share and per share data)
(Unaudited)

1.     General:

        Allegiance Telecom, Inc. is a facilities-based national local exchange carrier that provides integrated telecommunications services to business, government and other institutional users in major metropolitan areas across the United States of America and it is focused primarily on small to medium-sized businesses. Allegiance Telecom, Inc. was incorporated on April 22, 1997, as a Delaware corporation, and it and its subsidiaries are generally referred to herein as the "Company."

        The Company provides service in 36 of the largest metropolitan areas in the United States of America as follows: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains.

        The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of and for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        Certain amounts in the prior period's condensed consolidated financial statements have been reclassified to conform to current period presentation.

2.     Reorganization and Going Concern:

        Voluntary Bankruptcy Filing.    On May 14, 2003, Allegiance Telecom, Inc. and all of its direct and indirect wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. The Company is currently operating as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

        Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Company's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be addressed under a plan of reorganization.

        Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain pre-petition executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract. Counterparties to these rejected contracts or leases may file proofs of claim against the Company's estate for damages relating to such breaches. The Company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts that have been or may be rejected.

        The United States Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and certain pre-petition liabilities (e.g., senior secured debt) are given priority over unsecured pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by the Company may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc. As a result, a plan of reorganization could result in holders of the Company's common stock and Series B 11 3/4% notes due 2008 and 12 7/8% senior notes due 2008 receiving little or no value as part of the plan of reorganization.

        In order to exit Chapter 11 successfully, the Company will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Company initially has the exclusive right to solicit a plan of reorganization for 120 days from the date of filing its petition for relief, which expires September 11, 2003. There can be no assurance that the Bankruptcy Court will extend the exclusivity period beyond that date. In addition, the bar date for claims has not yet been set. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company's business, creditors or stockholders or when the Company may emerge from Chapter 11. The Company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

        Accounting Impact.    These condensed consolidated financial statements have been prepared in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, the Company's pre-petition liabilities that are subject to compromise are reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.

        The following table sets forth the liabilities of the Company subject to compromise as of June 30, 2003:

June 30, 2003
Accounts payable and other claims	$161,673
Senior secured credit facilities, variable interest rate	465,300
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	440,489
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	202,354
Capital lease obligations	85,722

Total liabilities subject to compromise	$1,355,538

        Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization items (see Note 13).

        Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount, which generally results in the write-off of any deferred financing amounts associated with the debt. No claims relating to pre-petition debt have been allowed by the Bankruptcy Court as of June 30, 2003. As a result, pre-petition debt subject to compromise is recorded at its pre-petition value.

        Deferred debt issuance costs include costs incurred by the Company in raising debt proceeds. These costs were being amortized to interest expense over the life of the related debt pre-petition. In accordance with SOP 90-7, the Company stopped recording interest expense on the Company's Series B 11 3/4% notes due 2008 and 12 7/8% senior notes due 2008 as of the Commencement Date. Accordingly, the deferred debt issuance costs related to this debt is no longer being amortized. Under the Final Cash Collateral Order, discussed below, the Company is required to continue incurring and paying interest under its senior secured credit facilities. Accordingly, the deferred debt issuance costs related to the senior secured credit facilities continue to be amortized to interest expense over the life of the debt.

        Certain pre-petition debt that is classified as subject to compromise, specifically the senior secured credit facilities, continues to accrue interest. Interest on the remaining pre-petition debt that is subject to compromise ceased to accrue when the bankruptcy was filed. On June 23, 2003, the Company received final Bankruptcy Court approval for the use of its cash collateral under a Final Order Authorizing Use of Cash Collateral by Consent (the "Final Cash Collateral Order"). The Final Cash Collateral Order among other things: (1) restricts the Company's use of cash, (2) requires the Company to prepare and follow a budget and maintain a minimum weekly cash balance, and (3) requires the Company to provide certain financial, operational and other information to its senior lenders and the Creditors' Committee. Under this Final Cash Collateral Order, the Company is required to continue incurring and paying interest under its senior secured credit agreement.

        The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern, and do not purport to reflect or to provide all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization. The Debtors have not filed a plan of reorganization as of this date, but currently expect to file one in the near term. The plan, when filed is subject to the acceptance by the required creditors and approval by the Bankruptcy Court.

        In accordance with the guidance provided by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company considered the bankruptcy filing on May 14, 2003 a triggering event which required that the Company's long-lived assets to be evaluated for impairment. Based on management's best estimate of the future cash flows of the Company, it has been determined that the undiscounted cash flows generated from the Company's assets are sufficient to recover their current carrying value. These cash flows are based on numerous assumptions, including, among other things, the achievement of certain operating results and cost reductions.

        Under accounting guidelines commonly referred to as "fresh start", the fair value of all assets of the Company will be estimated as it emerges from bankruptcy in conformity with accounting principles generally accepted in the United States of America, specifically by Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 141 "Business Combinations". Under fresh start accounting, an enterprise value will be determined based on a plan of reorganization for the Company and will be used to determine the fair value of all the Company's assets and liabilities. The assumptions in the plan of reorganization may vary from the assumptions used by the Company as of June 30, 2003 to evaluate impairment of long-lived assets, therefore the fair values assigned to the assets upon emergence may be different than the carrying values recorded as of June 30, 2003. As a result, an adjustment to the fair value of long-lived assets may be required.

        Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

        As a result of the items discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization and the ability to obtain positive results of operations. The consolidated financial statements do not include any adjustments to the recorded amounts or reflect any amounts that may be ultimately paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes, which may be made in connection with the Company's operations resulting from a plan of reorganization.

3.     Stock-Based Compensation:

        At June 30, 2003, the Company had three stock-based compensation plans, the 1997 Nonqualified Stock Option Plan, the 1998 Stock Incentive Plan and the Employee Stock Discount Purchase Plan. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and the related interpretations in accounting for the Company's plans. Fixed stock option and restricted stock awards with pro-rata vesting are recognized as expense using the straight-line method over the vesting period. Effective May 14, 2003, vesting for the Company's restricted stock ceased as a result of the Company's bankruptcy proceedings, although amortization of deferred compensation related to restricted stock continued and is included in the reported expense below (see Note 2).

        Had compensation cost for the Company's plans been determined based on the fair value of the stock options as of the grant dates for awards under the plans consistent with the method prescribed by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 123,

"Accounting for Stock-Based Compensation," the Company's net loss applicable to common stock and net loss per share would have increased to the pro forma amounts indicated below. The Company utilized the following assumptions in calculating the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	June 30, 2003	June 30, 2002
Dividend yield	—%	—%
Expected volatility	123.0%	123.0%
Expected life	3.0	3.0
Risk-free interest rate	2.05%	3.32%
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Reported net loss	$(92,397)	$(226,815)	$(212,482)	$(339,405)
Add: stock-based employee compensation expense included in reported net income	656	78	1,609	532
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(10,989)	(15,750)	(26,355)	(56,136)

Pro forma net loss	$(102,730)	$(242,487)	$(237,228)	$(395,009)

Net loss per share, basic and diluted — as reported	$(0.76)	$(1.95)	$(1.76)	$(2.92)
Net loss per share, basic and diluted — pro forma	$(0.85)	$(2.09)	$(1.97)	$(3.40)

4.     Business Acquisitions:

        On June 17, 2002, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of WorldCom's customer premise equipment sales and equipment maintenance businesses, known in the industry as "Shared Technologies Fairchild" or "Shared Technologies." The acquisition was accounted for using the purchase method, and accordingly, the net assets and results of operations of Shared Technologies have been included in the Company's consolidated financial statements since the date of acquisition.

        Revenues of Shared Technologies included in the Company's condensed consolidated financial statements for the three months ended June 30, 2003 and 2002 were $28,220 and $5,472, respectively. Total revenues included for the six months ended June 30, 2003 and 2002 were $63,359 and $5,472, respectively. Total network expenses related to the Shared Technologies businesses for the three months ended June 30, 2003 and 2002 were $16,945 and $4,253, and for the six months ended June 30, 2003 and 2002 were $37,146 and $4,253, respectively.

        The following presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2002, as if the acquisition of the Shared Technologies businesses had been consummated at the beginning of the period presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(Unaudited)	(Unaudited)
Revenue	$215,940	$424,631
Net loss	(223,354)	(338,009)
Net loss per share, basic and diluted	(1.92)	(2.91)

        The purchase price of the Shared Technologies businesses was allocated to the assets acquired and liabilities assumed, based on their respective estimated fair values at acquisition. The Company's purchase price allocation was finalized during the quarter ended June 30, 2003. In connection with these final adjustments related to pre-acquisition assets and liabilities, the Company recorded additional goodwill of $2,105. At June 30, 2003, the Company's market capitalization continued to remain at a level below its book value, indicating that an impairment of enterprise goodwill existed as of June 30, 2003. Accordingly, the Company recorded a charge of $2,105, reflecting the amount of the impairment as of June 30, 2003 to eliminate the enterprise goodwill intangible.

5.     Property and Equipment:

        Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the three months ended June 30, 2003 and 2002, $50 and $1,741, respectively, of interest expense was capitalized related to network construction-in-progress. During the six months ended June 30, 2003 and 2002, $275 and $4,552, respectively, of interest expense was capitalized. Repair and maintenance costs are expensed as incurred.

        Property and equipment at June 30, 2003 and December 31, 2002, consisted of the following:

	June 30, 2003	December 31, 2002	Useful Lives (in years)
Network equipment	$1,157,354	$1,148,583	2-20
Land	9,365	9,365	—
Leasehold improvements	145,826	145,713	7-10
Software	128,195	125,229	3
Office equipment and other	47,168	46,991	2-5
Furniture and fixtures	21,007	21,334	7

Property and equipment, in service	1,508,915	1,497,215
Less: Accumulated depreciation	(716,310)	(592,069)

Property and equipment, in service, net	792,605	905,146
Construction-in-progress	17,834	18,960

Property and equipment, net	$810,439	$924,106

6.     Other Assets:

        Other assets at June 30, 2003 and December 31, 2002, consisted of the following:

	June 30, 2003	December 31, 2002
Acquired customer lists	$62,800	$62,800
Long-term deposits	16,259	17,030
Equipment pending deployment	6,565	8,688
Other	5,857	5,645

Total other assets	91,481	94,163
Less: Accumulated amortization	(56,256)	(50,189)

Other assets, net	$35,225	$43,974

        The acquired intangibles are being amortized over their estimated useful life of three years using the straight-line method. Amortization expense related to intangible assets totaled $6,067 and $18,785 during the six months ended June 30, 2003 and 2002, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2003 is as follows:

Remainder of 2003	$4,233
2004	2,311

Total	$6,544

        Long-term deposits include a $9,804 prepayment to AT&T for long-distance services. The Company has filed a motion to reject its Master Carrier Agreement with AT&T under which this deposit was made. If approved, AT&T may have a rejection damage claim that may be equal to some or all of this prepayment and the Bankruptcy Court may allow AT&T to offset some or all of its rejection damages against this prepayment.

        Equipment pending deployment consists of equipment purchased and being staged for deployment in the Company's network. This equipment will be classified as property and equipment when it is deployed.

7.     Accrued Liabilities and Other Current Liabilities:

        Accrued liabilities and other current liabilities at June 30, 2003 and December 31, 2002, consisted of the following:

	June 30, 2003	December 31, 2002
Accrued employee compensation and benefits	$14,410	$11,824
Accrued network expenses	12,849	52,643
Business acquisition costs	—	10,502
Accrued taxes	9,821	10,051
Accrued interest expense	753	4,154
Deferred revenue	34,103	29,009
Other	2,657	6,261

Accrued liabilities and other current liabilities	$74,593	$124,444

        Included in business acquisition costs at December 31, 2002 are $6,684 of reserves primarily for termination of acquired redundant network elements and closure of acquired duplicate facilities. At

June 30, 2003, all business acquisitions costs and the current portion of capital lease obligation are included in liabilities subject to compromise in accordance with SOP 90-7 (see Note 2).

8.     Long-Term Debt:

        As a result of the Company's bankruptcy proceedings, all contractual debt payments are suspended and subject to revised payment terms during the bankruptcy process on a specific case basis. As discussed in Note 2, the only debt payments being made as of June 30, 2003 relate to interest on the senior secured credit facilities and monthly payments under capital leases. Additionally, as a result of the bankruptcy filing, there is an event of default under the senior secured credit facilities and both series of notes, which, by their terms, would ordinarily accelerate all amounts due upon the event of default.

        The senior secured credit facilities, notes and capital lease obligations are now classified as liabilities subject to compromise (see Note 2) and are not reflected in the table below. No changes to the carrying amount of these debts have been made in the accompanying condensed consolidated balance sheet as a result of the filing.

        Long-term debt at June 30, 2003 and December 31, 2002, consisted of the following:

	June 30, 2003	December 31, 2002
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	$—	$433,974
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	—	202,210
Senior secured credit facilities, variable interest rate	—	470,300
Capital lease obligations (see Note 9)	—	94,739

Total debt	—	1,201,223
Less: current portion of long-term debt	—	561,532

Long-term debt	$—	$639,691

        Senior Secured Credit Facilities.    In February 2000, the Company closed on $500,000 of senior secured credit facilities (the "Credit Facilities"). The Credit Facilities consist of a $350,000 seven-year revolving credit facility and a $150,000 two-year delayed draw term loan facility. Interest is generally the London Interbank Offered Rate ("LIBOR") plus 4.50%. As of June 30, 2003, there were $319,800 and $145,500 of borrowings outstanding under the seven-year revolving credit facility and the two-year delayed draw term loan facility, respectively. The blended borrowing rate on outstanding borrowings at June 30, 2003, is 5.66% and will remain fixed until September 18, 2003.

        The Credit Facilities are secured by (1) the capital stock of Allegiance Telecom Company Worldwide (which stock is owned by its parent holding company, Allegiance Telecom, Inc.) and (2) substantially all of the assets of Allegiance Telecom Company Worldwide and its subsidiaries, including the capital stock owned by that entity in each of its subsidiaries. The Final Cash Collateral Order also provides the senior lenders with certain replacement liens as described in such Order. Under this order, the Creditors' Committee has until August 29, 2003 to among other things, challenge the senior lenders' prepetition liens, claims or security interests or the lenders' pre-petition obligations.

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

        From November 27, 2002 to April 29, 2003, the Company negotiated with its senior bank creditors to develop a mutually acceptable plan of restructuring. On April 29, 2003, in anticipation of its breach of various covenants in the Credit Facilities, the Company and its senior bank creditors entered into a forbearance agreement. The Company received a forbearance from its senior bank creditors until May 15, 2003 to allow the various parties to continue negotiations. In exchange, the Company made a $5,000 principal payment and agreed to certain other covenants. On May 14, 2003, the Company filed for bankruptcy under Chapter 11 as discussed above.

        In June 2002, the Company requested a draw of the remaining $150,000 under the Credit Facilities, however, as of June 30, 2003, it had received only $135,300 of the $150,000, with 3 of the 26 banks in the bank syndicate refusing to fund the request. On July 15, 2003, the Company entered into a settlement agreement with Bayerische Hypo-und Vereinsbank and Bank Austria Creditanstalt Corporate Finance, Inc. (collectively, the "Banks") regarding these funding disputes. On July 29, 2003, the Bankruptcy Court approved this settlement agreement. On July 31, 2003, the Banks delivered the Net Funding Obligation to us the Company required under this settlement agreement in the amount of $7,414.

9.     Leases:

        The Company has entered into various capital lease agreements, with expirations through 2022, covering dedicated optical fiber capacity and certain equipment. Assets and future obligations related to capital leases are included in the accompanying condensed consolidated balance sheet in property and equipment and liabilities subject to compromise, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense.

        The Company has entered into various operating lease agreements, with expirations through 2015, for network facilities, office space and equipment. Total rent expense on operating leases for the three months ended June 30, 2003 and 2002, was $8,173 and $6,106, and for the six months ended June 30, 2003 and 2002 was $16,519 and $16,578, respectively.

        Future minimum lease obligations for all non-cancelable capital and operating lease agreements with initial or remaining terms of one year or more at June 30, 2003, are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2003	$7,385	$12,954
2004	11,509	25,436
2005	11,510	25,042
2006	11,527	22,911
2007	9,181	21,370
Thereafter	104,983	66,493

Total minimum future lease payments	$156,095	$174,206

Amount representing interest	(70,373)

Present value of minimum lease payments (included in liabilities subject to compromise)	85,722
Current portion (included in liabilities subject to compromise)	(4,602)

Long-term capital lease obligations (included in liabilities subject to compromise)	$81,120

        Certain operating and capital lease agreements contain renewal and purchase options at the end of the initial lease terms. The Company is analyzing its contracts and leases to determine those executory contracts and unexpired leases relating to capital and operating leases that may be burdensome to the Company and should be rejected pursuant to Section 365 of the Bankruptcy Code.

10.   Capitalization:

        During the six months ended June 30, 2003, 56,839 shares of common stock were issued under the Company's Employee Stock Discount Purchase Plan for proceeds of $32. There are no more shares available for issuance under this Employee Stock Discount Purchase Plan.

11.   Commitments and Contingencies:

        In October 2002, the Company executed a Master Carrier Agreement with AT&T Corp. Under this agreement, the Company committed to purchase from AT&T Corp. a minimum of $10,000 of services per year through February 2007.

        In March 2002, the Company executed a Communications Transport Services Agreement with Southern California Edison Company. Under this agreement, the Company committed to purchase from Southern California Edison Company an average of $260 of services each month through March 2005.

        In April 2003, the Company executed an Agreement for Additional Services, Security, and Settlement of Certain Matters with WorldCom, Inc. (on behalf of itself and all of its affiliates and subsidiaries). Under this agreement, the Company committed to purchase from WorldCom an aggregate of $14,000 of services from February 28, 2003 to April 30, 2004 and an aggregate of at least $12,000 of services from May 1, 2004 and April 30, 2005. Furthermore, under this agreement, the Company agreed to (a) extend the term of its Domestic and Metro Private Line Special Carrier Service Agreement ("MSA") between WorldCom and the Company dated September 29, 2000, as amended, until April 30, 2005 and (b) increase the volume commitment under the MSA from $700 per month to $900 per month through April 30, 2005.

12.   Gain on Sale of Investment:

        At December 31, 2002, the Company held an investment in commercial paper, which was included in cash and cash equivalents. The original purchase price of the commercial paper was $9,025. During 2001, the investment was written down to its market value due to a decline in its value, which was deemed to be other than temporary. An impairment of $3,069 was recorded to interest income during 2001. During June 2003, the Company sold its investment in the commercial paper in the open market for proceeds of $9,233 which resulted in the Company realizing a gain of $3,277. The proceeds of the sale were re-invested in the Company's money market investment accounts, which are classified as cash and cash equivalents.

13.   Reorganization Items:

        Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations. The following reorganization items were incurred during the three and six months ended June 30, 2003:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)
Professional fees	$3,047	$3,584
Other restructuring (gains)/losses	(460)	(460)

Total reorganization items	$2,587	$3,124

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis relates to our financial condition and results of operations and should be read in conjunction with the accompanying condensed consolidated financial statements and notes to those financial statements contained in this report, as well as the section captioned "Risk Factors" in this report. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Allegiance Telecom, Inc. is generally referred to in the remainder of this report as "we," "our company" or "Allegiance".

OVERVIEW

        We are a facilities-based national local exchange carrier that provides telecommunications services to business, government and other institutional users in major metropolitan areas across the United States and we are focused primarily on small to medium-sized businesses. We currently offer an integrated suite of telecommunications products and services including local, long distance, Internet, data colocation, web hosting and customer premise equipment sales and maintenance services. Our principal competitors are the incumbent local exchange carriers (also known in the industry as the "ILECs"), as well as long distance carriers, customer premises sales and maintenance businesses, and other integrated communications providers.

        We began operations in late 1997 with an objective to grow rapidly and establish our company as a national local exchange carrier covering the major metropolitan areas across the United States. By the end of 2001, we completed the network rollout in our 36 targeted markets: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York, Northern New Jersey, Oakland, Ontario/Riverside, CA, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains, NY.

        We use multiple technologies in our network and a mixture of leased and owned facilities at the edge of our communications network in order to effectively and efficiently serve our customer base where it is physically located. Management's focus is on providing facilities-based services, and we generally provide services via resale on a limited basis. We utilize what is known as the unbundled network element platform ("UNE-P") to deliver services in a small number of sales where our facilities-based services would not be practicable or cost effective and as an interim measure until the resold services can be converted to facilities-based services. UNE-P is a method where a carrier can lease all elements of a service from an incumbent local carrier, including switching. As of June 30, 2003, approximately 95% of our retail lines in service were provided over our own network facilities. The services that we provide via our own network generate higher margins than services provided by other carriers that are resold by us. Consistent with our facilities-based approach, we install voice and data aggregation and switching equipment in our own premises. We also install voice and data aggregation equipment in the central offices or "hubs" of the existing local incumbent carrier's networks, also known as colocation. This voice and data aggregation equipment connects directly to customers through the "local loop," which consists of the existing copper wire and fiber running from the central offices to each customer location. The local loop is owned by the incumbent carriers but can be leased by competitive carriers under the terms of the Telecommunications Act of 1996. As of June 30, 2003, we had transmissions equipment colocated in 851 central offices. Our local presence in incumbent local exchange carrier central offices along with our leasing of the local loops provides us with a flexible platform for delivering traditional voice and data access services to end-user customers. We connect our colocations to our main switching center in each market by either leasing additional network elements from the incumbent carriers and other providers on a short-term basis or by using dedicated fiber on a long-term basis. We have increasingly focused on dedicated fiber because of the growth of our customer base and traffic volume as well as its reliability.

        As we have developed our local networks to service end-user customers, we have also attempted to capitalize on our expertise and investment at the edge of our network and in our intercity Internet backbone. We have leveraged our network assets by providing network solutions to other service providers, primarily the leading national and regional Internet providers. These national network providers have end-user customers but do not generally have the facilities and expertise to directly access these customers in all relevant geographic areas through the local loop. Many of these providers focus on the residential Internet access market.

BANKRUPTCY PROCEEDINGS

        On May 14, 2003 (the "Commencement Date"), Allegiance Telecom, Inc. and its direct and indirect owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The reorganization is being jointly administered under the caption "In re Allegiance Telecom, Inc. et al. Case No. 03-13057 (RDD)" (the "Chapter 11 cases"). We are currently operating our business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. We plan to continue operating our business in the ordinary course. Consistent with the provisions of the Bankruptcy Code, we plan to pay our vendors for all goods and services provided or delivered after the Commencement Date.

        In order to reorganize and emerge from Chapter 11 successfully, we will need to propose, and obtain confirmation by the Bankruptcy Court, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, we initially have the exclusive right to file a plan of reorganization for 120 days. The initial period of exclusivity ends on September 11, 2003 and we intend to request that the Bankruptcy Court extend the exclusivity period. There can be no assurance that the Bankruptcy Court will grant such extension. If we fail to file a plan of reorganization during this period (or any extended period approved by the Bankruptcy Court) or if such plan is not accepted by the required number of creditors within 180 days after the Commencement Date, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization would address, among other things, our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for our corporate governance subsequent to exit from bankruptcy. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

        Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to payment, if any, under the plan of reorganization. The aggregate amount of pre-petition claims is not known at this time since the bar date for claims has not yet been set nor have all contract rejection claims been filed.

        Under Section 365 of the Bankruptcy Code, we may assume or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract. Subject to certain exceptions, this rejection relieves us of performing our future obligations under that lease or contract but entitles the counterparty to a pre-petition general unsecured claim, if any, for damages against our estate caused by the deemed breach. Counterparties to these rejected contracts or leases may file proofs of claim against our estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure most existing defaults, including payment of any pre-petition amounts outstanding, under such executory contract or unexpired lease. Due to the uncertain nature of many of the potential rejection and abandonment related claims and to the uncertain amount needed for cure payments, we are unable to project the magnitude of these claims and cure amounts with any degree of certainty at this time.

        The United States Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters relating to our Chapter 11 cases that come before the Bankruptcy Court. There can be no assurance that the Creditors' Committee will support our positions or our ultimate plan of reorganization, once proposed, and disagreements between the Creditors' Committee and Allegiance could protract the Chapter 11 cases and could negatively impact Allegiance's ability to operate during the Chapter 11 cases.

        The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court; under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and certain pre-petition liabilities (e.g., our senior secured debt) need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by us may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc. As a result, a plan of reorganization could result in holders of our common stock and bonds receiving little or no value as part of the plan of reorganization. In light of the foregoing, we consider our common stock and our bonds to be highly speculative and we caution the holders of such securities that such securities may ultimately be determined to have no value. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any of such securities and claims.

        At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, our creditors or our stockholders or when we may emerge from Chapter 11. Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

        For copies of court filings made in our Chapter 11 cases, please go to the Bankruptcy Court's website, at www.nysb.uscourts.gov. Please note that a PACER password is required to access documents on the Bankruptcy Court's website.

RESULTS OF OPERATIONS—Three and Six Months Ended June 30, 2003 Compared With Three and Six Months Ended June 30, 2002

Revenues

        During the second quarter of 2003 and 2002, we generated revenues of approximately $196.7 million and $184.4 million, respectively. For the six months ended June 30, 2003 and 2002, we generated revenues of approximately $401.2 million and $346.5 million, respectively. Revenues have increased 7% compared to the three months ended June 30, 2002 and 16% compared to the six months ended June 30, 2002. This increase in revenues is attributable to an increase in the number of customers and services and products sold; specifically, our revenue growth during the three and six months ended June 30, 2003 was enhanced by our acquisition of the customer premise equipment sales and equipment maintenance businesses, also known as Shared Technologies Fairchild, in June 2002, which contributed $28.2 million and $63.4 million to 2003 revenues for the three and six months ended June 30, 2003, and $5.5 million and $5.5 million to 2002 revenues for the three and six months ended

June 30, 2002, respectively. Our revenue is lower than our projected revenue and has been negatively impacted by, among other things:

  •
  the commencement of our Chapter 11 cases

  •
  churn

  •
  the going concern qualification contained in our 2002 year-end independent accountant's report

  •
  the general malaise in the telecommunications industry which has adversely affected the willingness of potential customers to purchase their telecommunications services from competitive carriers, such as us

  •
  our inability to receive bid and performance bonds for potential customer contracts

  •
  the poor economy which has caused our customers to decrease or delay their purchases from us

  •
  decreases in carrier access and interconnection revenues due to dispute settlements and FCC-mandated regulatory rate reductions

  •
  the transition to a new sales management system described in more detail below

  •
  decreases in our web hosting revenues as we continued to curtail that product line

  •
  decreases in our sales force

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

        Local voice service revenues for the three months ended June 30, 2003 and 2002 were $87.6 million and $96.9 million, and for the six months ended June 30, 2003 and 2002, were $172.8 million and $186.1 million, respectively. The decrease in local voice service revenues during 2003 is primarily a result of lower rates for carrier access and interconnection revenues as mandated by our negotiated agreements with carriers, the FCC and certain states. Local voice service revenues as a percent of total revenues has decreased from approximately 53% for the quarter ended June 30, 2002 to approximately 45% for the quarter ended June 30, 2003. Local voice service revenues consisted of:

  •
  the monthly recurring charge for basic local voice service;

  •
  usage-based charges to end-users for local and toll calls in certain markets;

  •
  charges for additional services such as call waiting and call forwarding;

  •
  certain non-recurring charges, such as set-up and installation charges; and

  •
  carrier access and interconnection revenues from switched access charges to long distance carriers and reciprocal compensation charges to other local carriers.

        We expect local voice service revenues to continue to decrease from period to period as a percent of total revenues, as a result of our increasing focus on integrated voice, data and customer premise equipment sales and services, the resolution of certain regulatory disputes and uncertainties and lower rates for carrier access and interconnection revenues as mandated by our negotiated agreements with carriers, the FCC and certain states. We are currently examining certain of these negotiated access agreements to determine which of those executory contracts may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. There can be no assurance that we will be able to reject these access agreements; if we are able to reject such agreements, we believe these other carriers would need to pay us for access at our higher tariffed rates which could increase our access revenues from these carriers. See the discussion under "Risk Factors," which contains a detailed discussion of the risks and uncertainties associated with our local voice revenues.

        Long distance service revenues for the three months ended June 30, 2003 and 2002 were $11.1 million and $12.0 million, and for the six months ended June 30, 2003 and 2002 were $22.6 million and $22.7 million, respectively. Long distance service revenues as a percent of total revenues has remained consistent at approximately 6% for the quarters ended June 30, 2003 and 2002. We have negotiated a new long distance agreement with another carrier that should reduce our costs to provide long distance services to our customers and allow us to be more competitive in the pricing of our long distance services. The process of moving our long distance traffic to our new carrier has begun and we expect to realize cost savings as this process is completed.

        Data revenues, including revenues generated from Internet access, web hosting and high-speed data services, for the three months ended June 30, 2003 and 2002 were $69.7 million and $70.0 million, and for the six months ended June 30, 2003 and 2002 were $142.5 million and $132.2 million, respectively. Data revenues as a percent of total revenues has decreased from approximately 39% for the quarter ended June 30, 2002 to approximately 35% for the quarter ended June 30, 2003. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of cost-effective data offerings.

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

        Similarly, the demand for services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand. The resulting financial hardship has lessened the number of these types of network service providers. During 2000, we signed a long-term contract to provide an integrated network solution and certain services to Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. Our contract was established specifically to support Genuity's customer contracts, including that with America Online, and expires on December 31, 2006. Under this contract, Genuity committed to pay us an aggregate of $563.0 million over the term of the contract, subject to our performance under and the other terms and conditions of the contract. Genuity assigned our Integrated Network Solution Purchase Agreement to a subsidiary of Level 3 Communications, Inc. on February 4, 2003. We anticipate that Level 3 will continue to be our largest customer for the foreseeable future. For the three months ended June 30, 2003 and 2002, revenues from this contract were $27.0 million and $20.0 million, and for the six months ended June 30, 2003 and 2002, revenues were $56.9 million and $34.4 million, respectively. The revenues from this contract accounted for 14% and 11% of our total revenues for the quarters ended June 30, 2003 and 2002, respectively, and 39% and 29% of our data revenues for the same periods. In addition, approximately 85% of the reciprocal compensation earned by us from other carriers is as a result of the other carriers terminating Level 3 traffic on our networks. Reciprocal compensation revenues for the three months ended June 30, 2003 and 2002, were $7.2 million and $10.0 million and for the six months ended June 30, 2003 and 2002 were $15.7 million and $17.9 million, respectively. The contract contains specific provisions that allow Level 3 to decrease its purchase commitment in certain situations, including but not limited to, if Level 3's customer, AOL, reduces its services with Level 3 under Level 3's service relationship with AOL. In such an event, Level 3 is required to use commercially reasonable efforts to move some of its existing business to

Allegiance to minimize the effect of any downturn of business on Allegiance. In addition, Level 3 is obligated to allocate any such discontinuance of business proportionately across all of Level 3's suppliers serving the area in which AOL requests a discontinuance of service. Level 3 is obligated when practicable to give us ninety days written notice of any discontinuance of service as a result of a downturn in business from AOL. Finally, Level 3 may not exercise its right to reduce its service as a result of a downturn in business from AOL under the contract until after October 1, 2003. Level 3 has informally told us that it expects to suffer a downturn in business from AOL. Level 3 has not provided us with any specific notice of the amount of downturn we can experience, but has indicated that such downturn could be "massive".

        The contract also provides that if we receive a going concern qualification or experience an event of default as defined under our senior credit agreement, (a) Level 3 may exercise an option to purchase all of the dedicated assets and infrastructure used by us to provide the integrated network solution to Level 3 and (b) Level 3 would still be required to continue to purchase certain services from us for the remainder of the term of the agreement. If Level 3 exercises its option, it would be required to pay (1) for the dedicated assets, the remaining undepreciated value of the dedicated assets (as reflected on our books at the time of exercise of the option) and (2) for the certain services, the remaining overall value of the agreement less the amounts paid to purchase the dedicated assets and infrastructure. Any such purchase transaction would require Bankruptcy Court approval. We have not received any notice from Level 3 that it intends to exercise its rights under this provision of the agreement.

        We recently received communications from Level 3 claiming, among other things, that we have failed to meet the applicable performance warranties under the contract; and that certain rights that Level 3 has under the contract, including, but not limited to, Level 3's ability to require us to secure another subcontractor for certain services and/or Level 3 can terminate our ability to supply such services, may already be triggered. In addition, Level 3 has claimed that it is entitled to offsets against the August 2003 payment for Allegiance's alleged failure to deliver certain services. We do not believe that we have failed to meet the performance warranties alleged by Level 3; we do not believe that we have failed to deliver the services alleged by Level 3; nor do we believe that, even if Allegiance has not delivered the services in accordance with the contract, that the offset amounts claimed by Level 3 are calculated in accordance with the contract. If we are found to have failed to meet the performance warranties under the contract, Level 3 may offset future payments to us and, if such failure continues for an extended period of time, Level 3 could terminate the contract. If we were to lose some or all of the revenues under this contract, we do not believe we could implement sufficient cost-cutting measures to offset such decrease in revenues. The resulting reduction in revenue (including reduction in reciprocal compensation revenues) and/or loss of this contract would have a material adverse effect on our business. We are continuing our negotiations with Level 3 to modify certain service level warranties, remedies and penalties under the contract. We can provide no assurances that these negotiations will be successfully concluded.

        On August 8, 2003, Level 3 paid Allegiance approximately $11.8 million of the $25 million quarterly payment due in August 2003. Level 3 offset against the quarterly payment approximately $507 thousand for certain offsets that Level 3 claims it is due for Allegiance's alleged failure to deliver certain ports. In addition, Level 3 has withheld approximately $12.7 million of the August 2003 payment until Level 3 has an order from the bankruptcy court confirming Level 3's reservation of rights with respect to Level 3's claims for offsets. Allegiance vigorously denies that Level 3 is entitled to any of the offsets claimed by Level 3.

        Notwithstanding these trends and uncertainties, we expect continued demand by small and medium sized business customers for dedicated access to the Internet and integrated services. Indeed, our Integrated Access Service which delivers high-speed, "always on" Internet access and allows multiple voice, data and Internet combinations over a single access loop remains our fastest growing product offering. During the quarter ended June 30, 2003, Integrated Access Service including one or more voice or data services represented approximately 42% of our gross lines sold for the quarter. We believe that line churn rates (the rate at which customers disconnect their lines) for this type of service when voice and data are bundled is lower than that of our local voice service. One of the challenges we face in this area is ongoing network efficiency and service delivery improvements to retain the competitive advantages of this service offering.

        In June 2002, we acquired substantially all of the assets and assumed certain liabilities of the customer premise equipment sales and customer premise equipment maintenance businesses, also known as Shared Technologies Fairchild, from WorldCom. We believe the acquisition of these businesses enhances our ability to offer additional services to our customers. Further, we believe this acquisition presents an opportunity to cross-sell our other integrated telecommunications services to the customers of these acquired businesses. Customer premise equipment sales and maintenance revenues for the three months ended June 30, 2003 and 2002 were $28.2 million and $5.5 million and for the six months ended June 30, 2003 and 2002 were $63.4 million and $5.5 million, respectively. Customer premise equipment sales and maintenance revenues as a percent of total revenues is approximately 14% and 3% for the quarters ended June 30, 2003 and 2002. As a result of our bankruptcy, we have had not been able to obtain bid and performance bonds or provide other types of financial security as required by many of our customers. As a result, we have lost current customers to our competitors and have a reduced ability to gain new customers. Moreover, certain customers will not purchase services from companies in bankruptcy, so certain opportunities are not available to us. The loss of current and potential customers has impacted our revenues and will continue to impact our revenues as long as these conditions exist.

Network Expenses

        For the quarters ended June 30, 2003 and 2002, network expenses were $105.0 million and $95.3 million, and for the six months ended June 30, 2003 and 2002, network expenses were $216.4 million and $177.4 million, respectively. Network expenses related to the Shared Technologies business, acquired in June 2002, included in the quarters ended June 30, 2003 and 2002 were $16.9 million and $4.3 million, and for the six months ended June 30, 2003 and 2002 were $37.1 million and $4.3 million, respectively. Network expenses as a percentage of total revenues increased from 52% for the quarter ended June 30, 2002 to 53% for the quarter ended June 30, 2003. While there can be no assurance that we will be successful in creating operating efficiencies, we expect to control costs and that network expenses as a percentage of total revenues will reduce over time. We are performing an extensive review of our network architecture and a rationalization of the overall profitability of our business on a colocation, market, and product basis. As such, we may decommission a colocation arrangement, rebuild or replace infrastructure facilities and reduce or sell entire markets. In addition, we may eliminate some products and services currently offered. As a result of such events, we may be able to reduce our future network costs. With respect to the implementation of this review and rationalization, we may convert a limited number of facilities-based customers to UNE-P, deploy alternate unbundled network element applications, or, in some instances, eliminate a colocation, product or service completely. In addition, we are analyzing our contracts and leases to determine those executory contracts and unexpired leases relating to our network that may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. If we receive Bankruptcy Court approval to reject any of these executory contracts or unexpired leases, we expect our future network costs to decrease as a result.

        Gross margin has decreased from 48% for the quarter ended June 30, 2002 to 47% for the quarter ended June 30, 2003. This decrease in gross margin is related, among other things, to the lower margin contributed by our customer premise equipment sales and maintenance businesses, decreased margins of certain web hosting and bundled products, and FCC-mandated decreases in carrier access and interconnection revenues. Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to improve as we reject burdensome network contracts and/or enter into amendments or new contracts with lower costs and as we realize cost efficiencies in our network expenses over time.

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

  •
  The cost of long distance services resold by us to our customers;

  •
  the cost of leasing space in incumbent local exchange carrier central offices and the cost of electric power purchased from the incumbent for colocating our transmission equipment;

  •
  operating and maintenance expenses for dark fiber;

  •
  the cost of customer premise equipment which has been sold by us and the cost of providing maintenance services on such equipment;

  •
  the cost of Internet transit and transport

  •
  the cost of leasing certain portions of our nationwide Internet network.; and

  •
  for Shared Technologies, the costs of equipment and labor for the installation and maintenance of equipment.

        Network expenses do not include an allocation of our depreciation or amortization expenses.

        The costs to lease local loop lines, high-capacity digital T-1 loop lines, and high-capacity digital interoffice facilities from the incumbent local exchange carriers vary by carrier and by state and are regulated under the Telecommunications Act of 1996. In virtually all areas, we lease local loop lines and high-capacity digital T-1 loop lines from the incumbent local exchange carriers to connect our customers' premises to our transmission equipment colocated in the central offices of the incumbent carriers. In the areas of low density and traffic in the metropolitan areas that we serve, we also depend on the incumbent local exchange carriers to provide us high-capacity digital interoffice facilities to connect our switch to our transmission equipment colocated in the incumbents' central offices. In the areas of high density and traffic in our markets, in addition to the incumbent carriers, there are other carriers from whom we lease high-capacity digital interoffice facilities; we can generally lease those interoffice facilities at lower or comparable prices and with higher network reliability than those interoffice facilities provided by the incumbent local exchange carriers. We have increasingly focused on obtaining these high-capacity digital interoffice facilities on dedicated fiber. Even in areas of high density and traffic in our markets, however, the incumbent local exchange carriers are sometimes the only available source of high-capacity digital interoffice facilities.

        We expect that our network costs in absolute dollars will increase with customer volume and sales of our products and services and will be a significant part of our ongoing cost of services.

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

        The cost of securing long distance service capacity is a variable cost that increases in direct relationship to increases in our customer base and increases in long distance calling volumes. We have entered into a new long distance agreement and have filed a motion with the Bankruptcy Court to reject our existing long distance agreement. Although there can be no assurances that the Bankruptcy Court grants this motion, if we are successful, our variable cost per minute for long distance services will decrease. If we are unsuccessful in rejecting this contract, we are required under that contract to spend a minimum dollar amount each month.

        We install voice and data aggregation and switching equipment in space owned or leased by other parties, including locating our equipment in central offices of local incumbent exchange carriers' networks. We incur rent and utility charges in leasing this space. We expect these costs to generally remain constant in the near future as we do not plan to expand to additional colocation sites. We are in the process of evaluating our colocation space needs as part of our bankruptcy and we may reduce the number of colocations that we are currently occupying which could reduce our colocation expenses.

        We sell and install telecommunications customer premise equipment and provide maintenance services on such equipment. Our costs to provide these products and services include both time and material costs. These costs will increase or decrease in relation to the demand for these products and services.

        We have developed a national Internet data network by connecting our markets with leased high-capacity digital lines. The costs of these lines will increase if we need to increase capacity to address increased customer demand.

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

Selling, General and Administrative Expenses

        For the quarters ended June 30, 2003 and 2002, selling, general and administrative expenses were $98.6 million and $110.2 million, and for the six months ended June 30, 2003 and 2002, selling, general and administrative expenses were $215.1 million and $212.0 million, respectively. Selling, general and administrative expenses related to the Shared Technologies business, acquired in June 2002, included in the quarters ended June 30, 2003 and 2002 were $11.9 million and $1.1 million, and for the six months ended June 30, 2003 and 2002 were $24.7 million and $1.1 million, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased from 60% for the quarter ended June 30, 2002 to 50% for the quarter ended June 30, 2003.

        Selling, general and administrative expenses have decreased due to our cost containment efforts (including a decrease in our headcount), increased collection efforts, which have resulted in a decrease in bad debt expense, and the achievement of certain economies of scale as we have grown the business. During the six months ended June 30, 2003, these decreases were offset by the inclusion of selling, general and administrative expenses related to the Shared Technologies business and by $8.7 million of employee bonuses paid including those under a key employee retention program, causing an overall increase in selling, general and administrative expenses compared to the six months ended June 30, 2002.

        Selling, general and administrative expenses include salaries, benefits and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, investor and media relations, insurance, professional fees and bad debt expense. As a result of our transition from rapid revenue growth to a plan geared towards reducing cash used in operations and achieving positive cash flow, we reduced headcount, including the number of sales teams during the second half of 2002 and first half of 2003. Our total headcount decreased from 4,628 at June 30, 2002 to 3,312 at June 30, 2003. As of June 30, 2003, the sales force, including sales managers and sales administrators, had decreased to 961 from 1,433 as of June 30, 2002. We expect selling, general and administrative expenses to continue to decrease as a percentage of revenues as we focus on reducing cash used, integrating our operations and achieving economies of scale in our business. We are analyzing our contracts and leases to determine those executory contracts and unexpired leases relating to our selling, general and administrative expenses that may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. If we receive Bankruptcy Court approval to reject any of these executory contracts or unexpired leases, we expect our future selling, general and administrative costs to decrease as a result.

Depreciation

        During the quarters ended June 30, 2003 and 2002, depreciation expense was $62.3 million and $63.0 million, respectively. For the six months ended June 30, 2003 and 2002, depreciation expense was $125.8 million and $120.7 million, respectively. The increase is primarily the result of capital expenditures and assets placed in service between June 30, 2002 and June 30, 2003.

Amortization of Purchased Intangibles

        In connection with the acquisitions completed since inception, we assigned an aggregate of $62.8 million of the purchase price to customer lists. These intangible assets are being amortized over their estimated useful lives of one to three years. For the quarters ended June 30, 2003 and 2002, we recorded $3.0 million and $8.5 million of amortization of customer lists, and for the six months ended June 30, 2003 and 2002, we recorded $6.1 million and $18.8 million of amortization of customer lists, respectively.

Deferred Compensation Expenses

        For the quarters ended June 30, 2003 and 2002, we recognized $0.7 million and $0.1 million, respectively, of amortization of deferred compensation expense, and for the six months ended June 30, 2003 and 2002, we recognized $1.6 million and $0.5 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and grants of stock options and restricted common shares to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

Interest Expense and Interest Income

        For the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002, interest expense was $19.0 million, $25.3 million, $48.5 million and $49.4 million, respectively. Prior to the Commencement Date of our Chapter 11 cases, interest expense included the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. As of the Commencement Date of our Chapter 11 cases, we stopped recording interest expense on the 11 3/4% notes and the 12 7/8% notes in accordance with Statement of Position 90-7. Additionally, the deferred debt issuance costs related to this debt are no longer being amortized to interest expense. Under a Bankruptcy Court order, we are required to continue incurring and paying interest under our senior secured credit facilities and we have continued to amortize the deferred debt issuance costs related to the senior secured credit facilities to interest expense.

        Interest income for three and six months ended June 30, 2003 was $0.8 million and $1.8 million, respectively. Interest income for three and six months ended June 30, 2002 was $2.1 million and $3.8 million, respectively. Interest income results from short-term investments, cash and cash equivalents. Interest income during the periods ended June 30, 2002 is greater than for the periods ended June 30, 2003 because we had additional cash invested in interest-bearing instruments and because of higher average interest rates.

        During the three months ended June 30, 2003, at the direction of the US Trustee in our Chapter 11 cases, we sold an investment in commercial paper in the open market in order to comply with our revised investment guidelines. The sale was at market value and resulted in the realization of a gain of $3.3 million.

Operating Losses

        Our loss from operations for the three and six months ended June 30, 2003 was $75.0 million and $166.0 million, respectively. Our loss from operations for the three and six months ended June 30, 2002 was $203.5 million and $293.8 million, respectively.

Reorganization Items

        Reorganization items consist of costs associated with our bankruptcy proceedings that are not directly attributable to the ongoing operations of our business. During the three and six months ended June 30, 2003, we incurred $3.0 million and $3.6 million, respectively, in professional fees and recognized a gain of $0.5 million and $0.5 million, respectively, related to other restructuring activities. We expect to continue to incur significant costs associated with our reorganization.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2003, we had approximately $269.2 million of unrestricted cash and short-term investments, compared with $284.3 million of unrestricted cash and short-term investments as of December 31, 2002. The 5% decrease during 2003 is primarily due to the funding of our operating losses, restructuring expenses, interest payments on debt, capital expenditures, and working capital requirements, partially offset by cash generated from investments. We do not have any off-balance sheet financing arrangements, special purpose entities or asset securitizations. On June 23, 2003, we received final Bankruptcy Court approval for the use of our cash collateral under a Final Order Authorizing Use of Cash Collateral by Consent (the "Final Cash Collateral Order"). The Final Cash Collateral Order among other things: (1) restricts our use of cash, (2) requires us to prepare and follow a budget and maintain a minimum weekly cash balance, and (3) requires us to provide certain financial, operational and other information to our senior lenders. Under this Final Cash Collateral Order, we are required to continue incurring and paying interest under our senior secured credit agreement (at the applicable non-default rate of interest).

        As of June 30, 2003, we had approximately $1,355.5 million of outstanding liabilities subject to compromise, including $1,108.1 million of indebtedness (including debt under our senior secured credit agreement and two series of bonds). We are party to a senior secured credit agreement and two indentures. As of June 30, 2003, approximately $465.3 million of our indebtedness was borrowed under our senior secured credit agreement, as described in more detail below. As of that same date, approximately $642.8 million of our indebtedness was borrowed under our two indentures.

        Our existing cash and short-term investment balances will decline further during fiscal 2003. Decreased demand for our services or high customer churn, as noted above, could adversely impact our liquidity. Customer demand for our services depends in part on our ability to efficiently and timely switch customers from their prior carrier to our service, respond to customer service and billing issues and provide quality service. Given our bankruptcy filing, the continued poor economic environment as well as the instability and bankruptcies of customers and others in the telecom industry and their subsequent negative impact on our performance in 2002, we do not believe that we have raised the capital necessary to build and operate our network in each of our 36 markets to the point at which operating cash flow from the market is sufficient to fund its ongoing operating costs and capital expenditures. We expect to reduce our debt in the bankruptcy reorganization process; however, at this time, we cannot predict the levels of debt that we will maintain after the reorganization process is complete. It is possible that if the debt reduction is not enough, because of operating performance or other factors, we still may not be able to fully fund our operations, planned capital investments and debt service. One result of our recapitalization would be a substantial reduction in the value of our high yield debt securities and common stock, potentially to zero. Please see the discussion below under the caption "Senior Secured Credit Agreement" and above under the caption "Risk Factors."

        Our financial projections are based on forecasts of, among other things, customer demand and line churn, i.e. the rate at which customers discontinue their lines. Customers leave our service for a variety of reasons, including but not limited to, the customer: (a) leaving our service area, (b) going out of business or downsizing its business, (c) being unhappy with our service, (d) general market conditions, (e) leaving for better pricing, (f) needing a different telecom solution that we do not provide, (g) disruptions in service relating to our network optimization activities and (h) concern regarding our financial condition and the need for debt restructuring. In the quarter ended June 30, 2003, the average retail line churn was approximately 2.7% and including wholesale, our average line churn was approximately 1.8%. Line churn is the number of voice grade equivalent lines (for example, a fully- utilized data T-1 counts as 24 lines) that are disconnected each month divided by the total number of voice grade equivalent lines that we have in service at the beginning of that month. The line churn is difficult to forecast and remains one of the specific challenges on which we are. We expect that retail line churn as well as retail and wholesale line churn will range between 2% to 3% in 2003. We expect retail and wholesale line churn to improve in 2004 and beyond. We have responded to high line churn with many customer retention initiatives including, new service offerings, more attractive rate plans, back office improvements, roll out of Singl.eView billing system, proactive contact with customers, and root cause resolutions. The above churn metrics do not include churn related to businesses such as Shared Technologies, Allegiance Business Internet access services, or web hosting. We can provide no assurances that we will be able to effectively manage or reduce our line churn. If we are unable to do so, this will materially affect our business, revenues and liquidity.

        Decreased customer demand may also stem from uncertainty of our bankruptcy filing, the industry in which we compete and the general economy. Many of our competitors have also declared bankruptcy, de-listed from the public securities markets and/or identified financing problems. Some of our potential customers as well as current customers have expressed concerns about our financial stability in light of our bankruptcy filing, the general economy and the telecommunications industry in general. We believe customer perception will continue to have an impact on our ability to attract and retain customers. Specifically, our financial condition has limited our ability to secure bid and performance bonds which are required by some customers of our customer premises equipment sales and maintenance business. Moreover, our customers may not purchase additional services and may cancel existing services as a result of our bankruptcy filing, our specific financial condition, including the independent auditors' report for 2002 that cites conditions which raise substantial doubt about our ability to continue as a going concern, and general economic conditions. We may reduce our presence in a number of colocations and this may impact customer service and increase customer churn.

        For the quarters ended June 30, 2003 and 2002, we made capital expenditures of $4.8 million and $42.4 million, respectively. For the six months ended June 30, 2003 and 2002, we made capital expenditures of $14.0 million and $82.3 million, respectively. As of June 30, 2003, we had transmission equipment colocated in 851 central offices. Pursuant to our current business plan, we expect to spend approximately the same amount for capital expenditures for the last two quarters of 2003 as that spent for the first two quarters of 2003. We expect to fund our capital expenditures with available cash and future cash flow.

        We have purchased dedicated fiber rings in 24 of our markets. As of June 30, 2003, we had dedicated fiber rings in operation in 24 markets including Austin, Baltimore, Boston, Chicago, Dallas, Denver, Detroit, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, San Francisco, St. Louis, Seattle, Washington, D.C., and White Plains. We have also acquired long-haul point to point fiber connectivity between several markets in the northeast corridor. Our cost of fiber includes both the amounts we pay to the fiber provider as well as the cost of the electronic equipment that we purchase and install to make the fiber operational. As of June 30, 2003, our total costs have been $191.9 million, and we are committed to spend an additional $164.6 million for this fiber, which will be incurred over the life of these existing fiber supply arrangements ending in 2023. We plan to fund this cost with our available cash and future cash flow. We are analyzing our fiber contracts in light of our bankruptcy and may need to reject certain of such contracts pursuant to Section 365 of the Bankruptcy Code. Alternatively, we may attempt to re-negotiate these contracts with the vendors to obtain more reasonable terms in light of current market conditions.

Contractual Obligations

        The following summarizes some of our future financial commitments at June 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due by Period
Contractual Obligations (1)	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 Years
	(dollars in millions)
Long-term debt(2)
Principal payments	$1,123	$30	$320	$568	$205
Interest payments	452	104	190	158	—
Capital lease obligations, including interest(3)	154	11	23	20	100
Operating leases	174	26	49	41	58
Other material long-term obligations(3)	65	26	33	6	—

Total contractual cash obligations	$1,968	$197	$615	$793	$363

(1)
We are analyzing our contracts and leases to determine those executory contracts and unexpired leases that may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. This table reflects any such executory contracts or unexpired leases that have already been rejected with Bankruptcy Court approval but does not reflect any additional executory contracts or unexpired leases that may be rejected in the future in our Chapter 11 cases.

(2)
As discussed in more detail herein, as a result of the bankruptcy filing on May 14, 2003, there is an event of default under our senior credit agreement and our indentures; as a result of such events of default, the financing arrangements are immediately due and payable. No adjustment that might result from the potential impact of these acceleration events or the bankruptcy is reflected in this table.

(3)
Does not include future obligations that may arise under purchase orders, since delivery of services under those purchase orders has not been made.

Senior Secured Credit Agreement

        In February 2000, we closed on $500.0 million of new senior secured credit facilities, which replaced our prior $225 million revolving credit facility. These new senior secured credit facilities consist of a $350.0 million revolving credit facility and a $150.0 million delayed draw term loan facility. Interest on amounts drawn is generally the 6-month London Interbank Offered Rate plus 4.50% per annum. Our senior credit agreement contains certain representations, warranties and covenants, including many financial covenants.

        During the third quarter of 2001, we drew $200.0 million under the revolving credit facility and $150.0 million under the delayed draw term loan. The interest rate applicable to this draw is 5.72% per annum and will remain fixed until September 18, 2003, then it will be adjusted based on the London Interbank Offered Rate in effect at that time. In June 2002, we requested a draw of the remaining $150 million under the revolving credit facility. The interest rate applicable to this draw is 5.50% per annum and will remain fixed until December 26, 2003, then it will be adjusted based on the London Interbank Offered Rate in effect at that time.

        As of June 30, 2003, we had received $135.3 million of the $150.0 million, with 3 of the 26 banks in the bank syndicate refusing to fund our request. On July 15, 2003, we entered into a settlement agreement with Bayerische Hypo-und Vereinsbank and Bank Austria Creditanstalt Corporate Finance, Inc. (collectively, the "Banks") regarding these funding disputes. On July 29, 2003, the Bankruptcy Court approved this settlement agreement. On July 31, 2003, the Banks delivered the Net

Funding Obligation to us required under this settlement agreement in the amount of $7.4 million. We believe that the one bank that has not funded is in default of the credit agreement and we have previously notified such bank accordingly. We have provided additional information requested by this bank and have tried to work with this bank to resolve this dispute amicably, but we can provide no assurances that we will be able to resolve this dispute. Thus, we may need to pursue our claims against them in court in an effort to obtain the additional $6 million that we believe should have been funded in June 2002 under the terms of our senior credit agreement.

        The obligations under the senior credit agreement are secured by (1) the capital stock of Allegiance Telecom Company Worldwide (which stock is owned by its parent holding company, Allegiance Telecom, Inc.) and (2) substantially all of the assets of Allegiance Telecom Company Worldwide and its subsidiaries, including the capital stock owned by that entity in each of its subsidiaries. The Final Cash Collateral Order also provides the senior lenders with certain replacement liens as described in such Order. Under the Order, the Creditors' Committee has until August 29, 2003 to among other things, challenge the senior lenders' prepetition liens, claims or security interests or the lenders' pre-petition obligations.

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

        The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized. A portion of our revenues is for reciprocal compensation generated by calls placed to Internet service providers who are our customers. In addition, a portion of our revenues is switched access charge revenue for connecting our voice customers to their selected toll or long distance carriers for outbound calls or for delivering inbound toll and long distance traffic to our voice customers. Our ability to earn reciprocal compensation revenues and switched access revenues as well as the rates is the subject of numerous regulatory and legal challenges and various interconnection agreements. Until these issues are ultimately resolved, our policy is to recognize these revenues only when realization is probable.

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

        Some of our customers and interconnection carriers have sought bankruptcy protection, which has resulted in an increase in our allowance for doubtful accounts. For customers who have filed for bankruptcy, our policy is to fully reserve outstanding receivables for services provided in periods prior to their bankruptcy filing. If the financial condition of our customers and /or interconnecting carriers were to deteriorate further or if economic conditions worsened, additional allowances may be required in the future.

        Network Expenses.    We recognize network expenses as the products and services are provided and delivered to us by our vendors. The recognition of network expense and the related liabilities for network expense requires certain estimates and assumptions to be made by management. Our accruals for unbilled leased network facilities, network access charges, and equipment colocation charges are based on line counts, estimated usage, and active colocation sites. Additionally, our accrual includes charges invoiced by network providers which are probable network expenses but have not yet been paid due to disputes with these carriers. Should changes in conditions or facts cause us to revise our estimates, our financial condition and results of operations could be significantly impacted.

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

        The commencement of our bankruptcy proceedings is a potential indicator that the carrying value of certain of our assets may not represent their fair value. We performed an analysis comparing estimated future cash flows to the carrying value of our property and equipment and intangible assets at May 14, 2003. This analysis did not indicate that an impairment exists as of May 14, 2003. Although we believe our estimates and assumptions used in this calculation are reasonable, actual results could vary significantly from these estimates. Should changes in conditions or facts cause us to revise our estimates, we could be required to record impairment charges in future periods, which may have a significant impact on our results of operations.

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

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of this statement did not have a material effect on our financial position or results of operations.

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

        During the three and six months ended June 30, 2003, Swidler Berlin Shereff Friedman, LLP performed legal services for us. Andrew Lipman, a member of our board of directors, is a senior partner at this law firm. We incurred approximately $54,000 and $97,000 in legal fees by this firm in the three and six months ended June 30, 2003, respectively. We intend to continue using this law firm in fiscal 2003 for advice on legal matters.

FORWARD-LOOKING STATEMENTS

        Certain statements in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as "plans," "estimates," "believes," "expects," "may," "will," "should" or "anticipates" or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, and statements regarding the development of our businesses, possible impact of our bankruptcy filing on our business, possible actions by the Bankruptcy Court, the Creditors' Committee, our senior lenders or other creditors, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

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

  •
  our ability to perform under and maintain our Level 3 customer contract;

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

Bankruptcy Related Risk Factors

        Our operations may be disrupted due to the filing of the Chapter 11 proceeding.    On May 14, 2003, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The impact that the Chapter 11 cases may have on our operations cannot be accurately predicted or quantified. Since the announcement of the amendment to our senior credit agreement in November 2002, the challenges of selling our telecommunications services to new and existing customers has increased. In particular, since the announcement of our receipt of a going concern qualification from our independent public accountants in March 2003, customers have in some cases declined to conduct business with our company and certain vendors have either declined to conduct business with us or have asked for deposits, letters of credit and other forms of security prior to providing services to us. In addition, we have had difficulty in obtaining bid and performance bonds which are required by some customers of our customer premise equipment sales and maintenance business. We have also experienced the loss of talented key employees and could experience more losses of key talent in the future attributable to our reorganization efforts. The continuation of the Chapter 11 cases could further adversely affect our operations and our current and potential relationships with our customers, employees, suppliers, and other representatives.

        Any plan of reorganization that we propose may not be acceptable to our creditors and other stakeholders and/or may not be confirmed by the Bankruptcy Court. If our plan is not confirmed and/or an alternative reorganization cannot be agreed upon, it is possible that the company may be sold under Section 363 of Chapter 11 of the Bankruptcy Code.

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

General Business, Financial and Other Risk Factors

        We anticipate having future operating and net losses.    We have incurred operating and net losses every year since we began operations. We have invested significant amounts of capital and other expenditures in developing our business and deploying our networks, systems and services and we will continue to invest capital for the operation of our business. We will continue to have significant operating and net losses in our business until we establish a sufficient revenue-generating customer base to cover our costs. For the quarter ended June 30, 2003, we had net operating losses of $75.0 million and net losses including reorganization items of $92.4 million. Even if we emerge from bankruptcy, we can make no assurances that we will achieve or sustain profitability or generate sufficient operating income to meet our working capital, capital expenditure and debt service requirements.

        Our customer contract with Level 3 Communications represented 14% of our total revenues for the quarter ended June 30, 2003 and the loss of this customer would materially and adversely impact our business. Our largest customer is Level 3 Communications, Inc., who is the assignee of Genuity Solutions Inc.'s interest in the Genuity/Allegiance Integrated Network Solution Purchase Agreement. Revenues from this contract were $27.0 million and $20.0 million for the three months ended June 30, 2003 and 2002, and $56.9 million and $34.4 million for the six months ended June 30, 2003 and 2002, respectively. This represented 14% and 11% of our total revenues for the quarters ended June 30, 2003 and 2002, respectively, and 39% and 29% of our data revenues for the same periods. In addition, approximately 85% of the reciprocal compensation earned by us from other carriers is as a result of the other carriers terminating the Level 3 traffic on our networks. Reciprocal compensation revenues for the three months ended June 30, 2003 and 2002, were $7.2 million and $10.0 million and for the six months ended June 30, 2003 and 2002 were $15.7 million and $17.9 million, respectively. We anticipate that Level 3 will continue to be our largest customer for the foreseeable future. If we fail to meet the performance warranties under this contract or fulfill certain other obligations under this contract, Level 3 may be allowed to offset future payments to us and, if such failure continues for an extended period of time, Level 3 could terminate this contract. The contract contains specific provisions that allow Level 3 to decrease its purchase commitment in certain situations, including but not limited to, if Level 3's customer, AOL, reduces its services with Level 3 under Level 3's contract with AOL. If we were to lose some or all of the revenues under the contract, we do not believe we could implement sufficient cost-cutting measures to offset such decrease in revenues. The resulting reduction in revenue (including reduction in reciprocal compensation revenues) and/or loss of this contract would have a material adverse effect on us. Please see the discussion of this customer contract under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Our facilities-based strategy allows us to control much of our network but we are still dependent on certain essential network elements that we lease from incumbent carriers. On December 20, 2001, the FCC released a Notice of Proposed Rulemaking as part of its comprehensive "triennial review" of the unbundling rules it implemented on November 5, 1999. In this review, the FCC examined the circumstances under which incumbent local exchange carriers will be required to make parts of their networks available to carriers like Allegiance on an unbundled basis under Section 251 of the Telecommunications Act of 1996. In particular, the FCC reviewed whether incumbents should be required to offer on an unbundled basis, among other things, local voice grade loops, unbundled network element platforms, high capacity loops such as those we use for many of our data and integrated voice and data services, subloops, network interface devices, the high-frequency portion of the loop, switching, and interoffice transmission facilities. The FCC announced its decision on February 20, 2003 in the triennial review proceeding. Although the text of the decision has not yet been released, our understanding of the decision is as follows.

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

  •
  The FCC decision also is expected to make it easier for competitive carriers like us to obtain Enhanced Extended Links ("EELs"). These are combinations of loops and transport that connect back to the competitive carrier's switch. Although we do not currently use EELs on an extensive basis, this aspect of the triennial review gives us an opportunity to efficiently expand our facilities-based network to additional areas not directly accessed by our current colocation footprint and to potentially reduce the number of colocations we have, thereby reducing our network costs.

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

        On February 15, 2002, the FCC released a Notice of Proposed Rulemaking requesting comment on the future regulatory treatment of wireline broadband Internet access services. The FCC has tentatively concluded that when an entity provides wireline broadband Internet access over its own transmission facilities, the service should be classified as an information service, rather than a telecommunications service. If the FCC adopts this conclusion, wireline broadband Internet access services provided by local exchange carriers would be subject to substantially less regulation, and this could result in the incumbent carriers not having to provide unbundled loops or unbundled high capacity digital loops over the lines used by us to provide broadband Internet access. We purchase unbundled high capacity digital loops from incumbent carriers to provide our own broadband Internet access service and integrated access service. While we cannot predict the outcome of this proceeding, any curtailment of the incumbent carriers' unbundling obligations for the loop component used by them to provide broadband Internet access services or changes in the cost basis therefore could materially increase our costs and adversely affect our ability to compete effectively with the incumbent carriers' broadband Internet access products. Our current understanding is that the FCC will issue this rulemaking in the near future.

        In early May 2003, the Illinois legislature passed and the governor signed legislation that could significantly increase rates for unbundled local loops that SBC charges to competitors including us in Illinois. We are currently evaluating the impact of the legislation on our business, but we expect that our network expenses for unbundled loops in certain local calling zones of the Chicago metropolitan area may be increased to a level that will make our products and services less competitive with SBC's retail offerings. The legislation grandfathers up to 35,000 existing lines under the old rates for two years but applies to all new installations immediately. In addition, any lines that churn off of service may not be replaced by new lines at the grandfathered rate, but rather will be at the new rates. A lawsuit was filed seeking to overturn the Illinois law in federal district court and seeking a stay of the effectiveness of the law. The district court overturned the law and stayed the effectiveness of the rate increase. SBC has appealed this ruling. If the district court's decision is not ultimately upheld, we may have to significantly reduce or abandon our efforts to add new lines or customers in certain calling areas of Illinois and evaluate the viability of continuing to operate in the Chicago market when the two year grandfathering period has expired. If the district court's decision is ultimately overturned or other states in which we operate were to enact similar legislation, it could have a material adverse impact on our business.

        The FCC is also planning to issue a Notice of Proposed Rulemaking to examine and potentially revise the procedure and rules for calculating the prices that ILECs charge competitors for unbundled network elements (UNEs). The process could result in an increase (possibly material) in the prices that we pay the ILECs for UNEs. A material increase in UNE prices, especially for local loops and local transport, would have a material adverse impact on our business.

        The regulation of access charges involves uncertainties, and the resolution of these uncertainties could adversely affect our business. We earn "access charge" revenue by connecting our voice service customers to their selected toll and long distance carriers for outbound calls or by delivering inbound toll and long distance traffic to our voice service customers. Our interstate access charges were filed largely mirroring those used by the National Exchange Carrier Association ("NECA"), an association of independent local exchange carriers, and our state access charges were generally set at rates comparable to those set by state associations similar to NECA or of individual incumbent carriers operating in other areas within the same state. These charges are generally higher than those charged by the larger carriers operating in the same areas because these large carriers have many more customers and therefore have lower per unit costs. Access charges are intended to compensate the local exchange carrier for the costs incurred in originating and terminating toll and long distance calls on its network and we believe our access charges are appropriately set at levels approximately the same as those of the smaller carriers, but we anticipate that these rates will decline over time. Our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on us. We have entered into a limited number of agreements with other carriers regarding access rates which settled certain access charge disputes. We are in the process of evaluating these agreements to determine whether to reject or assume these agreements in our Chapter 11 bankruptcy cases. There can be no assurance that we will be able to reject those access agreements; if we are able to reject such agreements, we believe the other carriers would need to pay us for access at our higher tariffed rates which could increase our access revenues.

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

        On May 31, 2002, WorldCom Network Services, Inc. filed an informal complaint against us at the FCC claiming that it is entitled to a refund of a portion of the interstate switched access charges paid by WorldCom to us prior to the effective date of the safe harbor benchmark rates that it alleges were unjust and unreasonable. We have since settled this matter, along with other disputes that each party had against the other. The settlement was effective April 15, 2003 and was approved by the Bankruptcy Court in the WorldCom Chapter 11 proceeding on May 28, 2003.

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

        We could lose revenues if calls to Internet service providers are treated as long distance interstate calls. We earn "reciprocal compensation" revenue by terminating on our network, local calls that originate on another carrier's network. We believe that under the Telecommunications Act of 1996, other local exchange carriers should have to compensate us when their customers place calls to our customers who are Internet service providers. Most incumbent local carriers disagree. A majority of our reciprocal compensation revenues are a result from calls to our customers that are Internet service providers, such as Level 3. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably and could have a material adverse effect on us. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is probable. In addition, the per minute compensation rates the FCC established for calls to Internet service providers under new interconnection agreements are significantly lower than the reciprocal compensation rates under our previous agreements. Although no order has yet been issued, it has been reported that on August 7, 2003, the Minnesota Public Utilities Commission established a rate of zero cents for terminating local calls subject to reciprocal compensation. We believe, based on the recommendation of the Commission staff, that this reduction will not take place until we negotiate and execute an amendment to our interconnection agreement with Qwest in Minnesota to reflect this regulatory change. These reductions in compensation will have a material adverse effect on us if we are unable to offset them with other revenues.

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

        We are dependent on effective billing, customer service and information systems and we may have difficulties in developing, maintaining and enhancing these systems. Sophisticated back office information and processing systems are vital to our growth and our ability to control and monitor costs, bill and service customers, initiate, implement and track customer orders and achieve operating efficiencies. We have introduced a new billing platform across our geographic markets and plan to migrate all customers to this new billing platform. Although we are taking steps to manage the implementation of the new billing system and we believe that the new billing system will enhance our ability to accurately and efficiently bill for our services, we cannot assure you that the transition to the new billing system will not have any adverse impact on our business. We believe this new billing system will be more effective and accurate in delivering the quality billing functions that we need. Since our inception, we have also been engaged in developing and integrating our essential information systems consisting of our billing system, our sales order entry system, our customer implementation system, our electronic bonding systems and our switch information systems. In addition, we continue to integrate our acquired businesses. These are challenging projects because all of these systems were developed by different vendors and must be coordinated through custom software and integration processes. Our sales, line count and other core operating and financial data are generated by these systems and the accuracy of this data depends on the quality and progress of the system integration project. Although we have made significant progress in our system integration efforts, we have not completed it and we may experience additional negative adjustments to our financial and operating data as we complete this effort. These adjustments have not had a material adverse effect on our financial or operating data to date but until we complete the entire project we cannot assure you that any such adjustments arising out of our systems integration efforts will not have a material adverse effect in the future. If we are unable to develop, acquire and integrate our operations and financial systems, our customers could experience delays in connection of service, billing issues and/or lower levels of client service. We also cannot assure you that any of our systems will be successfully implemented on a timely basis or at all or will perform as expected because among other things,:

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

        On February 14, 2003, Broadwing Communications Services, Inc., a supplier of long distance services to us, alleged that we were in material default of our Master Service Agreement with Broadwing. Broadwing is demanding $6.6 million in disputed charges and is threatening to terminate service to our customers. Broadwing has also demanded an additional security deposit from us. In response, we sought and received a temporary restraining order. An agreed preliminary injunction was signed on April 17, 2003, preventing Broadwing from terminating our service and referring the dispute to arbitration. We have not included this dispute in network costs as of June 30, 2003, as we believe it is not probable that we will be required to pay this disputed amount.

        Our financial results could be adversely affected by churn and the financial difficulties of our customers. We expect retail as well as retail and wholesale line churn to continue to average approximately 2% to 3% per month, which means that approximately 2% to 3% of our total number of retail/retail and wholesale lines in service would discontinue our service each month. However, our ability to retain our customers and control our churn rate (including line churn) is dependent on a number of factors, including (a) our ability to provide quality service, customer care and accurate and timely billing, (b) our ability to offer competitive pricing and overcome so called "win-back" programs offered by our competitors, (c) our ability to timely meet the needs and demands of our customers, (d) our ability to properly incentivize our sales force to build strong customer relationships, (e) the economic viability of our customers (see the discussion in the following paragraph), (f) the strength and recovery of the United States economy, (g) our ability to limit service disruptions as we optimize our network and (h) an ability to overcome our customers' concerns regarding our bankruptcy. We can make no assurances that our churn rates (including line churn) will not increase. If our churn rates (including line churn) increase or are higher than expected, this could have a material adverse effect on our business and prospects.

        We provide services to small and medium-sized businesses as well as network service providers. Many of these businesses have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse effect on our financial results if we are unable to collect revenues from these customers or if such customers reject the customer's contract with us in its bankruptcy. In addition, among other things, we believe companies in financial difficulty are less likely to expand their operations and related demand for communications services and to migrate from dial-up Internet connections to more advanced dedicated connections such as those that we offer.

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

        The regional Bell operating companies have been fined numerous times by both federal and state authorities for their failure to comply with applicable telecommunications laws and regulations. We do not believe these fines have had any meaningful impact on the anticompetitive practices of many of these companies and in fact believe that these practices are increasing in most of our markets. We attempt to enforce our rights against these incumbent monopolies but often times the remedies are inadequate to change their anticompetitive practices and in any event provide us with little or no recovery of the damages we have suffered as a result of these practices. Moreover, efforts by us to enforce our rights against these companies may further diminish the level of cooperation we receive from them. If we cannot obtain the cooperation of a regional Bell operating company in a region, whether or not it has been authorized to offer long distance service or a regional Bell operating company otherwise fails to meet our requirements, for example, because of (1) labor shortages, (2) work stoppages or (3) disruption caused by mergers or other organizational changes or terrorist attacks, our ability to offer local services in such region on a timely and cost-effective basis will be materially adversely affected. Specifically, Verizon and the unions, Communications Workers of America and the International Brotherhood of Electrical Workers, have been working with a Federal mediator since July 29, 2003, attempting to renegotiate the applicable union contracts. Although the union contracts expired at midnight August 2, 2003, Verizon employees in 13 states and the District of Columbia have reported to work as normal. We purchase services from Verizon to enable us to provide services to our existing and new customers and any strike by these unions could have a material adverse affect on our business.

        We have experienced difficulties also with receiving payment from the incumbent local exchange carriers on reciprocal compensation, access charges, and other services provided by us to them. These balances in some instances may be significant and material. We have generally been able to reach mutually acceptable settlements of these amounts in the past, but there can be no assurance that we will be able to do so in the future. If we do not receive payments from the incumbent local exchange carriers with respect to these services provided by us to them and/or if we are unable to reach settlement agreements for the incumbent local exchange companies to pay amounts owed to us, it could have a material adverse effect on us. In addition, some of our interconnection agreements allow the incumbent local exchange carriers to increase the security amount held by them. In addition, some utilities may seek additional assurances in the form of deposits or other security in accordance with our bankruptcy filings and the bankruptcy rules. If we are forced to increase any security provided to these carriers, this would reduce the amount of cash available for expenses of our business which could have a material adverse effect on our business.

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

        The Internet services market is highly competitive and there are limited barriers to entry. We expect that competition will continue to intensify. Our competitors in this market include Internet service providers, incumbent local carriers, other telecommunications companies, online service providers, cable companies, and Internet software providers.

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

        In addition, federal and state regulators regulate our ability to discontinue services and/or change prices to our customers. We can give no assurance that we will be able to discontinue unprofitable services to our customers in a timely fashion. Nor can we provide any assurance that we can raise prices or change our rate plans for such unprofitable services in a timely fashion. Accordingly, we may be forced to continue to charge reduced prices for unprofitable services for the foreseeable future.

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

        We continue to monitor our network from a performance and cost perspective and as a result, our network optimization routines may have an adverse effect on our customers. Our engineering and operations organizations continually monitor and analyze the utilization of our network. As a result, they may develop projects to modify or eliminate network circuits or colocation facilities that are underutilized or unprofitable. This ongoing process may result in limited network outages for a subset of our customers, adversely affecting our relationship with them and may increase our customer disputes and/or customer churn.

        Our common stock is an extremely risky investment for a variety of reasons, including those listed in the "Bankruptcy Related Risk Factors" above. The Company's common stock is currently traded on the Over the Counter Bulletin Board under the symbol "ALGXQ.OB". The NASDAQ National Market delisted the common stock on May 27, 2003. We believe there is now decreased liquidity of our common stock. Extreme caution should be exercised with respect to investments in any of such securities.

        Our past acquisitions may be difficult to integrate, disrupt our business, dilute our stockholders and divert management attention. We have acquired a number of companies as part of our business plan, especially companies that provide Internet and web hosting services. Acquisitions involve risks and present issues, including, among others:

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

        We can make no assurances that we will be able to successfully integrate acquired businesses or operations that we have acquired. In addition, we may not achieve the anticipated benefits from our acquisitions. If we fail to achieve the anticipated benefits from such acquisitions, we may incur increased expenses and experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment.

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

        Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2003, based on the estimated average 2002 earned rate on investments, is $3.4 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $2.4 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

	Quarter Ending
	March 2003	June 2003	September 2003	December 2003	Total
	(dollars in millions)
Estimated average investments	$274.0	$266.4	$227.4	$175.4
Estimated average interest earned at the average rate of 1.44% for the year ended December 31, 2002	1.0	1.0	0.8	0.6	$3.4
Estimated impact of interest rate drop	0.7	0.7	0.6	0.4	2.4

        Our outstanding long-term debt consists both of long-term, fixed rate notes, not subject to interest rate fluctuations, and our senior secured credit facilities. Borrowings under our senior secured credit facilities incur interest at a variable rate, based on leverage ratios, and is currently the London Interbank Offered Rate plus 4.50%. Our blended borrowing rate, taking new borrowings into account, is now 5.66% per annum and this interest rate will remain fixed until September 18, 2003. Therefore, we will not be exposed to market risk related to rate fluctuations until the end of the third quarter of 2003.

        Beginning in September 2003, we will be exposed to market risk related to market changes in the London Interbank Offered Rate and other market indexes. Based on our current level of debt, the impact of a 100-basis-point increase in our average interest rate would cause an increase in interest expense during 2003 of $1.0 million.

ITEM 4. Controls and Procedures

        Our principal executive officer and our principal financial officer, after management's evaluation, with the participation of such officers, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that, based on such evaluation, that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        The company's management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the date of the controls evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        On May 14, 2003, Allegiance Telecom, Inc. and all of its direct and indirect wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The reorganization is being jointly administered under the caption "In re Allegiance Telecom, Inc. et al. Case No. 03-13057 (RDD)." We are authorized under Chapter 11 to continue to operate as an ongoing business as "debtors in possession", but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the date of the bankruptcy filing, most pending litigation is stayed. The rights and claims of various creditors and security holders will be determined by a plan of reorganization and under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and certain pre-petition liabilities (e.g., our senior secured debt) need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by us may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc. As a result, a plan of reorganization could result in holders of our common stock and bonds receiving little or no value as part of the plan of reorganization. A plan of reorganization must be confirmed by the Bankruptcy Court. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, our creditors or our stockholders or when we may emerge from Chapter 11. Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

ITEM 2. Changes in Securities and Use of Proceeds

        Not applicable.

ITEM 3. Defaults Upon Senior Securities

        On April 30, 2003, we publicly announced that we were in default under the terms of our senior credit agreement. We were in default under the senior credit agreement because we failed to, among other things (1) comply with the total leverage covenant, which prohibited us from having more than $645 million in debt as of April 30, 2003, (2) comply with the free cash flow covenant, which required us to have no more than negative $19 million of free cash flow in the first quarter of 2003, (3) comply with the leverage, interest coverage and debt service ratios, (4) deliver an unqualified audit opinion for the period ended December 31, 2002 and (5) enter into a permanent amendment to our senior credit agreement. On April 29, 2003, we received a forbearance from our lenders until May 15, 2003. On May 1, 2003, we filed a Form 8-K describing and attaching this press release and forbearance agreement. As a result of our bankruptcy filing, there is an event of default under our senior credit agreement as well as our two indentures.

ITEM 4. Submission of Matters to a Vote of Security Holders

        We did not submit any matter to a vote of our stockholders during the quarter ended June 30, 2003.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed with this report and made a part hereof.

Exhibit Number	Description
11.1	Statement regarding computation of per share loss for the three months ended June 30, 2003
11.2	Statement regarding computation of per share loss for the six months ended June 30, 2003
11.3	Statement regarding computation of per share loss for the three months ended June 30, 2002
11.4	Statement regarding computation of per share loss for the six months ended June 30, 2002
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

ALLEGIANCE TELECOM, INC.
By:	/s/ ROYCE J. HOLLAND Royce J. Holland, Chairman of the Board and Chief Executive Officer
By:	/s/ THOMAS M. LORD Thomas M. Lord, Executive Vice President of Corporate Development and Chief Financial Officer

Dated: August 19, 2003

INDEX TO EXHIBITS

Exhibit Number	Description
11.1	Statement regarding computation of per share loss for the three months ended June 30, 2003
11.2	Statement regarding computation of per share loss for the six months ended June 30, 2003
11.3	Statement regarding computation of per share loss for the three months ended June 30, 2002
11.4	Statement regarding computation of per share loss for the six months ended June 30, 2002
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES FORM 10-Q INDEX
PART I. FINANCIAL INFORMATION ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES (Debtors and Debtors-in-Possession) CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share and per share data)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES (Debtors and Debtors-in-Possession) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share and per share data) (Unaudited)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES (Debtors and Debtors-in-Possession) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share and per share data) (Unaudited)
ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES (Debtors and Debtors-in-Possession) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three and Six Months Ended June 30, 2003 and 2002 (Dollars in thousands, except share and per share data) (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
SIGNATURES
INDEX TO EXHIBITS