Form 10-Q/A
period 2003-06-30
ALLEGIANCE TELECOM INC
filed 2003-08-27
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

        Allegiance Telecom, Inc. is amending its Form 10-Q for the quarterly period ended June 30, 2003 (the "Form 10-Q"), to correct certain amounts in Part I, Item 1 [Financial Statements] of its Form 10-Q filed with the Securities and Exchange Commission on August 19, 2003. Specifically, this Amendment No. 1 corrects the following classification and typographical errors in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003:

	Amount as previously reported in the Company's Form 10-Q filed August 19, 2003	Corrected amount, as reported in this Amendment No. 1 to the Company's Form 10-Q
Increase (decrease) in accrued liabilities and other current liabilities	(65,259)	(60,658	)(1)
Net cash used in operating activities before reorganization items	(149,067)	(144,466	)(2)
Net cash (used in) provided by operating activities	1,206,471	1,211,072	(2)
Reclassification of debt subject to compromise	(1,194,891)	(1,199,494	)(1)
Net cash (used in) provided by financing activities	(7,793)	(1,207,287	)(3)

(1)
The difference was misclassified and should have been classified under "Reclassification of debt subject to compromise."

(2)
Subtotal changes as a result of footnote (1).

(3)
Subtotal change as a result of footnote (1) and correction of a typographical error in subtotal.

        This Amendment No. 1 amends only the items of the Form 10-Q specified and does not otherwise update the disclosures in the Form 10-Q as originally filed and does not reflect events occurring after the original filing of the Form 10-Q.

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

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(212,482)	$(339,405)
Adjustments to reconcile net loss to cash (used in) provided by operating activities—
Depreciation and amortization	131,925	139,519
Provision for uncollectible accounts receivable	22,565	32,387
Gain on sale of investment	(3,277)	—
Accretion of investments	(1)	(221)
Accretion of Series B and 12 7/8% notes	6,659	23,589
Amortization of deferred debt issuance costs	1,338	1,641
Amortization of deferred compensation	1,609	532
Goodwill impairment charge	2,105	110,823
Changes in assets and liabilities, net of effects of acquisitions —
Increase in accounts receivable	(78)	(35,237)
Decrease (increase) in prepaid expenses and other current assets	(6,627)	8,097
Decrease (increase) in other assets	2,636	(8,282)
Increase (decrease) in accounts payable	(30,180)	7,823
Increase (decrease) in accrued liabilities and other current liabilities	(60,658)	515

Net cash used in operating activities before reorganization items	(144,466)	(58,219)
Reorganization items:
Increase in liabilities subject to compromise	1,355,538	—

Net cash (used in) provided by operating activities	1,211,072	(58,219)
Cash flows from investing activities:
Purchases of property and equipment	(14,022)	(82,251)
Capitalized interest	(275)	(4,552)
Purchases of subsidiaries, net of cash acquired	—	(28,479)
Purchases of investments	(8,321)	(57,634)
Proceeds from sale of investments	34,233	44,267

Net cash (used in) provided by investing activities	11,615	(128,649)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	32	2,285
Proceeds from borrowings under senior secured credit facilities	—	129,300
Payments on senior secured credit facilities	(5,000)	—
Payments on capital lease obligations	(2,825)	(3,598)
Reclassification of debt subject to compromise	(1,199,494)	—
Other	—	(1)

Net cash (used in) provided by financing activities	(1,207,287)	127,986

Increase (decrease) in cash and cash equivalents	15,400	(58,882)
Cash and cash equivalents, beginning of period	253,311	374,084

Cash and cash equivalents, end of period	$268,711	$315,202

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,280	$28,412
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease obligations	1,059	28,262
Fair value of assets acquired in business acquisitions	—	58,825
Liabilities assumed in business acquisitions	—	28,825
Common stock issued for business acquisitions (242,968 shares at June 30, 2002)	—	1,303

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

13.   Reorganization Items:

        Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations. The following reorganization items were incurred during the three and six months ended June 30, 2003:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)
Professional fees	$3,047	$3,584
Other restructuring (gains)/losses	(460)	(460)

Total reorganization items	$2,587	$3,124

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are filed or furnished, as applicable, with this report and made a part hereof.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGIANCE TELECOM, INC.
	By:	/s/ ROYCE J. HOLLAND Royce J. Holland, Chairman of the Board and Chief Executive Officer
	By:	/s/ THOMAS M. LORD Thomas M. Lord, Executive Vice President of Corporate Development and Chief Financial Officer
Dated: August 27, 2003

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

EXPLANATORY NOTE
PART I. FINANCIAL INFORMATION ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share and per share data)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share and per share data)(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands, except share and per share data)(Unaudited)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three and Six Months Ended June 30, 2003 and 2002 (Dollars in thousands, except share and per share data)(Unaudited)
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS