Form 10-K/A
period 2002-12-31
ALLEGIANCE TELECOM INC
filed 2003-09-02
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        Allegiance Telecom, Inc. is amending its Form 10-K to correct certain portions of Item 8 [Consolidated Financial Statements and Supplementary Data] and Item 15 [Exhibits, Financial Statement Schedules and Reports on Form 8-K] of its Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. Specifically, this amendment corrects (1) the number of shares of common stock authorized as set forth in the Allegiance Telecom, Inc. and Subsidiaries Consolidated Balance Sheets as of December 31, 2002 and 2001 and (b) Footnotes 2, 3, 4, 9 and 13 in the Allegiance Telecom, Inc. and Subsidiaries Notes to Consolidated Financial Statements. Allegiance Telecom, Inc. is not restating its consolidated financial statements under this amendment. This amendment amends only the items of the Form 10-K specified and does not otherwise update the disclosures in the Form 10-K as originally filed and does not reflect events occurring after the original filing of the Form 10-K.

1

PART II

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                      KPMG LLP

Dallas, Texas
March 3, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Allegiance Telecom, Inc.'s 2001 consolidated financial statements previously filed on Form 10-K. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

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

ARTHUR ANDERSEN LLP

Dallas, Texas
February 19, 2002

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

(in thousands, except share and per share data)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253,311	$374,084
Short-term investments	30,955	25,232
Accounts receivable (net of allowance for doubtful accounts of $14,485 and $29,621, respectively)	153,196	141,684
Prepaid expenses and other current assets	18,916	25,406

Total current assets	456,378	566,406
PROPERTY AND EQUIPMENT:
Property and equipment	1,516,175	1,366,710
Accumulated depreciation	(592,069)	(350,460)

Property and equipment, net	924,106	1,016,250
DEFERRED DEBT ISSUANCE COSTS (net of accumulated amortization of $15,031 and $11,870, respectively)	15,879	19,039
LONG-TERM INVESTMENTS, RESTRICTED	881	954
GOODWILL (net of accumulated amortization of $83,252 as of December 31, 2001)	—	107,468
OTHER ASSETS, net	43,974	64,726

Total assets	$1,441,218	$1,774,843

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,282	$50,386
Accrued liabilities and other current liabilities	124,444	85,968
Current portion of long-term debt	561,532	3,120

Total current liabilities	745,258	139,474
LONG-TERM DEBT	639,691	1,013,184
OTHER LONG-TERM LIABILITIES	12,545	14,109
COMMITMENTS AND CONTINGENCIES (see Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2002 and 2001	—	—
Common stock, $.01 par value, 750,000,000 shares authorized, 125,157,605 and 115,542,354 shares issued and 124,830,110 and 115,214,859 shares outstanding at December 31, 2002 and 2001, respectively	1,251	1,155
Additional paid-in capital	1,808,690	1,801,366
Common stock in treasury, at cost, 327,495 shares at December 31, 2002 and 2001	(45)	(45)
Common stock warrants	1,857	1,877
Deferred compensation	(5,149)	(6,067)
Accumulated deficit	(1,762,880)	(1,190,210)

Total stockholders' equity	43,724	608,076

Total liabilities and stockholders' equity	$1,441,218	$1,774,843

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

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2002, 2001 and 2000

(in thousands, except share and per share data)

	Preferred Stock		Common Stock			Treasury Stock				Deferred Management Ownership Allocation Charge
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount	Common Stock Warrants	Deferred Compensation		Accumulated Deficit	Total
Balance, December 31, 1999	—	$—	97,459,677	$975	$940,120	(37,968)	$(5)	$3,719	$(13,573)	$(6,790)	$(480,830)	$443,616
Issue of stock under the Employee Stock Purchase Plan (see Note 13)	—	—	109,727	1	4,408	—	—	—	—	—	—	4,409
Acquisition of treasury stock	—	—	—	—	—	(289,527)	(40)	—	—	—	—	(40)
Exercise of employee stock options	—	—	700,820	7	4,763	—	—	—	—	—	—	4,770
Stock split	—	—	(577)	—	(52)	—	—	—	—	—	—	(52)
Conversion of common stock warrants	—	—	205,331	2	1,841	—	—	(1,842)	—	—	—	1
Secondary offering of common stock	—	—	10,703,109	107	719,568	—	—	—	—	—	—	719,675
Common stock issued for business acquisitions	—	—	1,214,027	12	44,159	—	—	—	—	—	—	44,171
Common stock options issued for business acquisitions	—	—	—	—	3,852	—	—	—	(957)	—	—	2,895
Deferred compensation	—	—	—	—	11,993	—	—	—	(12,128)	135	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	10,127	6,480	—	16,607
Net loss	—	—	—	—	—	—	—	—	—	—	(277,567)	(277,567)

Balance, December 31, 2000	—	$—	110,392,114	$1,104	$1,730,652	(327,495)	$(45)	$1,877	$(16,531)	$(175)	$(758,397)	$958,485
Issue of stock under the Employee Stock Purchase Plan (see Note 13)	—	—	672,337	6	4,910	—	—	—	—	—	—	4,916
Exercise of employee stock options	—	—	376,151	4	2,197	—	—	—	—	—	—	2,201
Common stock issued for business acquisitions	—	—	4,101,752	41	69,698	—	—	—	—	—	—	69,739
Deferred compensation	—	—	—	—	(6,213)	—	—	—	6,213	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	4,251	175	—	4,426
Other	—	—	—	—	122	—	—	—	—	—	—	122
Net loss	—	—	—	—	—	—	—	—	—	—	(431,813)	(431,813)

Balance, December 31, 2001	—	$—	115,542,354	$1,155	$1,801,366	(327,495)	$(45)	$1,877	$(6,067)	$—	$(1,190,210)	$608,076
Issue of stock under the Employee Stock Purchase Plan (see Note 13)	—	—	2,474,042	25	3,862	—	—	—	—	—	—	3,887
Issue of restricted stock (see Note 13)	—	—	6,495,120	65	(65)	—	—	—	—	—	—	—
Exercise of employee stock options	—	—	85,175	1	22	—	—	—	—	—	—	23
Conversion of common stock warrants	—	—	2,188	—	20	—	—	(20)	—	—	—	—
Common stock issued for business acquisitions	—	—	558,726	5	1,673	—	—	—	—	—	—	1,678
Deferred compensation	—	—	—	—	1,808	—	—	—	(1,808)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	2,726	—	—	2,726
Other	—	—	—	—	4	—	—	—	—	—	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	(572,670)	(572,670)

Balance, December 31, 2002	—	$—	125,157,605	$1,251	$1,808,690	(327,495)	$(45)	$1,857	$(5,149)	$—	$(1,762,880)	$43,724

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000

(in thousands, except share and per share data)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(572,670)	$(431,813)	$(277,567)
Adjustments to reconcile net loss to cash used in operating activities —
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

        Property and equipment at December 31, 2002 and 2001, consisted of the following:

	2002	2001	Useful Lives (in years)
Network equipment	$1,148,583	$869,011	2-20
Land	9,365	9,164	—
Leasehold improvements	145,713	134,618	7-10
Software	125,229	114,553	3
Office equipment and other	46,991	36,824	2-5
Furniture and fixtures	21,334	17,715	7

Property and equipment, in service	1,497,215	1,181,885
Less: Accumulated depreciation	(592,069)	(350,460)

Property and equipment, in service, net	905,146	831,425
Construction-in-progress	18,960	184,825

Property and equipment, net	$924,106	$1,016,250

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

	2002	2001	2000
Dividend yield	—%	—%	—%
Expected volatility	123.0%	115.7%	109.9%
Expected life	3.0	3.7	4.4
Risk-free interest rate	3.32%	4.27%	5.83%

	2002	2001	2000
Reported net loss	$(572,670)	$(431,813)	$(277,567)
Add: stock-based employee compensation expense included in reported net income	2,726	4,126	10,127
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(61,880)	(212,384)	(129,939)

Pro forma net loss	$(631,824)	$(640,071)	$(397,379)

Net loss per share, basic and diluted—as reported	$(4.88)	$(3.82)	$(2.58)
Net loss per share, basic and diluted—pro forma	$(5.38)	$(5.66)	$(3.69)

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

        The following presents the unaudited pro forma results of the Company for the years ended December 31, 2002 and 2001, as if the acquisition of the Shared Technologies businesses had been consummated at the beginning of each of the periods presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

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

        At December 31, 2002 and 2001, 125,157,605 and 115,542,354 shares were issued and 124,830,110 and 115,214,859 were outstanding, respectively. Of the authorized but unissued common stock, 25,758,718 shares were reserved for issuance upon exercise of stock options issued under the Company's stock option, stock incentive and stock purchase plans (see Note 13) and 205,851 shares were reserved for issuance, sale and delivery upon the exercise of warrants (see Note 7) at December 31, 2002.

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

        Under the 1998 stock incentive plan, the Company may grant stock options to certain employees, directors, advisors and consultants of the Company. The 1998 stock incentive plan provides for issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee of the Board of Directors deems consistent with the purposes of the 1998 stock incentive plan. The Company has 24,857,402 shares of common stock reserved for issuance under the 1998 stock incentive plan at December 31, 2002.

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

        The following table sets forth the exercise prices and weighted average remaining contractual life at December 31, 2002 under the 1998 stock incentive plan:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.55 - 0.78	1,843,061	5.5	$0.65	638,171	$0.63
$0.90 - 1.17	3,097,848	5.4	$1.15	0
$1.94 - 2.31	288,286	5.2	$2.08	0
$3.01 - 3.01	3,283,683	4.6	$3.01	1,852,333	$3.01
$4.94 - 6.72	591,820	4.2	$5.90	234,685	$5.79
$7.79 - 11.10	670,642	3.7	$9.90	391,496	$9.70
$11.79 - 17.67	3,066,671	3.4	$14.29	2,354,487	$14.36
$19.13 - 21.25	337,119	3.9	$19.70	205,555	$19.69
$33.25 - 49.00	1,226,391	2.9	$38.54	987,895	$37.88
$54.44 - 71.06	1,201,939	3.0	$65.70	978,488	$65.46

	15,607,460			7,643,110

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

15.   Quarterly Financial Data (Unaudited):

        The following table summarizes results for each of the four quarters in the years ended December 31, 2002 and 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2002:
Revenues	$162,095	$184,437	$219,539	$204,911	$770,982
Gross profit	80,017	89,114	101,242	96,165	366,538
Net loss	(112,590)	(226,815)	(113,110)	(120,155)	(572,670)
Net loss per share, basic and diluted	(0.97)	(1.94)	(0.97)	(1.00)	(4.88)
Year ended December 31, 2001:
Revenues	$105,874	$124,059	$135,137	$151,818	$516,888
Gross profit	54,646	63,258	69,423	77,827	265,154
Net loss	(96,340)	(103,338)	(106,537)	(125,598)	(431,813)
Net loss per share, basic and diluted	(0.87)	(0.92)	(0.94)	(1.09)	(3.82)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements (located on pages F-1 through F-27 of this report).
	—	Independent Auditors' Report.
	—	Report of Independent Public Accountants.
	—	Consolidated Balance Sheets as of December 31, 2002 and 2001.
	—	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.
	—	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.
	—	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.
	—	Notes to Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules:
	—	Report of Independent Public Accountants on Financial Statement Schedule is located on page S-1 of this report.
	—	Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000 is located on page S-2 of this report.
(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page E-1 of this report.
(b)	Reports on Form 8-K
—
Allegiance Telecom, Inc. filed a Form 8-K on November 27, 2002, which reported under Item 5 an amendment to its Credit and Guaranty Agreement and the issuance of a press release relating to that amendment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 2, 2003.

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
+10.13	Fifth Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.12 to Allegiance Telecom, Inc.'s Form S-8 filed with the SEC on July 8, 2002).
+10.14	Sixth Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan.
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
10.19
Secured Promissory Note of G. Clay Myers dated December 6, 1999 and Amended and Restated Pledge Agreement between G. Clay Myers and Allegiance Telecom, Inc. dated June 7, 2001 (incorporated herein by reference to Exhibit 10.15 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2001).
10.20
Full Recourse Promissory Note of Anthony J. Parella dated November 1, 2001 and Pledge Agreement between Anthony J. Parella and Allegiance Telecom Company Worldwide dated November 1, 2001 (incorporated herein by reference to Exhibit 10.16 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2001).
+10.21	Form of Restricted Stock Agreement dated June 7, 2002, between Allegiance Telecom, Inc. and each of Royce Holland, Dan Yost, Tom Lord, Tony Parella, Mark Tresnowski and other senior officers.
+10.22
Form of Amendment No. 1 to Allegiance Telecom, Inc. Restricted Stock Agreement dated November 5, 2002, between Allegiance Telecom, Inc. and each of Royce Holland, Dan Yost, Tom Lord, Tony Parella, Mark Tresnowski and other senior officers.
+10.23
Form of Amendment No. 2 to Allegiance Telecom, Inc. Restricted Stock Agreement dated February 24, 2003, between Allegiance Telecom, Inc. and each of Royce Holland, Dan Yost, Tom Lord, Tony Parella, Mark Tresnowski and other senior officers.
+10.24	Form of Restricted Stock Agreement dated June 7, 2002, between Allegiance Telecom, Inc. and each of Tony Parella, Mark Tresnowski and other officers.
+10.25	Form of Restricted Stock Agreement dated June 7, 2002, between Allegiance Telecom, Inc. and each of Reed Hundt and Andrew Lipman.
+10.26
Form of Amendment No. 1 to Allegiance Telecom, Inc. Restricted Stock Agreement dated September 12, 2002, between Allegiance Telecom, Inc. and each of Reed Hundt, Andrew Lipman, Tony Parella, Mark Tresnowski and other officers.
+10.27
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
10.32
Integrated Network Solution Purchase Agreement, between Allegiance Telecom Company Worldwide and Genuity Solutions Inc., dated July 24, 2000, as amended by Amendment One to Integrated Network Solution Purchase Agreement dated September 29, 2000, Amendment Two to Integrated Network Solution Purchase Agreement dated December 29, 2000 and Amendment Three to Integrated Network Solution Purchase Agreement dated December 31, 2001 (incorporated herein by reference to Exhibit 10.21 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2001).
10.33
Amendment Four to Integrated Network Solution Purchase Agreement dated August 21, 2002 (incorporated herein by reference to Exhibit 10.1 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended September 30, 2002).
11.1	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2002.
11.2	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2001.
11.3	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2000.
21.1	Subsidiaries of Allegiance Telecom, Inc.
*23.1	Consent of KPMG LLP.
24.1	Power of Attorney (included in the signature page to this report).
*31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed in this Form 10-K/A. All other exhibits that are not incorporated herein by reference were previously filed with the Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

+
Management contract or compensatory plan or arrangement.

QuickLinks

PART II
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS