Form 10-Q
period 2003-09-30
ALLEGIANCE TELECOM INC
filed 2003-11-20
CIK 1058703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003.

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

(214) 261-7100

(Registrant’s telephone number, including area code)

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

As of November 19, 2003, the registrant has 124,742,246 shares of common stock, par value $0.01 per share outstanding.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

(Debtors and Debtors-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$284,062	$253,311
Short-term investments	501	30,955
Restricted short-term investments	1,822	—
Accounts receivable, net	117,730	153,196
Prepaid expenses and other current assets	25,139	18,916
Total current assets	429,254	456,378
Property and equipment, net	745,822	924,106
Deferred debt issuance costs, net	14,194	15,879
Long-term investments, restricted	6,905	881
Other assets, net	29,608	43,974
Total assets	$1,225,783	$1,441,218

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities not subject to compromise:
Accounts payable	$37,895	$59,282
Accrued liabilities and other current liabilities	81,324	124,444
Current portion of long-term debt	—	561,532
Total current liabilities not subject to compromise	119,219	745,258
Liabilities subject to compromise (see Note 2)	1,336,142	—
Long-term liabilities not subject to compromise:
Long-term debt	—	639,691
Other long-term liabilities	6	12,545
Total long-term liabilities not subject to compromise	6	652,236
Commitments and contingencies (see Note 11)
Stockholders’ equity (deficit):
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 750,000,000 shares authorized, 125,264,444 and 125,157,605 shares issued and 124,742,246 and 124,830,110 shares outstanding at September 30, 2003 and December 31, 2002, respectively	1,252	1,251
Additional paid-in capital	1,808,382	1,808,690
Common stock in treasury, at cost, 522,198 and 327,495 shares at September 30, 2003 and December 31, 2002, respectively	(45)	(45)
Common stock warrants	1,857	1,857
Deferred compensation	(2,569)	(5,149)
Accumulated deficit	(2,038,461)	(1,762,880)
Total stockholders’ equity (deficit)	(229,584)	43,724
Total liabilities and stockholders’ equity (deficit)	$1,225,783	$1,441,218

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

(Debtors and Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$188,186	$219,539	$589,414	$566,071
Operating expenses:
Network	96,753	118,297	313,195	295,698
Selling, general and administrative	86,047	114,247	301,184	326,280
Depreciation and amortization	65,504	72,139	197,429	211,658
Non-cash deferred compensation	631	1,510	2,240	2,042
Goodwill impairment charge	—	—	2,105	110,823
Total operating expenses	248,935	306,193	816,153	946,501
Loss from operations	(60,749)	(86,654)	(226,739)	(380,430)
Other income (expense):
Interest income	834	1,564	2,666	5,375
Interest expense	(8,988)	(28,020)	(58,642)	(77,460)
Other income (expense) (see Note 12)	2,610	—	5,887	—
Total other income (expense)	(5,544)	(26,456)	(50,089)	(72,085)
Loss from operations before reorganization items	(66,293)	(113,110)	(276,828)	(452,515)
Reorganization items (see Note 13)	3,193	—	1,247	—
Net loss	$(63,100)	$(113,110)	$(275,581)	$(452,515)
Net loss per share, basic and diluted	$(0.52)	$(0.97)	$(2.28)	$(3.89)
Weighted average number of shares outstanding, basic and diluted	120,802,701	117,197,411	120,684,247	116,436,186

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

(Debtors and Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(275,581)	$(452,515)
Adjustments to reconcile net loss to cash provided by (used in) operating activities—
Reorganization expense, net	(1,247)	—
Depreciation and amortization	197,429	211,658
Provision for uncollectible accounts receivable	27,731	48,535
Gain on sale of investment	(3,277)	—
Accretion of investments	(1)	(219)
Accretion of Series B and 12 7/8% notes	6,659	35,902
Amortization of deferred debt issuance costs	1,685	2,395
Amortization of deferred compensation	2,240	2,042
Goodwill impairment charge	2,105	110,823
Changes in assets and liabilities —
Decrease (increase) in accounts receivable	8,261	(64,725)
Decrease (increase) in prepaid expenses and other current assets	(8,836)	10,863
Decrease (increase) in other assets	5,804	(4,940)
Decrease in accounts payable	(25,654)	(17,177)
Increase (decrease) in accrued liabilities and other current liabilities	(60,573)	40,079
Net cash used in operating activities before reorganizations items	(123,255)	(77,279)
Reorganization items:
Reorganization expense, net	1,247	—
Net restructuring gain	(10,795)	—
Reclassification of debt subject to compromise	(1,199,261)
Increase in post-petition restructuring accruals	4,930	—
Increase in liabilities subject to compromise	1,349,750	—
Net cash provided by (used in) operating activities	22,616	(77,279)
Cash flows from investing activities:
Purchases of property and equipment	(15,880)	(110,427)
Capitalized interest	(275)	(5,810)
Purchases of subsidiaries, net of cash acquired	—	(28,479)
Purchases of investments	(8,321)	(57,634)
Proceeds from sale of investments	34,233	77,148
Net cash provided by (used in) investing activities	9,757	(125,202)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	32	3,147
Proceeds from borrowings under senior secured credit facilities	7,414	135,300
Payments on senior secured credit facilities	(5,000)	—
Payments on capital lease obligations	(4,068)	(5,037)
Other	—	(1)
Net cash provided by (used in) financing activities	(1,622)	133,409
Increase (decrease) in cash and cash equivalents	30,751	(69,072)
Cash and cash equivalents, beginning of period	253,311	374,084
Cash and cash equivalents, end of period	$284,062	$305,012
Supplemental disclosure of cash flow information:
Cash paid for interest	$26,895	$37,801
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease obligations	1,488	31,907
Fair value of assets acquired in business acquisitions	—	58,825
Liabilities assumed in business acquisitions	—	28,825
Common stock issued for business acquisitions (242,968 shares at September 30, 2002)	—	1,303

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

(Debtors and Debtors-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2003 and 2002

(Dollars in thousands, except share and per share data)

(Unaudited)

1.  General:

Allegiance Telecom, Inc. is a facilities-based national local exchange carrier that provides integrated telecommunications services to business, government and other institutional users in major metropolitan areas across the United States of America and it is focused primarily on small to medium-sized businesses. Allegiance Telecom, Inc. was incorporated on April 22, 1997, as a Delaware corporation, and it and its subsidiaries are generally referred to herein as the “Company.”

The Company provides service in major metropolitan areas in the United States of America as follows: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to current period presentation.

2.  Reorganization and Going Concern:

Voluntary Bankruptcy Filing.  On May 14, 2003 (the “Commencement Date”), Allegiance Telecom, Inc. and all of its direct and indirect wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations. The Company is currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Company’s estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be addressed under a plan of reorganization. The Bankruptcy Court has established November 26, 2003 as the bar date for filing proofs of claims. The aggregate amount of pre-petition claims is not known at this time since the bar date for claims has not yet passed nor have all contract rejection claims been filed.

Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain pre-petition executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract generally resulting in any breach damages being treated as pre-petition liabilities. Counterparties to these rejected contracts or unexpired leases may file proofs of claim against the Company’s estate for damages, if any, relating to such rejections. The Company cannot presently determine with certainty the ultimate aggregate liability which will result from the filing of claims relating to such contracts and unexpired leases that have been or may be rejected.

The United States Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and certain pre-petition liabilities (e.g., senior secured debt) are given priority over unsecured pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by the Company may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc. As a result, a plan of reorganization could result in holders of the Company’s Series B 11 3/4% notes due 2008 and 12 7/8% senior notes due 2008 receiving little or no value as part of the plan of reorganization. Based on the Company’s current discussions with certain creditors regarding a plan of reorganization, the common stock of Allegiance Telecom, Inc. will probably receive no value as part of the reorganization.

In order to exit Chapter 11 successfully, the Company will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Company initially had the exclusive right to file a plan of reorganization for 120 days from the Commencement Date, which expired September 11, 2003. Under a Bridge Order and various Stipulation and Orders, the initial exclusivity period has been extended to December 16, 2003.  There can be no assurance that the Bankruptcy Court will extend the exclusivity period beyond that date or that the Company will file a plan of reorganization by that date. If the Company fails to file a plan of reorganization during this period (or any extended period approved by the Bankruptcy Court) or if such plan is not accepted by the required number of creditors within the applicable time period, any party in interest may subsequently file its own plan of reorganization. The Company has been in discussions with various third parties who may be interested in purchasing some or all of the Company through the bankruptcy process, either through a 363 sale (a sale pursuant to Section 363 of Chapter 11 of the Bankruptcy Code) or in connection with a plan of reorganization. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on the Company’s business, creditors or stockholders, when the Company may emerge from Chapter 11 or what the disposition will be of any claims against the Company. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

Accounting Impact.  These condensed consolidated financial statements have been prepared in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.

The following table sets forth the liabilities of the Company subject to compromise as of September 30, 2003:

September 30, 2003

Accounts payable and other claims	$135,593
Senior secured credit facilities, variable interest rate	472,714
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	440,489
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	202,354
Capital lease obligations	84,992
Total liabilities subject to compromise	$1,336,142

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

Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount, which generally results in the write-off of any deferred financing amounts associated with the debt. Only certain claims relating to pre-petition debt have been allowed by the Bankruptcy Court as of September 30, 2003. As a result, a majority  of pre-petition debt subject to compromise is recorded at its pre-petition value.

Deferred debt issuance costs include costs incurred by the Company in raising debt proceeds. These costs were being amortized to interest expense over the life of the related debt pre-petition. In accordance with SOP 90-7, the Company stopped recording interest expense on the Company’s Series B 11  3/4% notes due 2008 and 12  7/8% senior notes due 2008 as of the Commencement Date. Accordingly, the deferred debt issuance costs related to this debt is no longer being amortized. Under the Final Cash Collateral Order, discussed below, the Company is required to continue incurring and paying interest under its senior secured credit agreement. Accordingly, the deferred debt issuance costs related to the senior secured credit facilities continue to be amortized to interest expense over the life of the debt.

Certain pre-petition debt that is classified as subject to compromise, specifically the senior secured credit facilities, continues to accrue interest. Interest on the remaining pre-petition debt that is subject to compromise ceased to accrue when the bankruptcy was filed. On June 26, 2003, the Company received final Bankruptcy Court approval for the use of its cash collateral under an Amended Final Order Authorizing Use of Cash Collateral by Consent (the “Final Cash Collateral Order”). The Final Cash Collateral Order among other things: (1) restricts the Company’s use of cash, (2) requires the Company to prepare and follow a budget and maintain a minimum weekly cash balance, and (3) requires the Company to provide certain financial, operational and other information to its senior lenders and the Creditors’ Committee. Under this Final Cash Collateral Order, the Company is required to continue incurring and paying interest under its senior secured credit agreement.

The unaudited condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, and do not purport to reflect or to provide all of the possible consequences of the ongoing Chapter 11 reorganization cases. Specifically, the unaudited condensed consolidated financial statements do not present the amount which will ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization. The Company has not filed a plan of reorganization as of this date, but currently intends to file one in the near term. The plan, when filed will be subject to the acceptance by the required creditors and approval by the Bankruptcy Court.

In accordance with the guidance provided by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company considered the bankruptcy filing on May 14, 2003 a triggering event which required that the Company’s long-lived assets be evaluated for impairment. Based on management’s best estimate of the future cash flows of the Company, it has been determined that the undiscounted cash flows generated from the Company’s assets are sufficient to recover their current carrying value. These cash flows are based on numerous assumptions, including, among other things, the Company continuing to operate as a going concern and the achievement of certain operating results and cost reductions. Management does not believe there have been any triggering events requiring an evaluation of the Company’s long-lived assets for impairment during the three months ended September 30, 2003.

Under accounting guidelines commonly referred to as “fresh start,” the fair value of all assets of the Company will be estimated as it emerges from bankruptcy in conformity with accounting principles generally accepted in the United States of America, specifically by Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 141 “Business Combinations.” Under fresh start accounting, an enterprise value will be determined based on a plan of reorganization for the Company and will be used to determine the fair value of all the Company’s assets and liabilities at that time. The assumptions in the plan of reorganization may vary from the assumptions used by the Company as of June 30, 2003 to evaluate impairment of long-lived assets; therefore, the fair values assigned to the assets upon emergence may be different than the carrying values recorded as of September 30, 2003. As a result, an adjustment to the fair value of long-lived assets may be required.

Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the unaudited condensed consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company’s future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

As a result of the items discussed above, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization and the ability to obtain positive results of operations. The unaudited condensed consolidated financial statements do not include any adjustments to the recorded amounts or reflect any amounts that may be ultimately paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes, which may be made in connection with the Company’s operations resulting from a plan of reorganization.

3.  Stock-Based Compensation:

At September 30, 2003, the Company had three stock-based compensation plans, the 1997 Nonqualified Stock Option Plan, the 1998 Stock Incentive Plan and the Employee Stock Discount Purchase Plan. The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and the related interpretations in accounting for the Company’s plans. Fixed stock option and restricted stock awards with pro-rata vesting are recognized as expense using the straight-line method over the vesting period. Effective on the Commencement Date, vesting for the Company’s restricted stock ceased as a result of the Company’s bankruptcy proceedings, although amortization of deferred compensation related to restricted stock continued and is included in the reported expense below (see Note 2).

Had compensation cost for the Company’s plans been determined based on the fair value of the stock options as of the grant dates for awards under the plans consistent with the method prescribed by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss applicable to common stock and net loss per share would have increased to the pro forma amounts indicated below. The Company utilized the following assumptions in calculating the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	September 30, 2003	September 30, 2002

Dividend yield	—%	—%
Expected volatility	123.0%	123.0%
Expected life	3.0	3.0
Risk-free interest rate	2.05%	2.32%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Reported net loss	$(63,100)	$(113,110)	$(275,581)	$(452,515)
Add: stock-based employee compensation expense included in reported net income	631	1,510	2,240	2,042
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(4,571)	(15,878)	(30,927)	(72,014)
Pro forma net loss	$(67,040)	$(127,478)	$(304,268)	$(522,487)

Net loss per share, basic and diluted — as reported	$(0.52)	$(0.97)	$(2.28)	$(3.89)
Net loss per share, basic and diluted — pro forma	$(0.55)	$(1.09)	$(2.52)	$(4.49)

4.  Business Acquisitions:

On June 17, 2002, the Company purchased substantially all of the assets and assumed substantially all of the liabilities of WorldCom’s customer premise equipment sales and equipment maintenance businesses, known in the industry as “Shared Technologies Fairchild” or “Shared Technologies.” The acquisition was accounted for using the purchase method, and accordingly, the net assets and results of operations of Shared Technologies have been included in the Company’s consolidated financial statements since the date of acquisition.

Revenues of Shared Technologies included in the Company’s condensed consolidated financial statements for the three months ended September 30, 2003 and 2002 were $27,770 and $40,269, respectively. Total revenues included for the nine months ended September 30, 2003 and 2002 were $91,130 and $45,741, respectively. Total network expenses related to the Shared Technologies businesses for the three months ended September 30, 2003 and 2002 were $16,763 and $23,655, and for the nine months ended September 30, 2003 and 2002 were $53,909 and $27,908, respectively.

The following presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2002, as if the acquisition of the Shared Technologies businesses had been consummated at the beginning of the period presented. The pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or the results which may occur in the future.

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
	(Unaudited)	(Unaudited)

Revenue	$219,539	$644,170
Net loss	(113,110)	(451,119)
Net loss per share, basic and diluted	(0.97)	(3.87)

The purchase price of the Shared Technologies businesses was allocated to the assets acquired and liabilities assumed, based on their respective estimated fair values at acquisition. The Company’s purchase price allocation was finalized during the quarter ended June 30, 2003. In connection with these final adjustments related to pre-acquisition assets and liabilities, the Company recorded additional goodwill of $2,105. At June 30, 2003, the Company’s market capitalization continued to remain at a level below its book value, indicating that an impairment of enterprise goodwill existed as of June 30, 2003. Accordingly, the Company recorded a charge of $2,105, reflecting the amount of the impairment as of June 30, 2003 to eliminate the enterprise goodwill intangible.

5.  Property and Equipment:

Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the three months ended September 30, 2003 and 2002, $0 and $1,258, respectively, of interest expense was capitalized related to network construction-in-progress. During the nine months ended September 30, 2003 and 2002, $275 and $5,810, respectively, of interest expense was capitalized. Repair and maintenance costs are expensed as incurred.

Property and equipment at September 30, 2003 and December 31, 2002, consisted of the following:

	September 30, 2003	December 31, 2002	Useful Lives (in years)

Network equipment	$1,168,598	$1,148,583	2-20
Land	9,365	9,365	—
Leasehold improvements	141,889	145,713	7-10
Software	127,527	125,229	3
Office equipment and other	49,193	46,991	2-5
Furniture and fixtures	18,941	21,334	7
Property and equipment, in service	1,515,513	1,497,215
Less: Accumulated depreciation	(777,143)	(592,069)
Property and equipment, in service, net	738,370	905,146
Construction-in-progress	7,452	18,960
Property and equipment, net	$745,822	$924,106

6.  Other Assets:

Other assets at September 30, 2003 and December 31, 2002, consisted of the following:

	September 30, 2003	December 31, 2002

Acquired customer lists	$62,800	$62,800
Long-term deposits	17,262	17,030
Equipment pending deployment	6,724	8,688
Other	1,503	5,645
Total other assets	88,289	94,163
Less: Accumulated amortization	(58,681)	(50,189)
Other assets, net	$29,608	$43,974

The acquired intangibles are being amortized over their estimated useful life of three years using the straight-line method. Amortization expense related to intangible assets totaled $8,492 and $26,844 during the nine months ended September 30, 2003 and 2002, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of  September 30, 2003 is as follows:

Remainder of 2003	$1,808
2004	2,311
Total	$4,119

Long-term deposits include a $8,707 prepayment to AT&T for long-distance services. The Company has filed a motion to reject its Master Carrier Agreement with AT&T under which this deposit was made. If approved, AT&T may have a rejection damage claim that may be equal to some or all of this prepayment and the Bankruptcy Court may allow AT&T to offset some or all of its rejection damages against this prepayment.  The parties are currently engaged in negotiations.

Equipment pending deployment consists of equipment purchased and being staged for deployment in the Company’s network. This equipment will be classified as property and equipment when it is deployed.

7.  Accrued Liabilities and Other Current Liabilities:

Accrued liabilities and other current liabilities at September 30, 2003 and December 31, 2002, consisted of the following:

	September 30, 2003	December 31, 2002

Accrued employee compensation and benefits	$20,115	$11,824
Accrued network expenses	11,571	52,643
Business acquisition costs	—	10,502
Accrued taxes	14,247	10,051
Accrued interest expense	754	4,154
Deferred revenue	29,287	29,009
Other	5,350	6,261
Accrued liabilities and other current liabilities	$81,324	$124,444

Included in business acquisition costs at December 31, 2002 is $6,684 of reserves primarily for termination of acquired redundant network elements and closure of acquired duplicate facilities. At September 30, 2003, all business acquisitions costs are included in liabilities subject to compromise in accordance with SOP 90-7 (see Note 2).

8.  Long-Term Debt:

As a result of the Company’s bankruptcy proceedings, all contractual debt payments are suspended and subject to revised payment terms during the bankruptcy process on a specific case basis. As discussed in Note 2, the only debt payments being made as of September 30, 2003 relate to interest on the senior secured credit facilities and monthly payments under capital leases. Additionally, as a result of the bankruptcy filing, there is an event of default under the senior secured credit facilities and both series of notes, which, by their terms, would ordinarily accelerate all amounts due upon the event of default.

The senior secured credit facilities, notes and capital lease obligations are now classified as liabilities subject to compromise (see Note 2) and are not reflected in the table below. No changes to the carrying amount of these debts have been made in the accompanying condensed consolidated balance sheet as a result of the filing.

Long-term debt at September 30, 2003 and December 31, 2002, consisted of the following:

	September 30, 2003	December 31, 2002

Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	$—	$433,974
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	—	202,210
Senior secured credit facilities, variable interest rate	—	470,300
Capital lease obligations (see Note 9)	—	94,739
Total debt	—	1,201,223
Less: current portion of long-term debt	—	561,532
Long-term debt	$—	$639,691

Senior Secured Credit Facilities.  In February 2000, the Company closed on $500,000 of senior secured credit facilities (the “Credit Facilities”). The Credit Facilities consist of a $350,000 seven-year revolving credit facility and a $150,000 two-year delayed draw term loan facility. Interest is generally the London Interbank Offered Rate (“LIBOR”) plus 4.50%. As of September 30, 2003, there were $326,925 and $145,789 of borrowings outstanding under the seven-year revolving credit facility and the two-year delayed draw term loan facility, respectively. The blended borrowing rate on outstanding borrowings at September 30, 2003, is 5.63% and will remain fixed until December 24, 2003.

The Credit Facilities are secured by (1) the capital stock of Allegiance Telecom Company Worldwide (which stock is owned by its parent holding company, Allegiance Telecom, Inc.) and (2) substantially all of the assets of Allegiance Telecom Company Worldwide and its subsidiaries, including the capital stock owned by that entity in each of its subsidiaries. The Final Cash Collateral Order also provides the senior lenders with certain replacement liens as described in such Order. Under this Order and various Stipulation and Consent Orders the Creditors’ Committee has until December 1, 2003 to among other things, challenge the senior lenders’ prepetition liens, claims or security interests or the lenders’ pre-petition obligations.

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

In June 2002, the Company requested a draw of the remaining $150,000 under the Credit Facilities, however, the Company initially received only $135,300 of the $150,000, with 3 of the 26 banks in the bank syndicate refusing to fund the request.  On July 15, 2003, the Company entered into a settlement agreement with Bayerische Hypo-und Vereinsbank and Bank Austria Creditanstalt Corporate Finance, Inc. (collectively, the “Banks”) regarding funding disputes.  On July 29, 2003, the Bankruptcy Court approved the settlement agreement and on July 31, 2003, the Banks delivered the Net Funding Obligation to the Company, required under the settlement agreement in the amount of $7,414.  On October 24, 2003, the Company entered into a settlement agreement with Dresdner Bank AG regarding these funding disputes.  On October 27, 2003, the Company filed a motion with the Bankruptcy Court for approval of the settlement agreement.  The motion is scheduled to be heard by the Court on November 19, 2003.  Per the settlement agreement, the Net Funding Obligation of $5,113 will be delivered to the Company by Dresdner Bank AG within two business days following Bankruptcy Court approval.

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

The Company has entered into various operating lease agreements, with expirations through 2011, for network facilities, office space and equipment. Total rent expense on operating leases for the three months ended September 30, 2003 and 2002, was $6,726 and $9,843, and for the nine months ended September 30, 2003 and 2002 was $23,245 and $26,421, respectively.

Future minimum lease obligations for all non-cancelable capital and operating lease agreements with initial or remaining terms of one year or more at September 30, 2003, are as follows:

Years ending December 31,	Capital Leases	Operating Leases

2003	$3,791	$5,733
2004	11,634	22,573
2005	11,623	21,916
2006	11,641	19,981
2007	9,295	17,909
Thereafter	106,604	24,465
Total minimum future lease payments	$154,588	$112,577

Amount representing interest	(69,596)
Present value of minimum lease payments (included in liabilities subject to compromise)	84,992
Current portion (included in liabilities subject to compromise)	(4,719)
Long-term capital lease obligations (included in liabilities subject to compromise)	$80,273

Certain operating and capital lease agreements contain renewal and purchase options at the end of the initial lease terms. The Company is analyzing its contracts and leases to determine those executory contracts and unexpired leases relating to capital and operating leases that may be burdensome to the Company and should be rejected pursuant to Section 365 of the Bankruptcy Code.

10.  Capitalization:

During the nine months ended September 30, 2003, 56,839 shares of common stock were issued under the Company’s Employee Stock Discount Purchase Plan for proceeds of $32. There are no more shares available for issuance under this Employee Stock Discount Purchase Plan.

11.  Commitments and Contingencies:

In October 2002, the Company executed a Master Carrier Agreement with AT&T Corp. Under this agreement, the Company committed to purchase from AT&T Corp. a minimum of $10,000 of services per year through February 2007.   The Company has filed a motion with the Bankruptcy Court to reject the AT&T Master Carrier Agreement.  The parties are currently engaged in negotiations.

In March 2002, the Company executed a Communications Transport Services Agreement with Southern California Edison Company. Under this agreement, the Company committed to purchase from Southern California Edison Company an average of $260 of services each month through March 2005.  The Company has not yet assumed or rejected this agreement pursuant to the Bankruptcy Code.

In April 2003, the Company executed an Agreement for Additional Services, Security, and Settlement of Certain Matters with WorldCom, Inc. (on behalf of itself and all of its affiliates and subsidiaries). Under this agreement, the Company committed to purchase from WorldCom an aggregate of $14,000 of services from February 28, 2003 to April 30, 2004 and an aggregate of at least $12,000 of services from May 1, 2004 to April 30, 2005. Furthermore, under this agreement, the Company agreed to (a) extend the term of its Domestic and Metro Private Line Special Carrier Service Agreement (“MSA”) between WorldCom and the Company dated September 29, 2000, as amended, until April 30, 2005 and (b) increase the volume commitment under the MSA from $700 per month to $900 per month through April 30, 2005. The Company has not yet assumed or rejected this agreement pursuant to the Bankruptcy Code.

In October 2002, the Company executed an agreement for financial advisory and investment banking services with Greenhill & Co., LLC (“Greenhill”).  On September 18, 2003, the Bankruptcy Court approved this agreement.  Under the agreement, the Company has agreed to pay Greenhill a transaction fee in the amount of $6,500, contingent upon the consummation of a plan of reorganization or the sale of substantially all of the Company’s assets.

In June 2003, the Company executed an agreement for advisory services with Impala Partners, LLC (“Impala”).  In August 2003, the Company executed an amendment to the original agreement.  Under this amendment, the Company agreed to pay Impala a success fee in the amount of $2,500 payable upon the effective date following confirmation of a plan of reorganization or the sale of the Company.

12.  Other Income and Expense:

At December 31, 2002, the Company held an investment in commercial paper, which was included in cash and cash equivalents. The original purchase price of the commercial paper was $9,025. During 2001, the investment was written down to its market value due to a decline in its value, which was deemed to be other than temporary. An impairment of $3,069 was recorded to interest income during 2001. During June 2003, the Company sold its investment in the commercial paper in the open market for proceeds of $9,233, which resulted in the Company realizing a gain of $3,277. The proceeds of the sale were re-invested in the Company’s money market investment accounts, which are classified as cash and cash equivalents.

On April 15, 2003, the Company entered into a settlement agreement with WorldCom to settle various disputes that each party had against the other.  The settlement was approved by the Bankruptcy Court in the WorldCom Chapter 11 proceeding on May 28, 2003.  Under the settlement agreement, all pre-acquisition amounts payable to WorldCom that were related to the acquisition of Shared Technologies were forgiven.  During the quarter ended September 30, 2003, the Company determined that it was appropriate to recognize certain benefits related to specific terms of the settlement agreement and relieved those pre-petition liabilities covered by the settlement, resulting in a gain of $2,610.

13.  Reorganization Items:

Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations. The following reorganization items were incurred during the three and nine months ended September 30, 2003:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)

Professional fees	$7,142	$9,548
Other restructuring (gains)/losses	(10,335)	(10,795)
Total reorganization items	$(3,193)	$(1,247)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to our financial condition and results of operations and should be read in conjunction with the accompanying condensed consolidated financial statements and notes to those financial statements contained in this report, as well as the section captioned “Risk Factors” in this report. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K, as amended for the year ended December 31, 2002. Allegiance Telecom, Inc. is generally referred to in the remainder of this report as “we,” “our company” or “Allegiance.”

OVERVIEW

We are a facilities-based national local exchange carrier that provides telecommunications services to business, government and other institutional users in major metropolitan areas across the United States and we are focused primarily on small to medium-sized businesses. We currently offer an integrated suite of telecommunications products and services including local, long distance, Internet, data colocation, web hosting and customer premise equipment sales and maintenance services. Our principal competitors are the incumbent local exchange carriers (also known in the industry as the “ILECs”), as well as long distance carriers, customer premises sales and maintenance businesses, and other integrated communications providers.

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

We use multiple technologies in our network and a mixture of leased and owned facilities at the edge of our communications network in order to effectively and efficiently serve our customer base where it is physically located. Our focus is on providing facilities-based services, and we generally provide services via resale on a limited basis. We utilize resale and what is known as the unbundled network element platform (“UNE-P”) to deliver services in a small number of sales where our facilities-based services would not be practicable or cost effective and as an interim measure until the resold services can be converted to facilities-based services. UNE-P is a method where a carrier can lease all elements of a service from an incumbent local carrier, including switching. As of September 30, 2003, approximately 95% of our retail lines in service were provided over our own network facilities. The services that we provide via our own network generate higher margins than services provided by other carriers that are resold by us. Consistent with our facilities-based approach, we install voice and data aggregation and switching equipment in our own premises. We also install voice and data aggregation equipment in the central offices or “hubs” of the existing local incumbent carrier’s networks, also known as colocation. This voice and data aggregation equipment connects directly to customers through the “local loop,” which consists of the existing copper wire and fiber running from the local incumbent carrier’s central offices to each customer location. The local loop is owned by the incumbent carriers but can be leased by competitive carriers under the terms of the Telecommunications Act of 1996. As of September 30, 2003, we had transmissions equipment colocated in 851 central offices. Our local presence in incumbent local exchange carrier central offices along with our leasing of the local loops provides us with a flexible platform for delivering traditional voice and data access services to end-user customers. We connect our colocations to our main switching center in each market by either leasing additional network elements from the incumbent carriers and other providers on a short-term basis or by using dedicated fiber on a long-term basis. We have increasingly focused on dedicated fiber because of the growth of our customer base and traffic volume as well as its reliability.

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

BANKRUPTCY PROCEEDINGS

On May 14, 2003 (the “Commencement Date”), Allegiance Telecom, Inc. and its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization is being jointly administered under the caption “In re Allegiance Telecom, Inc. et al. Case No. 03-13057 (RDD)” (the “Chapter 11 cases”). We are currently operating our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. We plan to continue operating our business in the ordinary course. Consistent with the provisions of the Bankruptcy Code, we plan to pay our vendors for all goods and services provided or delivered after the Commencement Date.

In order to reorganize and emerge from Chapter 11 successfully, we will need to propose, and obtain confirmation by the Bankruptcy Court, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, we initially had the exclusive right to file a plan of reorganization for 120 days, which expired September 11, 2003. Under a Bridge Order and various Stipulation and Orders, the initial exclusivity period has been extended until December 16, 2003.  There can be no assurances that the Bankruptcy Court will extend the exclusivity period beyond that date.  If we fail to file a plan of reorganization during this period (or any extended period approved by the Bankruptcy Court) or if such plan is not accepted by the required number of creditors within the applicable time period, any party in interest may subsequently file its own plan of reorganization. We have been engaged in discussions with various third parties who may be interested in purchasing some or all of our company through the bankruptcy process, either through a 363 sale (a sale pursuant to Section 363 of Chapter 11 of the Bankruptcy Code) or in connection with a plan of reorganization.  A plan of reorganization would address, among other things, the terms of any such sale, the treatment of our pre-petition obligations, the revised capital structure of the newly reorganized entity and provide for our corporate governance subsequent to exit from bankruptcy. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to payment, if any, under the plan of reorganization. The Bankruptcy Court has established November 26, 2003 as the bar date for filing proofs of claims. The aggregate amount of pre-petition claims is not known at this time since the bar date for claims has not yet passed nor have all contract rejection claims been filed.

Under Section 365 of the Bankruptcy Code, we may assume or reject certain executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract, generally resulting in any breach damages being treated as pre-petition liabilities. Subject to certain exceptions, this rejection relieves us of performing our future obligations under that unexpired lease or contract but entitles the counterparty to a pre-petition general unsecured claim, if any, for damages against our estate caused by the rejection. Counterparties to these rejected contracts or unexpired leases may file proofs of claim against our estate for such damages, if any. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure most existing defaults, including payment of any pre-petition amounts outstanding under such executory contract or unexpired lease. Due to the uncertain nature of many of the potential rejection and abandonment related claims and to the uncertain amount needed for cure payments, we are unable to project the magnitude of these claims and cure amounts with any degree of certainty at this time.

The United States Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters relating to our Chapter 11 cases that come before the Bankruptcy Court. There can be no assurance that the Creditors’ Committee will support our positions or our ultimate plan of reorganization, once proposed, and disagreements between the Creditors’ Committee and Allegiance could protract the Chapter 11 cases and could negatively impact Allegiance’s ability to operate during the Chapter 11 cases.

The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court; under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and certain pre-petition liabilities (e.g., our senior secured debt) need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by us may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc.  As a result, a plan of reorganization could result in holders of our bonds and other securities receiving little or no value as part of the plan of reorganization.  Based on current discussions with our creditors regarding a plan of reorganization, Allegiance Telecom, Inc. common stock will probably receive no value as part of the reorganization. In light of the foregoing, we consider our bonds and common stock to be highly speculative and we caution the holders of such securities that such securities may ultimately be determined to have no value.  Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any of such securities and claims.

At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, our creditors or our stockholders or when we may emerge from Chapter 11. Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization. No assurance can be given that we will be successful in reorganizing our affairs within the Chapter 11 proceedings.

For copies of court filings made in our Chapter 11 cases, please go to the Bankruptcy Court’s website, at www.nysb.uscourts.gov. Please note that a PACER password is required to access documents on the Bankruptcy Court’s website.

RECENT DEVELOPMENTS

On November 13, 2003, Oscar Private Equity Investments filed a class action securities lawsuit in the District Court of the Northern District of Texas entitled Oscar Private Equity Investments v. Allegiance Telecom, Inc., et al., (Index No. 2-03CV-2761H) (the “Complaint”).  The action is brought against Royce J. Holland and Thomas M. Lord as officers of the Company.  The Complaint specifically states that the Company is not named a defendant although it is styled as an action against the Company.  The Complaint alleges that, the defendant officers breached their fiduciary duty to the plaintiff class, violated Section 10(b) of the Securities and Exchange Act of 1934, and violated Rule 10b-5 of the Securities and Exchange Commission (“SEC”) promulgated thereunder.  The action seeks compensatory damages of an unspecified amount, rescission, and the award of costs and disbursements of bringing suit.  The Company’s insurance carriers have been notified of the lawsuit.  Although it is too early for the Company to reach a conclusion as to the ultimate outcome of this action, management believes that there are substantial defenses to the claims asserted in this action, and the defendant officers intend to defend against the action vigorously.

RESULTS OF OPERATIONS—Three and Nine Months Ended September 30, 2003 Compared With Three and Nine Months Ended September 30, 2002

Revenues

During the third quarter of 2003 and 2002, we generated revenues of approximately $188.2 million and $219.5 million, respectively. For the nine months ended September 30, 2003 and 2002, we generated revenues of approximately $589.4 million and $566.1 million, respectively. Revenues have decreased $31.3 million or 14% compared to the three months ended September 30, 2002. Most of this decrease was a result of a decrease of $11.9 million in intercarrier compensation and a decrease of $12.5 million in customer equipment sales and maintenance revenues. Our revenue is lower than our projected revenue and has been negatively impacted by, among other things:

•                                          the commencement of our Chapter 11 cases

•                                          churn

•                                          the going concern qualification contained in our 2002 year-end independent accountant’s report

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

•                                          decreases and turnover in our sales force

On a year-to-date basis, revenues have increased 4% compared to the nine months ended September 30, 2002. This increase in revenues is attributable to our acquisition of the customer premise equipment sales and equipment maintenance businesses, also known as Shared Technologies Fairchild, in June 2002, which contributed $91.1 million to 2003 revenues for the nine months ended September 30, 2003, and $45.7 million to 2002 revenues for the nine months ended September 30, 2002, respectively.

Our focus has shifted from high revenue growth to profitability and we do not anticipate the level of revenue growth that we have experienced in the past. Future revenue growth will depend on our ability to add new customers, retain existing customers and manage churn, increase customer usage and sell additional services to our existing customers. We believe that managing our churn is one of our biggest challenges. The amount of churn directly impacts our revenues. See the discussion of line churn under the caption “Liquidity and Capital Resources” below.

Local voice service revenues for the three months ended September 30, 2003 and 2002 were $80.9 million and $96.6 million, and for the nine months ended September 30, 2003 and 2002, were $253.7 million and $282.7 million, respectively. The decrease in local voice service revenues during 2003 is primarily a result of lower rates for carrier access and interconnection revenues as mandated by our negotiated agreements with carriers, the FCC and certain states. Local voice service revenues as a percent of total revenues has decreased from approximately 44% for the quarter ended September 30, 2002 to approximately 43% for the quarter ended September 30, 2003. Local voice service revenues consisted of:

•                                          the monthly recurring charge for basic local voice service;

•                                          usage-based charges to end-users for local and toll calls in certain markets;

•                                          charges for additional services and features such as call waiting and call forwarding;

•                                          certain non-recurring charges, such as set-up and installation charges; and

•                                          carrier access and interconnection revenues from switched access charges to long distance carriers and reciprocal compensation charges to other local carriers.

We expect local voice service revenues to continue to decrease from period to period as a percent of total revenues, as a result of our increasing focus on integrated voice, data and customer premise equipment sales and services, the resolution of certain regulatory disputes and uncertainties and lower rates for carrier access and interconnection revenues as mandated by our negotiated agreements with carriers, the FCC and certain states. We are currently examining certain of these negotiated access agreements to determine which of those executory contracts may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. There can be no assurance that we will be able to reject these access agreements; if we are able to reject such agreements, we believe these other carriers would need to pay us for access at our higher tariffed rates which could increase our access revenues from these carriers. See the discussion under “Risk Factors,” which contains a detailed discussion of the risks and uncertainties associated with our local voice revenues.

Long distance service revenues for the three months ended September 30, 2003 and 2002 were $9.8 million and $12.7 million, and for the nine months ended September 30, 2003 and 2002 were $32.4 million and $35.5 million, respectively. Long distance service revenues as a percent of total revenues has decreased from approximately 6% for the quarter ended September 30, 2002 to approximately 5% for the quarter ended September 30, 2003. We have negotiated a new long distance agreement with a new long-distance provider that should reduce our costs to provide long distance services to our customers and allow us to be more competitive in the pricing of our long distance services. We have also filed a motion to reject our existing Master Carrier Agreement with AT&T.  If approved our variable cost per minute for long distance services will decrease.  We are currently in negotiations with AT&T.  We are currently in the process of balancing our long distance traffic between our new carrier and our existing carrier, and we expect to realize cost savings as this process is completed.

Data revenues, including revenues generated from Internet access, web hosting and high-speed data services, for the three months ended September 30, 2003 and 2002 were $69.7 million and $70.0 million, and for the nine months ended September 30, 2003 and 2002 were $212.2 million and $202.2 million, respectively. Data revenues as a percent of total revenues has increased from approximately 32% for the quarter ended September 30, 2002 to approximately 37% for the quarter ended September 30, 2003. We also believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of cost-effective data offerings.

The rate of growth in our data revenues has been affected by negative trends. We believe that the demand for high-end web hosting services has decreased in response to a general economic slowdown. Moreover, an over capacity of data center space has decreased prices for these high-end services. High-end services include dedicated hosting services where we provide the customer with a dedicated computer server in our data centers and colocation services where we provide data center space and services for a customer who locates its own computer server on our premises. We believe that the general economic slowdown has caused a deterioration in our shared hosting business as well. We are currently exploring the potential sale of our shared web hosting business and any sale of this business would decrease our shared web hosting data revenues.

Similarly, the demand for services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand. The resulting financial hardship has lessened the number of these types of network service providers. During 2000, we signed a long-term contract to provide an integrated network solution and certain services to Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. Our contract was established specifically to support Genuity’s customer contracts, including that with America Online, and expires on December 31, 2006. Under this contract, Genuity committed to pay us an aggregate of $563.0 million over the term of the contract, subject to our performance under and the other terms and conditions of the contract. Genuity assigned our Integrated Network Solution Purchase Agreement to a subsidiary of Level 3 Communications, Inc. on February 4, 2003. We anticipate that Level 3 will continue to be our largest customer for the foreseeable future. For the three months ended September 30, 2003 and 2002, revenues from this contract were $27.3 million and $26.2 million, and for the nine months ended September 30, 2003 and 2002, revenues from this contract were $84.2 million and $60.5 million, respectively. The revenues from this contract accounted for 14% and 12% of our total revenues for the quarters ended September 30, 2003 and 2002, respectively, and 39% and 37% of our data revenues for the same periods. In addition, approximately 85% of the reciprocal compensation earned by us from other carriers is as a result of the other carriers terminating Level 3 traffic on our networks. Reciprocal compensation revenues for the three months ended September 30, 2003 and 2002 were $4.0 million and $7.1 million and for the nine months ended September 30, 2003 and 2002 were $19.8 million and $25.0 million, respectively.

The contract contains specific provisions that allow Level 3 to (a) decrease its purchase commitment in certain situations, including but not limited to, if Level 3’s customer, AOL, reduces its services with Level 3 under Level 3’s service relationship with AOL or (b) to decrease the purchase commitment or terminate the contract if Level 3 receives a bona fide competitive offer for a certain amount of services from a third party for services similar in type to the services provided by Company under the contract and the Company does not agree to reduce its prices to match the competitive offer.  In the event, Level 3 is required to use commercially reasonable efforts to move some of its existing business to Allegiance to minimize the effect of any downturn of business on Allegiance. In addition, Level 3 is obligated to allocate any such discontinuance of business proportionately across all of Level 3’s suppliers serving the area in which AOL requests a discontinuance of service. Level 3 is obligated when practicable to give us ninety days written notice of any discontinuance of service as a result of a downturn in business from AOL. Finally, Level 3 may not exercise its right to reduce its service as a result of a downturn in business from AOL under the contract until after October 1, 2003. Level 3 has informally told us that it expects to suffer a downturn in business from AOL, but Level 3 has not provided us with any formal notice under the contract of the amount of downturn we will experience.

Level 3 has indicated to the Company that in its contract with AOL, Level 3 has agreed to a scheduled reduction in services beginning in the third quarter of 2004 through the fourth quarter of 2004.  Level 3 has also told the Company that as a result of such scheduled downturn, Level 3 expects to pass through a downturn of at least 39% of the managed modem ports provided by the Company to Level 3 starting in the third quarter of 2004 through the fourth quarter of 2004 in addition to any downturn related to a reduction in demand for services from AOL. The Company plans to oppose any pass through of the scheduled downturn in services from AOL. In the event that Level 3 is successful in passing through the scheduled downturn to the Company, the Company is unable at this time to determine with any certainty the revenue impact, if any, of such a pass through.

In the event that Level 3 receives a competitive offer from a third party under the contract and Allegiance does not match the competitive offer, Level 3 may either reduce the purchase commitment under the contract to the amount of services covered by the competitive offer or terminate the contract in its entirety.  If the Company matches a qualifying competitive offer, Allegiance will experience reduced revenues under the contract.  Level 3 has indicated that it believes that the prices for the services under the contract are above market and that it may seek competitive offers from third parties in conformance with the contract.  If Level 3 does receive a competitive offer that complies with the contract’s requirements, the Company could experience reduced revenues under the contract.

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

We have received communications from Level 3 claiming, among other things, that we have failed to meet the applicable performance warranties under the contract; and that certain rights that Level 3 has under the contract, including, but not limited to, Level 3’s ability to require us to secure another subcontractor for certain services and/or Level 3 can terminate our ability to supply such services, may already be triggered. In addition, Level 3 has claimed that it is entitled to offsets against the August 2003 and November 2003 payments for Allegiance’s alleged failure to deliver certain services.  Finally, Level 3 has alleged that the Company's failure to deliver certain services may constitute a breach of the contract.  We do not believe that we have failed to meet the performance warranties alleged by Level 3; we do not believe that we have failed to deliver the services alleged by Level 3; we do not believe that we have breached the contract; nor do we believe that, even if Allegiance has not delivered the services in accordance with the contract, that the offset amounts claimed by Level 3 are calculated in accordance with the contract. If we are found to have failed to meet the performance warranties under the contract, Level 3 may offset future payments to us and, if such failure continues for an extended period of time, Level 3 could terminate the contract.

If the Company experiences a downturn in its services with Level 3, the Company may offer similar services to other internet service providers, except AOL among others.  If Level 3 terminates the contract the Company may offer services in competition with Level 3 to AOL and all other Internet service providers.  If we were to lose some or all of the revenues under this contract, we do not believe we could implement sufficient cost-cutting measures to offset such decrease in revenues. The resulting reduction in revenue (including reduction in reciprocal compensation revenues) and/or loss of this contract would have a material adverse effect on our business. We are continuing our negotiations with Level 3 to modify certain service level warranties, remedies and penalties under the contract, as well as other modifications to the contract. We can provide no assurances that these negotiations will be successfully concluded.

On November 3, 2003, Level 3 paid Allegiance approximately $13.9 million of the $25 million quarterly payment due in November 2003. Level 3 offset against the quarterly payment approximately $89 thousand for certain offsets that Level 3 claims it is due for Allegiance’s alleged failure to deliver certain ports. In addition, Level 3 has withheld approximately $11.0 million of the November 2003 payment until Level 3 has an order from the Bankruptcy Court confirming Level 3’s reservation of rights with respect to Level 3’s claims for offsets. Allegiance vigorously denies that Level 3 is entitled to any of the offsets claimed by Level 3.

Notwithstanding these trends and uncertainties, we expect continued demand by small and medium sized business customers for dedicated access to the Internet and integrated services. Indeed, our Integrated Access Service which delivers high-speed, “always on” Internet access and allows multiple voice, data and Internet combinations over a single access loop remains our fastest growing product offering. During the quarter ended September 30, 2003, Integrated Access Service represented approximately 37% of our net lines sold for the quarter (and when including all services delivered via T1 circuits, 54% of our net lines sold for the quarter). We believe that line churn rates (the rate at which customers disconnect their lines) for Integrated Access Service when voice and data are bundled is lower than that of our local voice service. One of the challenges we face in this area is ongoing network efficiency and service delivery improvements to retain the competitive advantages of this service offering.

In June 2002, we acquired substantially all of the assets and assumed certain liabilities of the customer premise equipment sales and customer premise equipment maintenance business, also known as Shared Technologies Fairchild, from WorldCom. Customer premise equipment sales and maintenance revenues for the three months ended September 30, 2003 and 2002 were $27.8 million and $40.3 million and for the nine months ended September 30, 2003 and 2002 were $91.1 million and $45.7 million, respectively. Customer premise equipment sales and maintenance revenues as a percent of total revenues is approximately 15% and 18% for the quarters ended September 30, 2003 and 2002. As a result of our bankruptcy, until we received Bankruptcy Court authority to procure limited bid and performance bonds on October 8, 2003, we had not been able to obtain certain bid and performance bonds or provide other types of financial security as required by many of our customers. As a result, we have lost current customers to our competitors and have a reduced ability to gain new customers. Moreover, some customers will not purchase services from companies in bankruptcy, so certain opportunities are not available to us. The loss of current and potential customers has impacted our revenues and will continue to impact our revenues as long as these conditions exist.

Network Expenses

For the quarters ended September 30, 2003 and 2002, network expenses were $96.8 million and $118.3 million, and for the nine months ended September 30, 2003 and 2002, network expenses were $313.2 million and $295.7 million, respectively. Network expenses related to the Shared Technologies business, acquired in June 2002, included in the quarters ended September 30, 2003 and 2002 were $16.8 million and $23.7 million, and for the nine months ended September 30, 2003 and 2002 were $53.9 million and $27.9 million, respectively. Network expenses as a percentage of total revenues decreased from 54% for the quarter ended September 30, 2002 to 51% for the quarter ended September 30, 2003. While there can be no assurance that we will be successful in creating or continuing the existing operating efficiencies, we expect to control costs and that network expenses as a percentage of total revenues will reduce over time. We are performing an extensive review of our network architecture and a rationalization of the overall profitability of our business on a colocation, market, and product basis. As such, we may decommission a colocation arrangement, rebuild or replace infrastructure facilities and reduce or sell entire markets. In addition, we may eliminate some products and services currently offered. As a result of such events, we may be able to reduce our future network costs. With respect to the implementation of this review and rationalization, we may convert a limited number of facilities-based customers to UNE-P, deploy alternate unbundled network element applications, or, in some instances, eliminate a colocation, product or service completely. In addition, we are analyzing our contracts and leases to determine those executory contracts and unexpired leases relating to our network that may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. If we receive Bankruptcy Court approval to reject any of these executory contracts or unexpired leases, we expect our future network costs to decrease as a result.

Gross margin has increased from 46% for the quarter ended September 30, 2002 to 49% for the quarter ended September 30, 2003. The increase in gross margin is related, among other things to reduced network expenses related to network optimization activities, as well as reductions in network expenses associated with the bankruptcy process.  Gross margin is calculated as revenues less network expenses, divided by revenues. We expect our gross margins to improve as we reject burdensome network contracts and /or enter into amendments or new contracts with lower costs and as we realize cost efficiencies in our network over time.

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

•                                          the cost of leasing certain portions of our nationwide Internet network; and

•                                          for Shared Technologies, the costs of equipment and labor for the installation and maintenance of equipment.

Network expenses do not include an allocation of our depreciation or amortization expenses.

The costs to lease local loop lines, high-capacity digital T-1 loop lines, and high-capacity digital interoffice facilities from the incumbent local exchange carriers vary by carrier and by state and are regulated under the Telecommunications Act of 1996. In virtually all areas, we lease local loop lines and high-capacity digital T-1 loop lines from the incumbent local exchange carriers to connect our customers’ premises to our transmission equipment colocated in the central offices of the incumbent carriers. In the areas of low density and traffic in the metropolitan areas that we serve, we also depend on the incumbent local exchange carriers to provide us high-capacity digital interoffice facilities to connect our switch to our transmission equipment colocated in the incumbents’ central offices. In the areas of high density and traffic in our markets, in addition to the incumbent carriers, there are other carriers from whom we lease high-capacity digital interoffice facilities; we can generally lease those interoffice facilities at lower or comparable prices and with higher network reliability than those interoffice facilities provided by the incumbent local exchange carriers. We have increasingly focused on obtaining these high-capacity digital interoffice facilities on dedicated fiber. Even in areas of high density and traffic in our markets, however, the incumbent local exchange carriers are sometimes the only available source of high-capacity digital interoffice facilities.

We expect that our network costs will continue to be a significant part of our ongoing cost of services.

In accounting for the costs of constructing switching and transmission equipment for a new market, we capitalized as a component of property and equipment only the initial non-recurring charges associated with our network facilities.

We incur “reciprocal compensation” costs in providing both voice and data services and expect reciprocal compensation costs to be a major portion of our cost of services. We must enter into an interconnection agreement with the incumbent local exchange carrier in each market we provide service to make widespread calling available to our customers and these agreements are approved by the state regulatory agency. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers’ networks. Generally, a carrier must compensate another carrier when a local call by the first carrier’s customer terminates on the other carrier’s network. These reciprocal compensation costs are a variable cost that will grow as our customers’ outbound calling volume grows. Over time, the rates for reciprocal compensation have decreased and in some of our markets, we exchange local traffic with the incumbent local carrier on a bill-and-keep basis (which generally means that neither carrier pays for the traffic that terminates on the other carrier’s network). We also incur switched access charges for intrastate toll traffic we exchange with other carriers. The rates for intrastate access traffic are regulated by state authorities and are usually contained in carriers’ access tariffs.

The cost of securing long distance service capacity is a variable cost that increases in direct relationship to increases in our customer base and increases in long distance calling volumes. We have entered into a new long distance agreement and have filed a motion with the Bankruptcy Court to reject our existing long distance agreement. We are currently engaged in negotiations with AT&T.  Although there can be no assurances that the Bankruptcy Court grants this motion, if we are successful, our variable cost per minute for long distance services will decrease. If we are unsuccessful in rejecting this contract, we are required under that contract to spend a minimum dollar amount each month.

We install voice and data aggregation and switching equipment in space owned or leased by other parties, including locating our equipment in central offices of local incumbent exchange carriers’ networks. We incur rent and utility charges in leasing this space. We expect these costs to generally remain constant in the near future as we do not plan to expand to additional colocation sites. We are in the process of evaluating our colocation space needs as part of our bankruptcy and we may reduce the number of colocations that we are currently occupying which could reduce our colocation expenses.

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

Selling, General and Administrative Expenses

For the quarters ended September 30, 2003 and 2002, selling, general and administrative expenses were $86.0 million and $114.2 million, and for the nine months ended September 30, 2003 and 2002, selling, general and administrative expenses were $301.2 million and $326.3 million, respectively. Selling, general and administrative expenses related to the Shared Technologies business, acquired in June 2002, included in the quarters ended September 30, 2003 and 2002 were $9.9 million and $13.4 million, and for the nine months ended September 30, 2003 and 2002 were $34.6 million and $14.5 million, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased from 52% for the quarter ended September 30, 2002 to 46% for the quarter ended September 30, 2003.

Selling, general and administrative expenses have decreased due to our cost containment efforts (including a decrease in our headcount), increased collection efforts, which have resulted in a decrease in bad debt expense, and the achievement of certain economies of scale as we have grown the business. During the nine months ended September 30, 2003, these decreases were partially offset by the inclusion of selling, general and administrative expenses related to the Shared Technologies business and by $9.8 million of employee bonuses paid including those under a key employee retention program.

Selling, general and administrative expenses include salaries, benefits and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, investor and media relations, insurance, professional fees and bad debt expense. As a result of our transition from rapid revenue growth to a plan geared towards reducing cash used in operations and achieving positive cash flow, we reduced headcount, including the number of sales teams during the second half of 2002 and first three quarters of 2003. Our total headcount decreased from 4,198 at September 30, 2002 to 2,912 at September 30, 2003. As of September 30, 2003, the sales force, including sales managers and sales administrators, had decreased to 793 from 1,290 as of September 30, 2002. We expect selling, general and administrative expenses to continue to decrease as a percentage of revenues as we focus on reducing cash used, integrating our operations and achieving economies of scale in our business. We are analyzing our contracts and leases to determine those executory contracts and unexpired leases relating to our selling, general and administrative expenses that may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. If we receive Bankruptcy Court approval to reject any of these executory contracts or unexpired leases, we expect our future selling, general and administrative costs to decrease as a result.

We have an invoice processing agreement (the “Billing Agreement”) with Daleen Solutions, Inc. (“Daleen”).  Daleen is one of our primary invoice processing vendors for billing our customers.  On October 30, 2003, Daleen notified Allegiance that it was electing to not renew the Billing Agreement.  On October 31, 2003, Daleen filed a Motion For Relief From the Automatic Stay Under Section 362 of the Bankruptcy Code (“Motion”) seeking relief from the automatic stay so that it could send Allegiance notice of its intent to elect to not renew the Billing Agreement.  On November 19, 2003, the Bankruptcy Court denied Daleen’s Motion, but Daleen may appeal the Bankruptcy Court’s ruling.  If the Bankruptcy Court’s decision is not appealed or upheld on appeal, the Billing Agreement will renew on December 31, 2003 for an additional one year term on the same terms and conditions as the existing Billing Agreement.  If we are unable to continue billing our customers relating to these events, it may have a material adverse effect on our company and our business, as further discussed below in “Risk Factors.”

Depreciation

During the quarters ended September 30, 2003 and 2002, depreciation expense was $63.1 million and $64.0 million, respectively. For the nine months ended September 30, 2003 and 2002, depreciation expense was $188.9 million and $184.7 million, respectively. The increase is primarily the result of capital expenditures and assets placed in service between September 30, 2002 and September 30, 2003.

Amortization of Purchased Intangibles

In connection with the acquisitions completed since inception, we assigned an aggregate of $62.8 million of the purchase price to customer lists. These intangible assets are being amortized over their estimated useful lives of one to three years. For the quarters ended September 30, 2003 and 2002, we recorded $2.4 million and $8.1 million of amortization of customer lists, and for the nine months ended September 30, 2003 and 2002, we recorded $8.6 million and $26.9 million of amortization of customer lists, respectively.

Deferred Compensation Expenses

For the quarters ended September 30, 2003 and 2002, we recognized $0.6 million and $1.5 million, respectively, of amortization of deferred compensation expense, and for the nine months ended September 30, 2003 and 2002, we recognized $2.2 million and $2.0 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and grants of stock options and restricted common shares to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

Interest Expense and Interest Income

For the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, interest expense was $9.0 million, $28.0 million, $58.6 million and $77.5 million, respectively. Prior to the Commencement Date of our Chapter 11 cases, interest expense included the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. As of the Commencement Date of our Chapter 11 cases, we stopped recording interest expense on the 11 3/4% notes and the 12 7/8% notes in accordance with Statement of Position 90-7. Additionally, the deferred debt issuance costs related to this debt are no longer being amortized to interest expense. Under a Bankruptcy Court order, we are required to continue incurring and paying interest under our senior secured credit facilities and we have continued to amortize the deferred debt issuance costs related to the senior secured credit facilities to interest expense.

Interest income for three and nine months ended September 30, 2003 was $0.8 million and $2.7 million, respectively. Interest income for three and nine months ended September 30, 2002 was $1.6 million and $5.4 million, respectively. Interest income results from short-term investments, cash and cash equivalents. Interest income during the periods ended September 30, 2002 is greater than for the periods ended September 30, 2003 because we had additional cash invested in interest-bearing instruments and because of higher average interest rates.

During the nine months ended September 30, 2003, at the direction of the US Trustee in our Chapter 11 cases, we sold an investment in commercial paper in the open market in order to comply with our revised investment guidelines. The sale was at market value and resulted in the realization of a gain of $3.3 million.

Operating Losses

Our loss from operations for the three and nine months ended September 30, 2003 was $60.8 million and $226.7 million, respectively. Our loss from operations for the three and nine months ended September 30, 2002 was $86.7 million and $380.4 million, respectively.

Reorganization Items

Reorganization items consist of costs associated with our bankruptcy proceedings that are not directly attributable to the ongoing operations of our business. During the three and nine months ended September 30, 2003, we incurred $7.1 million and $9.5 million, respectively, in professional fees and recognized a gain of $10.3 million and $10.8 million, respectively, related to other restructuring activities. We expect to continue to incur significant costs associated with our reorganization.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had approximately $284.6 million of unrestricted cash and short-term investments, compared with $284.3 million of unrestricted cash and short-term investments as of December 31, 2002. We do not have any off-balance sheet financing arrangements, special purpose entities or asset securitizations. On June 26, 2003, we received final Bankruptcy Court approval for the use of our cash collateral under an Amended Final Order Authorizing Use of Cash Collateral by Consent (the “Final Cash Collateral Order”). The Final Cash Collateral Order among other things: (1) restricts our use of cash, (2) requires us to prepare and follow a budget and maintain a minimum weekly cash balance, and (3) requires us to provide certain financial, operational and other information to our senior lenders. Under this Final Cash Collateral Order, we are required to continue incurring and paying interest under our senior secured credit agreement (at the applicable non-default rate of interest).

As of September 30, 2003, we had $1,336.1 million of outstanding liabilities subject to compromise, including $1,115.5 million of indebtedness (including debt under our senior secured credit agreement and two series of bonds). We are party to a senior secured credit agreement and two indentures. As of September 30, 2003, approximately $472.7 million of our indebtedness was borrowed under our senior secured credit agreement, as described in more detail below. As of that same date, approximately $642.8 million of our indebtedness was borrowed under our two indentures.

Our existing cash and short-term investment balances is expected to decline during fiscal 2003. Decreased demand for our services or high customer churn, as noted above, could adversely impact our liquidity. Customer demand for our services depends in part on our ability to efficiently and timely switch customers from their prior carrier to our service, respond to customer service and billing issues and provide quality service. We expect to reduce our debt in the bankruptcy reorganization process; however, at this time, we cannot predict the levels of debt that we will maintain after the reorganization process is complete. It is possible that if the debt reduction is not enough, because of operating performance or other factors, we may not be able to fully fund our operations, planned capital investments and debt service. Please see the discussion below under the caption “Senior Secured Credit Agreement” and below under the caption “Risk Factors.”

Our financial projections are based on forecasts of, among other things, customer demand and line churn, i.e. the rate at which customers discontinue their lines. Customers leave our service for a variety of reasons, including but not limited to, the customer: (a) leaving our service area, (b) going out of business or downsizing its business, (c) being unhappy with our service, (d) general market conditions, (e) leaving for better pricing, (f) needing a different telecom solution that we do not provide, (g) disruptions in service relating to our network optimization activities and (h) concern regarding our bankruptcy and financial condition. In the quarter ended September 30, 2003, the average retail line churn was approximately 2.6% and including wholesale, our average line churn was approximately 1.7%. Line churn is the number of voice grade equivalent lines (for example, a fully-utilized data T-1 counts as 24 lines) that are disconnected each month divided by the total number of voice grade equivalent lines that we have in service at the beginning of that month. The line churn is difficult to forecast and remains one of the specific challenges on which we are focused. We expect that retail line churn as well as retail and wholesale line churn will range between 2% to 3% in 2003. We expect retail and wholesale line churn to improve in 2004 and beyond. We have responded to high line churn with many customer retention initiatives including, new service offerings, more attractive rate plans, back office improvements, roll out of Singl.eView billing system, proactive contact with customers, and root cause resolutions. The above churn metrics do not include churn related to businesses such as Shared Technologies, Allegiance Business Internet access services, or web hosting. We are in the process of decommissioning 22 of our colocations and provisioning existing customers served by those colocations by alternative methods.  This may impact customer service and increase customer churn. We can provide no assurances that we will be able to effectively manage or reduce our line churn. If we are unable to do so, this will materially affect our business, revenues and liquidity.

Decreased customer demand may also stem from uncertainty of our bankruptcy filing, the industry in which we compete and the general economy. Many of our competitors have also declared bankruptcy, de-listed from the public securities markets and/or identified financing problems. Some of our potential customers as well as current customers have expressed concerns about our financial stability in light of our bankruptcy filing, the general economy and the telecommunications industry in general. We believe customer perception will continue to have an impact on our ability to attract and retain customers. Specifically, our financial condition has limited our ability to secure bid and performance bonds which are required by some customers of our customer premises equipment sales and maintenance business. Moreover, our customers may not purchase additional services and may cancel existing services as a result of our bankruptcy filing, our specific financial condition, including the independent auditors’ report for 2002 that cites conditions which raise substantial doubt about our ability to continue as a going concern, and general economic conditions.

For the quarters ended September 30, 2003 and 2002, we made capital expenditures of $1.9 million and $28.2 million, respectively. For the nine months ended September 30, 2003 and 2002, we made capital expenditures of $15.9 million and $110.4 million, respectively. As of September 30, 2003, we had transmission equipment colocated in 851 central offices. Pursuant to our current business plan, we expect to spend approximately the same amount for capital expenditures for the last quarter of 2003 as that spent for the first three quarters of 2003. We expect to fund our capital expenditures with available cash and future cash flow.

We have purchased dedicated fiber rings in 24 of our markets. As of September 30, 2003, we had dedicated fiber rings in operation in 24 markets including Austin, Baltimore, Boston, Chicago, Dallas, Denver, Detroit, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, San Francisco, St. Louis, Seattle, Washington, D.C., and White Plains. We have also acquired long-haul point-to-point fiber connectivity between several markets in the northeast corridor. Our cost of fiber includes both the amounts we pay to the fiber provider as well as the cost of the electronic equipment that we purchase and install to make the fiber operational. As of September 30, 2003, our total costs have been $194.6 million, and we are committed to spend an additional $143.5 million for this fiber, which will be incurred over the life of these existing fiber supply arrangements ending in 2023. We plan to fund this cost with our available cash and future cash flow. We are analyzing our fiber contracts in light of our bankruptcy and may need to reject certain of such contracts pursuant to Section 365 of the Bankruptcy Code. Alternatively, we may attempt to re-negotiate these contracts with the vendors to obtain more reasonable terms in light of current market conditions.

Contractual Obligations

The following summarizes some of our future financial commitments at September 30, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due by Period
Contractual Obligations (1)	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 Years
	(dollars in millions)

Long-term debt (2)
Principal payments	$1,123	$54	$357	$712	$—
Interest payments	420	104	185	131	—
Capital lease obligations, including interest (3)	161	11	23	25	102
Operating leases	113	23	43	32	15
Other material long-term obligations (3)	59	26	29	4	—
Total contractual cash obligations	$1,876	$218	$637	$904	$117

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

(2)                                  As discussed in more detail herein, as a result of the bankruptcy filing on May 14, 2003, there is an event of default under our senior credit agreement and our indentures; as a result of such events of default, under the terms of such agreement and indentures, the financing arrangements are immediately due and payable. No adjustment that might result from the potential impact of these acceleration events or the bankruptcy is reflected in this table.

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

During the third quarter of 2001, we drew $200.0 million under the revolving credit facility and $150.0 million under the delayed draw term loan. The interest rate applicable to this draw is 5.68% per annum and will remain fixed until March 18, 2004, and then it will be adjusted based on the London Interbank Offered Rate in effect at that time. In June 2002, we requested a draw of the remaining $150 million under the revolving credit facility. The interest rate applicable to this draw is 5.50% per annum and will remain fixed until December 26, 2003, and then it will be adjusted based on the London Interbank Offered Rate in effect at that time.

As of June 30, 2003, we had received $135.3 million of the $150.0 million requested in June 2002, with 3 of the 26 banks in the bank syndicate refusing to fund our request. On July 15, 2003, we entered into a settlement agreement with Bayerische Hypo-und Vereinsbank and Bank Austria Creditanstalt Corporate Finance, Inc. (collectively, the “Banks”) regarding these funding disputes. On July 29, 2003, the Bankruptcy Court approved this settlement agreement. On July 31, 2003, the Banks delivered the Net Funding Obligation to us required under this settlement agreement in the amount of $7.4 million. On October 24, 2003, we entered into a settlement agreement with Dresdner Bank AG regarding these funding disputes.  On October 27, 2003, we filed a motion with the Bankruptcy Court for approval of this settlement agreement. If approved, Dresdner Bank AG would be obligated to deliver to us its Net Funding Obligation of $5.1 million.

The obligations under the senior credit agreement are secured by (1) the capital stock of Allegiance Telecom Company Worldwide (which stock is owned by its parent holding company, Allegiance Telecom, Inc.) and (2) substantially all of the assets of Allegiance Telecom Company Worldwide and its subsidiaries, including the capital stock owned by Allegiance Telecom Company Worldwide in each of its subsidiaries. The Final Cash Collateral Order also provides the senior lenders with certain replacement liens as described in such Order. Under this Order and various Stipulation and Consent Orders, the Creditors’ Committee has until December 1, 2003 to among other things, challenge the senior lenders’ prepetition liens, claims or security interests or the lenders’ pre-petition obligations.

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

Revenue Recognition.  We recognize revenues as we provide services to our customers. Our revenue recognition policies are designed to comply with all applicable accounting principles generally accepted in the United States of America, including SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 101 requires management’s judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Accounts Receivable.  A considerable amount of judgment is required in assessing the ultimate realization of our accounts receivable. We evaluate the collectibility of our accounts receivable based on a combination of factors. We recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. In circumstances where we are aware of a specific customer’s or carrier’s inability to meet its financial obligations to us, we record a specific allowance against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected.

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

Impairment of Long-Lived Assets.  We review the carrying values of property and equipment and intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Under SFAS 144, we are required to identify current events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present, we analyze the projected undiscounted cash flows associated with our property and equipment and intangible assets to determine the fair value of these assets. Considerable management judgment is necessary in establishing the assumptions used as a basis for this analysis.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Our adoption of this statement did not have a material effect on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002, with early application encouraged. Our adoption of this statement did not have a material effect on our financial position or results of operations.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of this statement did not have a material effect on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of this statement, certain provisions of which have been delayed, did not have a material effect on our financial position or results of operations.

CERTAIN RELATED PARTY TRANSACTIONS

On April 4, 2001, Anthony Parella, President of Shared Technologies, borrowed $3.0 million from us. Mr. Parella issued a promissory note payable to us, which note was payable on April 4, 2004. In September 2001, Mr. Parella borrowed an additional $1.2 million from us. Mr. Parella issued a full recourse promissory note (the “Full Recourse Note”) payable to us for a total amount of $4.2 million plus previously accrued interest of $81,564 on the April 4, 2001 note. The Full Recourse Note is payable on April 4, 2004. This note accrues interest at 2.73% per annum, which was the November 2001 applicable federal rate, and interest is payable when this note is due. In the event Mr. Parella resigns or is terminated by us for cause (as defined in the Full Recourse Note), then this note will become immediately due and payable. Under the Full Recourse Note, we have the right to enforce the repayment obligation of Mr. Parella by looking to his personal assets. The Full Recourse Note is also secured by a pledge of Mr. Parella’s Allegiance stock options, as well as 350,000 shares of Allegiance common stock. The $4.2 million was used by Mr. Parella to repay certain debt that he incurred in connection with the purchase of land. That debt was secured by Mr. Parella’s Allegiance stock and he would have been forced to sell such stock to satisfy the debt if he did not obtain another means of repaying the debt. We determined that making the loan to Mr. Parella was in the best interests of our stockholders because it allowed him to avoid a forced sale of his shares and instead be able to take the time necessary to sell his land.

The loan to Mr. Parella is reflected in “other current assets” in our financial statements. If Mr. Parella does not repay his loan under the terms of his note, we will have recourse to his Allegiance stock options, shares of Allegiance common stock and personal recourse.

During the three and nine months ended September 30, 2003, Swidler Berlin Shereff Friedman, LLP performed legal services for us. Andrew Lipman, a member of our board of directors, is a senior partner at this law firm. We recorded approximately $0 and $97,000 in legal fees by this firm in the three and nine months ended September 30, 2003, respectively. We intend to continue using this law firm in fiscal 2003 for advice on legal matters.

FORWARD-LOOKING STATEMENTS

Certain statements in this report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and we intend that such forward-looking statements be subject to the safe harbors created by this law. You generally can identify these statements by our use of forward-looking words such as “plans,” “estimates,” “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative or other variations of such terms or comparable terminology, or by discussion of strategy that involve risks and uncertainties. We often use these types of statements when discussing our plans and strategies, our anticipation of revenues from designated markets, and statements regarding the development of our businesses, possible impact of our bankruptcy filing on our business, possible actions by the Bankruptcy Court, the Creditors’ Committee, our senior lenders or other creditors, the markets for our services and products, our anticipated capital expenditures, operations support systems or changes in regulatory requirements and other statements contained in this report regarding matters that are not historical facts.

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

•                                          Daleen Solutions, Inc.'s ability to perform under its billing services contract;

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

You should consider all of our subsequent written and oral forward-looking statements only in light of such cautionary statements. You should not place undue reliance on these forward-looking statements and you should understand that they represent management’s view only as of the dates we make them.

RISK FACTORS

Our businesses are subject to a number of risks including: (i) bankruptcy related risk factors; and (ii) general business and financial risk factors. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of our company.

Bankruptcy Related Risk Factors

Our operations may be disrupted due to the filing of the Chapter 11 proceeding.  On May 14, 2003, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The impact that the Chapter 11 cases may have on our operations cannot be accurately predicted or quantified. Since the announcement of the amendment to our senior credit agreement in November 2002, the challenges of selling our telecommunications products and services to new and existing customers has increased. In particular, since the announcement of our receipt of a going concern qualification from our independent public accountants in March 2003, customers have in some cases declined to conduct business with our company and certain vendors have either declined to conduct business with us or have asked for deposits, letters of credit and other forms of security prior to providing services to us. In addition, we have had difficulty in obtaining bid and performance bonds which are required by some customers of our customer premise equipment sales and maintenance business. We have also experienced the loss of talented key employees and could experience more losses of key talent in the future attributable to our reorganization efforts. The continuation of the Chapter 11 cases could further adversely affect our operations and our current and potential relationships with our customers, employees, suppliers, and other representatives.

Any plan of reorganization that we propose may not be acceptable to our creditors and other stakeholders and/or may not be confirmed by the Bankruptcy Court. If our plan is not confirmed and/or an alternative reorganization cannot be agreed upon, it is possible that the company may be sold under Section 363 of Chapter 11 of the Bankruptcy Code.

We may lose exclusivity by failing to submit a plan of reorganization by the end of the exclusivity period.  Allegiance currently is the only party able to submit a plan of reorganization in its bankruptcy proceeding.  However, if we do not submit a plan of reorganization by December 16, 2003, or any extension, any party in interest may submit a plan of reorganization that may include the sale of the company pursuant to Section 363 of Chapter 11 Bankruptcy Code.

Any sale of the company may not include all of the assets of the company.  There can be no assurances that if we enter into a sale of the company under Section 363 of Chapter 11 Bankruptcy Code that any assets not sold will be operated as a going concern.

Our common stock and high-yield bonds are unsecured and located at our holding company and as a result, a restructuring of our debt may substantially reduce the value of our bonds and common stock, potentially to zero. We operate our business through subsidiaries and have no material assets at our holding company, Allegiance Telecom, Inc., other than the common stock of our main operating company, Allegiance Telecom Company Worldwide. Our holding company is the issuer of our common stock and our high-yield bonds. These securities are not guaranteed by any of our operating subsidiaries and therefore have no claims against the assets of those operating subsidiaries. As such, all of the assets of those operating subsidiaries are subject to the claims of our senior secured creditors and our unsecured creditors at our subsidiary operating companies. Moreover, the only material asset of our holding company, the common stock of our main operating company, Allegiance Telecom Company Worldwide, is pledged as collateral to our senior secured creditors. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities (i.e., our senior secured debt) of a debtor need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.  We have proposed material reductions in our level of senior secured debt and believe that this is required to have a feasible reorganization plan.  Any Chapter 11 plan filed by us may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc.  As a result, a plan of reorganization could result in holders of our bonds receiving little or no value as part of the plan of reorganization.  Based on current discussions with our creditors regarding a plan of reorganization, our common stock will probably receive no value as part of the reorganization.  In light of the foregoing, we consider our bonds and common stock to be highly speculative and we caution the holders of such securities that such securities may ultimately be determined to have no value.  Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any of such securities and claims.

General Business, Financial and Other Risk Factors

We anticipate having future operating and net losses.  We have incurred operating and net losses every year since we began operations. We have invested significant amounts of capital and other expenditures in developing our business and deploying our networks, systems and services and we will continue to invest capital for the operation of our business. We will continue to have significant operating and net losses in our business until we establish a sufficient revenue-generating customer base to cover our costs. For the quarter ended September 30, 2003, we had net operating losses of $60.7 million and net losses including reorganization items of $63.1 million. Even if we emerge from bankruptcy, we can make no assurances that we will achieve or sustain profitability or generate sufficient operating income to meet our working capital, capital expenditure and debt service requirements.

Our customer contract with Level 3 Communications represented 14% of our total revenues for the quarter ended September 30, 2003 and the loss of this customer would materially and adversely impact our business.  Our largest customer is Level 3 Communications, Inc., who is the assignee of Genuity Solutions Inc.’s interest in the Genuity/Allegiance Integrated Network Solution Purchase Agreement. Revenues from this contract were $27.3 million and $26.2 million for the three months ended September 30, 2003 and 2002, and $84.2 million and $60.5 million for the nine months ended September 30, 2003 and 2002, respectively. This represented 14% and 12% of our total revenues for the quarters ended September 30, 2003 and 2002, respectively, and 39% and 37% of our data revenues for the same periods. In addition, approximately 85% of the reciprocal compensation earned by us from other carriers is as a result of the other carriers terminating the Level 3 traffic on our networks. Reciprocal compensation revenues for the three months ended September 30, 2003 and 2002, were $4.0 million and $7.1 million and for the nine months ended September 30, 2003 and 2002 were $19.8 million and $25.0 million, respectively. We anticipate that Level 3 will continue to be our largest customer for the foreseeable future. If we fail to meet the performance warranties under this contract or fulfill certain other obligations under this contract, Level 3 may be allowed to offset future payments to us and, if such failure continues for an extended period of time, Level 3 could terminate this contract. The contract contains specific provisions that allow Level 3 (a) to decrease its purchase commitment in certain situations, including but not limited to, if Level 3’s customer, AOL, reduces its services with Level 3 under Level 3’s contract with AOL, or (b) to decrease the purchase commitment or terminate the contract if Level 3 receives a bona fide competitive offer for a certain amount of services from a third party for services similar in type to the services provided by Company under the contract and the Company does not agree to reduce its prices to match the competitive offer. In addition, if the Company matches any qualifying competitive offer from a third party, the Company could experience reduced revenues.  If we were to lose some or all of the revenues under the contract, we do not believe we could implement sufficient cost-cutting measures to offset such decrease in revenues or be able to replace the revenues in a short period of time. The resulting reduction in revenue (including reduction in reciprocal compensation revenues) and/or loss of this contract would have a material adverse effect on us. Please see the discussion of this customer contract under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

One of our primary invoice processing vendors has a "going concern" qualification and any financial difficulties experienced by it could have an adverse impact to our business.  We have an invoice processing agreement (the “Billing Agreement”) with Daleen Solutions, Inc. (“Daleen”).  Daleen is one of our primary invoice processing vendors for billing our customers and we believe that the amounts paid by us under the Billing Agreement represent a substantial portion of Daleen’s revenues.  The original term of the Billing Agreement expires on December 31, 2003 and automatically renews for additional one year terms, unless either party gives the other party notice of its intent to not renew this agreement at least sixty days prior to the expiration of then existing term.  On October 30, 2003, Daleen notified us that it was electing to not renew the Billing Agreement, but that it would like to discuss the terms of a new contract.  On October 31, 2003, Daleen filed a Motion For Relief From the Automatic Stay Under Section 362 of the Bankruptcy Code (“Motion”) seeking relief from the automatic stay so that it could send us notice of its intent to elect to not renew the Billing Agreement.  On November 19, 2003, the Bankruptcy Court denied Daleen’s Motion, but Daleen may appeal the Bankruptcy Court’s ruling.  If the Bankruptcy Court’s decision is not appealed or upheld on appeal, the Billing Agreement will renew on December 31, 2003 for an additional one year term on the same terms and conditions as the existing Billing Agreement.

On January 30, 2003, Daleen Technologies, Inc.’s auditors, KPMG LLP, issued an Independent Auditors’ Report on Daleen Technologies, Inc. that contained a “going concern” qualification.  Daleen is a wholly owned subsidiary of Daleen Technologies, Inc. (“Daleen Technologies”).  On May 21, 2003, Daleen Technologies filed a Form 8-K with the Securities and Exchange Commission warning that if we fail to continue business with Daleen Technologies and Daleen Technologies fails to obtain additional financing or fails to engage in one or more strategic alternatives, it may have a material adverse effect on Daleen Technologies’ ability to operate as a going concern.  In addition, on October 31, 2003, Daleen Technologies filed a Form  8-K with the Securities and Exchange Commission warning that if we cease to do business with Daleen Technologies and Daleen Technologies fails to obtain additional financing or fails to engage in one or more strategic alternatives, it may have a material adverse effect on Daleen Technologies’ ability to operate as a going concern.

There can be no assurance that Daleen will remain in business through the migration of our customers off the Daleen service or provide the services required under the Billing Agreement.  If Daleen ceases to remain in business or fails to provide the services under the Billing Agreement, it may have a material adverse effect on our company and our business.

The regulation of interconnection with incumbent local carriers involves uncertainties, and the resolution of these uncertainties could adversely affect our business. Although the incumbent local carriers are required under the Telecommunications Act of 1996 to unbundle and make available elements of their network and permit us to purchase only the origination and termination services that we need, thereby decreasing our capital and operating expenses, such unbundling may not be done as quickly as we require, may be priced higher than we expect, and/or the incumbent local exchange carriers may erect barriers to use of such elements. This is important because we rely on the facilities of these other carriers to provide services to our customers. Our ability to obtain these interconnection agreements on favorable terms, and the time and expense involved in negotiating them, can be adversely affected by legal and regulatory developments.

The United States Supreme Court vacated a FCC rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court’s interpretation of the law, and reaffirmed the availability of the unbundled network elements, including local loops and dedicated transport, the principal elements used by us. We use unbundled local loops and unbundled high capacity digital loops to connect our customer locations to our voice and data transmission equipment colocated in the incumbent local carriers’ central offices, and dedicated transport to connect our transmission equipment to our switches and data equipment which are generally located at our central offices. The FCC also stated its intention to review every three years the unbundling obligations of incumbent local exchange carriers. The U.S. Court of Appeals for the District of Columbia Circuit remanded, but did not vacate, the FCC’s Order on May 24, 2002. The FCC’s request for rehearing of that decision was denied, but the Court agreed to delay until February 20, 2003 the issuance of the mandate. On February 20, 2003, the FCC announced its decision in the triennial review as briefly discussed below. While these court and FCC proceedings were pending, we entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier’s approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we will be able to obtain renewal of these agreements on as favorable terms when they expire. The incumbent local exchange carriers have in each instance requested renegotiation of our interconnection agreements.

Our facilities-based strategy allows us to control much of our network but we are still dependent on certain essential network elements that we lease from incumbent carriers. On December 20, 2001, the FCC released a Notice of Proposed Rulemaking as part of its comprehensive “triennial review” of the unbundling rules it implemented on November 5, 1999. In this review, the FCC examined the circumstances under which incumbent local exchange carriers will be required to make parts of their networks available to carriers like Allegiance on an unbundled basis under Section 251 of the Telecommunications Act of 1996. In particular, the FCC reviewed whether incumbents should be required to offer on an unbundled basis, among other things, local voice grade loops, unbundled network element platforms, high capacity loops such as those we use for many of our data and integrated voice and data services, subloops, network interface devices, the high-frequency portion of the loop, switching, and interoffice transmission facilities. The FCC announced its decision on February 20, 2003 in the triennial review proceeding and released the written order on August 21, 2003.  In addition, the FCC has subsequently issued clarifications to the order through errata.  General highlights of the order are as follows:

•                                          In general, the FCC’s triennial review order revised its standard of review for determining when unbundled network elements are made available to competitors. Specifically, the FCC’s revised standard recognized the benefits of facilities-based competition and confirmed that continued provision of UNEs is essential to the growth of facilities-based networks such as those operated by us.

•                                          With respect to unbundled switching, the FCC adopted a process whereby the state public utilities commission will consider whether competitors are impaired if they do not have access to Bell companies’ switch services on a UNE basis under the regulatory construct known as unbundled network element platform (“UNE-P”). We expect that this state review will result in a review of the hot cut process (transferring a customer from the Bell’s systems to our systems) and could potentially enhance our ability to transition new customers to our networks.

•                                          The decision also confirms that facilities-based competitive carriers like us can continue to obtain access to loops in almost all markets. The FCC also clarified the conditions under which the Bell companies must make available unbundled loops for competitors. This should reduce the time it takes us to install a customer’s services, especially in certain ILEC areas.

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

•                                          The FCC decision also makes it easier for competitive carriers like us to obtain Enhanced Extended Links (“EELs”). These are combinations of loops and transport that connect back to the competitive carrier’s switch. Although we do not currently use EELs on an extensive basis, this aspect of the triennial review gives us an opportunity to efficiently expand our facilities-based network to additional areas not directly accessed by our current colocation footprint and to potentially reduce the number of colocations we have, thereby reducing our network costs.

•                                          The FCC exempted hybrid fiber/copper loops that provide packetized data transmission from the UNE rules. The FCC preserved access to high-capacity loops, such as DS1’s, DS3’s, dark fiber and copper subloops that transmit services using existing TDM (time division multiplexing) technology. Since virtually all of our current business customers are served using unbundled copper loops or DS1’s that use TDM technology, the FCC’s exemption of hybrid fiber/copper loops that provide packet-based technology should not impact our current operations.  In the future, as new packet-based technologies are deployed in the local loop infrastructure, this ruling by the FCC could cause an adverse impact on our ability to compete with the ILECs for small to medium-sized business customers. We and other competitive carriers have appealed the broadband sections of the triennial review order in the D.C. Circuit Court of Appeals based on our view that the FCC’s exemption of hybrid/fiber loops is unlawful and in violation of the Telecommunications Act of 1996.  We are unable to predict at this time the timing or outcome of the decision by the D.C. Circuit Court on this matter.

•                                          The FCC also exempted from unbundling any end-to-end fiber loop that is defined as fiber-to-the-home (“FTTH”) for new greenfield developments.  After the release of the triennial review order, the FCC issued an errata that expanded the FTTH definition beyond residential dwellings to include end-to-end fiber loops that also extend all the way to a premise that would include small businesses that we might serve.  We and other competitive carriers have sought a stay of this aspect of the triennial review order which is also pending before the D.C. Circuit Court of Appeals.  The D.C. Circuit has subsequently consolidated all stay motions and appeals of the triennial review order and has indicated its intent to consider all challenges to the triennial review order on an expedited basis.  The Court has announced a schedule for hearing all of these appeals with oral arguements scheduled for January 28, 2004.  We anticipate a decision from the D.C. Circuit Court could be issued as early as the second quarter of 2004.  If the FTTH section of the triennial review order is not ultimately overturned, it would prevent us from being able to provide services to small businesses in new greenfield developments.

In addition to the potential impact on our business from the hybrid/fiber loop and the FTTH sections of the triennial review, the ILECs have recently filed petitions for reconsideration at the FCC seeking greater relief from certain additional aspects of the FCC’s decision.  These  petitions seek to expand the FTTH new-build greenfield exemption to apply also to fiber-to-the-curb deployments as well.  We and other competitive carriers are opposing these petitions at the FCC, and a decision could be forthcoming in the next few months.  If the FCC should grant one or more of these ILEC requests, it would materially reduce the number of small businesses that we can serve and would have a material adverse effect on our business.

Any action by the FCC, state regulators or the courts limiting the availability of unbundled network elements, especially unbundled local loops, network interface devices or interoffice transmission facilities, could increase our costs and otherwise have a material adverse impact on our business.

On February 15, 2002, the FCC released a Notice of Proposed Rulemaking requesting comment on the future regulatory treatment of wireline broadband Internet access services. The FCC has tentatively concluded that when an entity provides wireline broadband Internet access over its own transmission facilities, the service should be classified as an information service, rather than a telecommunications service. If the FCC adopts this conclusion, wireline broadband Internet access services provided by local exchange carriers would be subject to substantially less regulation, and this could result in the incumbent carriers not having to provide unbundled loops or unbundled high capacity digital loops over the lines used by us to provide broadband Internet access. We purchase unbundled high capacity digital loops from incumbent carriers to provide our own broadband Internet access service and integrated access service. While we cannot predict the outcome of this proceeding, any curtailment of the incumbent carriers’ unbundling obligations for the loop component used by them to provide broadband Internet access services or changes in the cost basis therefore could materially increase our costs and adversely affect our ability to compete effectively with the incumbent carriers’ broadband Internet access products. Our current understanding is that the FCC will issue this rulemaking in the near future.

In early May 2003, the Illinois legislature passed and the governor signed legislation that could significantly increase rates for unbundled local loops that SBC charges to competitors including us in Illinois. We are currently evaluating the impact of the legislation on our business, but we expect that our network expenses for unbundled loops in certain local calling zones of the Chicago metropolitan area may be increased to a level that will make our products and services less competitive with SBC’s retail offerings. The legislation grandfathers up to 35,000 existing lines under the old rates for two years but applies to all new installations immediately. In addition, any lines that churn off of service may not be replaced by new lines at the grandfathered rate, but rather will be at the new rates. A lawsuit was filed seeking to overturn the Illinois law in federal district court and seeking a stay of the effectiveness of the law. The district court overturned the law and stayed the effectiveness of the rate increase. The seventh circuit court of appeals upheld the lower district court decision. It is not clear whether SBC may appeal this ruling to the United States Supreme Court. If the district court’s decision is not ultimately upheld, we may have to significantly reduce or abandon our efforts to add new lines or customers in certain calling areas of Illinois and evaluate the viability of continuing to operate in the Chicago market when the two year grandfathering period has expired. If the district court’s decision is ultimately overturned or other states in which we operate were to enact similar legislation, it could have a material adverse impact on our business.

The FCC has issued a Notice of Proposed Rulemaking to examine and potentially revise the procedure and rules for calculating the prices that ILECs charge competitors for unbundled network elements (UNEs). The process could result in an increase (possibly material) in the prices that we pay the ILECs for UNEs. A material increase in UNE prices, especially for local loops and local transport, would have a material adverse impact on our business.

The regulation of access charges involves uncertainties, and the resolution of these uncertainties could adversely affect our business. We earn “access charge” revenue by connecting our voice service customers to their selected toll and long distance carriers for outbound calls or by delivering inbound toll and long distance traffic to our voice service customers. Our interstate access charges were filed largely mirroring those used by the National Exchange Carrier Association (“NECA”), an association of independent local exchange carriers, and our state access charges were generally set at rates comparable to those set by state associations similar to NECA or of individual incumbent carriers operating in other areas within the same state. These charges are generally higher than those charged by the larger incumbent local exchange carriers operating in the same areas because these large incumbent local exchange carriers have many more customers and therefore have lower per unit costs. Access charges are intended to compensate the local exchange carrier for the costs incurred in originating and terminating toll and long distance calls on its network and we believe our access charges are appropriately set at levels approximately the same as those of the smaller carriers, but we anticipate that these rates will decline over time. Our switched access rates will have to be adjusted to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on us. We have entered into a limited number of agreements with other carriers regarding access rates which settled certain access charge disputes. We are in the process of evaluating these agreements to determine whether to reject or assume these agreements in our Chapter 11 bankruptcy cases. There can be no assurance that we will be able to reject those access agreements; if we are able to reject such agreements, we believe the other carriers would need to pay us for access at our higher tariffed rates which could increase our access revenues.

On April 27, 2001, the FCC issued a Report and Order in the Access Charge Reform docket addressing competitive local exchange carrier interstate access charge rates. The FCC established safe harbor benchmark interstate rates that decrease over three years to the rates charged by incumbent local exchange carriers. The FCC stated that interexchange carriers must pay the benchmark rates for the interstate access services they receive or face suit in federal court. AT&T has appealed the FCC’s Report and Order to the U.S. Court of Appeals for the District of Columbia Circuit. On April 27, 2001, the FCC also released a Notice of Proposed Rulemaking pursuant to which it is examining all forms of intercarrier compensation including access charges, and seeks comment on the feasibility of adopting a bill-and-keep approach for all such compensation. Federally-mandated reductions in access charges or adoption of a bill-and-keep approach could have a material adverse effect on us if we are unable to offset them with other revenues.

On May 31, 2002, WorldCom Network Services, Inc. filed an informal complaint against us at the FCC claiming that it is entitled to a refund of a portion of the interstate switched access charges paid by WorldCom to us prior to the effective date of the safe harbor benchmark rates that it alleges were unjust and unreasonable. We have since settled this matter, along with other disputes that each party had against the other. The settlement was effective April 15, 2003 and was approved by the Bankruptcy Court in the WorldCom Chapter 11 proceeding on May 28, 2003. We have not yet assumed this agreement in our Bankruptcy Case and we are evaluating whether to assume or reject this agreement.

On May 31, 2000, the FCC approved a proposal made by a coalition of the largest incumbent local carriers, AT&T and Sprint, to restructure interstate access charges. Pursuant to the proposal, certain incumbent carriers, designated as “price cap” incumbent local carriers, are required to reduce their interstate access rates to targeted levels approved by the FCC or submit cost studies to justify different rates. We anticipate that implementation of the FCC’s decision will lead to an industry-wide reduction in interstate access rates, even by those carriers that are not bound by the decision, including smaller carriers. Reduction in interstate access rates will have a material adverse effect on us unless we are able to offset the access revenues with other revenues.

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

We could lose revenues if calls to Internet service providers are treated as long distance interstate calls. We earn “reciprocal compensation” revenue by terminating on our network, local calls that originate on another carrier’s network. We believe that under the Telecommunications Act of 1996, other local exchange carriers should have to compensate us when their customers place calls to our customers who are Internet service providers. Most incumbent local carriers disagree. A majority of our reciprocal compensation revenues are a result from calls to our customers that are Internet service providers, such as Level 3. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our ability to service this group of customers profitably and could have a material adverse effect on us. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we recognize such revenue only when realization of it is probable. In addition, the per minute compensation rates the FCC established for calls to Internet service providers under new interconnection agreements are significantly lower than the reciprocal compensation rates under our previous agreements. Although no order has yet been issued, it has been reported that on August 7, 2003, the Minnesota Public Utilities Commission established a rate of zero cents for the end-office switching component of terminating local calls subject to reciprocal compensation. We believe, based on the recommendation of the Commission staff, that this reduction will not take place until we negotiate and execute an amendment to our interconnection agreement with Qwest in Minnesota to reflect this regulatory change. These reductions in compensation will have a material adverse effect on us if we are unable to offset them with other revenues.

The obligation to pay reciprocal compensation does not extend to long distance interstate calls. The FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but also determined that its current rules neither required nor prohibited the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions had authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as “local” traffic. On April 27, 2001, the FCC issued its Order on remand from the Court of Appeals and concluded that it had erred in its analysis of Internet traffic in the Declaratory Ruling. In that Order, the FCC categorized such traffic as “information access” and held that it is not subject to reciprocal compensation obligations. Nonetheless, it established an interim, transitional recovery mechanism pursuant to which Internet service provider traffic will continue to be compensated, but at rates declining over a period of three years. In a decision issued May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit remanded for further proceedings, but did not vacate, the FCC’s Order on remand, holding that the section of the Act on which the FCC relied did not support its conclusion that Internet service provider traffic is not subject to reciprocal compensation. In a Notice of Proposed Rulemaking released April 27, 2001, the FCC initiated a rulemaking to examine all forms of intercarrier compensation, including reciprocal compensation, and sought comment on the feasibility of adopting a bill-and-keep approach for such compensation. Federally-mandated reductions in reciprocal compensation will have a material adverse effect on us if we are unable to offset them with other revenues. Additional disputes over the appropriate treatment of Internet service provider traffic are expected.

Our success depends on our key personnel and we may not be able to replace key employees who leave, especially during our reorganization under Chapter 11 of the Bankruptcy Code. We are managed by a number of key employees, most notably Royce J. Holland, our Chairman and Chief Executive Officer, who is widely recognized as one of the pioneers in managing providers of competitive local exchange services. The loss of services of one or more of these key individuals, particularly Mr. Holland, could materially and adversely affect our business and our prospects. Most of our key employees do not have employment agreements, and we do not maintain key person life insurance for any of our employees. However, many of these key employees are covered by a key employee retention program, which has been approved by the Bankruptcy Court.

We are dependent on effective billing, customer service and information systems and we may have difficulties in developing, maintaining and enhancing these systems. Sophisticated back office information and processing systems are vital to our growth and our ability to control and monitor costs, bill and service customers, initiate, implement and track customer orders and achieve operating efficiencies. We have introduced a new billing platform across our geographic markets and have begun to migrate all existing customers to this new billing platform. Although we are taking steps to manage the implementation of the new billing system and we believe that the new billing system will enhance our ability to accurately and efficiently bill for our services, we cannot assure you that the transition to the new billing system will not have any adverse impact on our business. We believe this new billing system will be more effective and accurate in delivering the quality billing functions that we need. Since our inception, we have also been engaged in developing and integrating our essential information systems consisting of our billing system, our sales order entry system, our customer implementation system, our electronic bonding systems and our switch information systems. In addition, we continue to integrate our acquired businesses. These are challenging projects because all of these systems were developed by different vendors and must be coordinated through custom software and integration processes. Our sales, line count and other core operating and financial data are generated by these systems and the accuracy of this data depends on the quality and progress of the system integration project. Although we have made significant progress in our system integration efforts, we have not completed it and we may experience additional negative adjustments to our financial and operating data as we complete this effort. These adjustments have not had a material adverse effect on our financial or operating data to date but until we complete the entire project we cannot assure you that any such adjustments arising out of our systems integration efforts will not have a material adverse effect in the future. If we are unable to develop, acquire and integrate our operations and financial systems, our customers could experience delays in connection of service, billing issues and/or lower levels of client service. We also cannot assure you that any of our systems will be successfully implemented on a timely basis or at all, that migrating will be transparent to our users or that our systems will perform as expected because among other things,:

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

•                                          we may not be able to effectively migrate existing customers due to a dispute with our existing billing services provider;

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

On February 14, 2003, Broadwing Communications Services, Inc., a supplier of long distance services to us, alleged that we were in material default of our Master Service Agreement with Broadwing. Broadwing is demanding $6.6 million in disputed charges and is threatening to terminate service to our customers. Broadwing has also demanded an additional security deposit from us. In response, we sought and received a temporary restraining order. An agreed preliminary injunction was signed on April 17, 2003, preventing Broadwing from terminating our service and referring the dispute to arbitration. This dispute has been stayed while we are in bankruptcy. We have not included this dispute in network costs as of September 30, 2003, as we believe it is not probable that we will be required to pay this disputed amount.

Our financial results could be adversely affected by churn and the financial difficulties of our customers. We expect retail as well as retail and wholesale line churn to continue to average approximately 2% to 3% per month, which means that approximately 2% to 3% of our total number of retail/retail and wholesale lines in service would discontinue our service each month. However, our ability to retain our customers and control our churn rate (including line churn) is dependent on a number of factors, including, but not limited to, (a) our ability to provide quality service, customer care and accurate and timely billing, (b) our ability to offer competitive pricing and overcome so called “win-back” programs offered by our competitors, (c) our ability to timely meet the needs and demands of our customers, (d) our ability to properly incentivize our sales force to build strong customer relationships, (e) the economic viability of our customers (see the discussion in the following paragraph), (f) the strength and recovery of the United States economy, (g) our ability to limit service disruptions as we optimize our network and migrate our existing customers to our new billing platform and (h) an ability to overcome our customers’ concerns regarding our bankruptcy. We can make no assurances that our churn rates (including line churn) will not increase. If our churn rates (including line churn) increase or are higher than expected, this could have a material adverse effect on our business and prospects.

We provide services to small and medium-sized businesses as well as network service providers. Many of these businesses have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse effect on our financial results if we are unable to collect revenues from these customers or if such customers reject the customer’s contract with us in its bankruptcy. In addition, among other things, we believe companies in financial difficulty are less likely to expand their operations and related demand for communications services and to migrate from dial-up Internet connections to more advanced dedicated connections such as those that we offer.

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

If we do not interconnect with and maintain efficient working relationships with our primary competitors, the incumbent local carriers, our business will be adversely affected. Many new carriers, including us, have experienced difficulties in working with the incumbent local carriers with respect to initiating, interconnecting, and implementing the systems used by these new carriers to order and receive unbundled network elements and wholesale services and locating the new carriers’ equipment in the offices of the incumbent local carriers. As a competitive carrier, we must coordinate with incumbent local carriers so that we can provide local service to customers on a timely and competitive basis. The Telecommunications Act of 1996 created incentives for regional Bell operating companies to cooperate with competitive carriers and permit access to their facilities by denying such companies the ability to provide in-region long distance services until they have satisfied statutory conditions designed to open their local markets to competition. The FCC has granted approval to BellSouth, Verizon and SBC to provide in-region long distance service in every state where they operate.  At this time, the FCC has also granted approval for Qwest to provide in-region long distance service in every state where they operate with the exception of Arizona.  Once authorized to provide long distance service, the RBOCs may have less incentive to be accommodating to us. In addition, these companies may limit the development of their systems that they were doing prior to being permitted to offer long distance services.

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

•                                          special access services, which are dedicated lines from a customer to a long distance company provided by the local phone company; and

•                                          switched access services, which refers to the call connection provided by the local phone company’s switch between a customer’s phone and the long distance company’s switch.

In addition, with respect to competitive access services, such as special access services as opposed to switched access services, the FCC has granted incumbent local carriers increased pricing flexibility and deregulation for such access services after certain competitive levels are reached. If the incumbent local carriers are allowed by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks or access to unbundled network elements, competitors such as us could be materially adversely affected. If future regulatory decisions afford the incumbent local carriers increased pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors such as us.

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

State regulatory commissions exercise jurisdiction over us because we provide intrastate services. We are required to obtain regulatory authorization and/or file tariffs at state agencies in most of the states in which we operate. If and when we seek to build our own network segments, local authorities regulate our access to municipal rights-of-way. Constructing a network and selling and maintaining telephone equipment is also subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city by city and county by county basis. In some states, we are required to obtain state contractor licenses. If we do not obtain such required licenses, we may be subject to fines, revocation of our certificates and licenses and other penalties.

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

Deregulation of the telecommunications industry involves uncertainties, and the resolution of these uncertainties could materially adversely affect our business. The Telecommunications Act of 1996 remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities regarding interconnection pricing, access to and pricing for unbundled network elements and other issues that could result in significant changes to the business conditions in the telecommunications industry. We cannot assure you that these changes will not have a material adverse effect upon us. On February 20, 2003, the FCC announced its decision in its triennial review of the obligations of incumbent carriers to provide competitors access to unbundled network elements. A brief summary of that decision is provided under “The regulation of interconnection with incumbent local carriers involves uncertainties, and the resolution of these uncertainties could adversely affect our business.”

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

Our common stock is an extremely risky investment for a variety of reasons, including those listed in the “Bankruptcy Related Risk Factors” above. Allegiance Telecom, Inc.’s common stock is currently traded on the Over the Counter Bulletin Board under the symbol “ALGXQ.OB.” The NASDAQ National Market delisted the common stock on May 27, 2003. We believe there is now decreased liquidity of our common stock. Extreme caution should be exercised with respect to investments in any of such securities.

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

Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2003, based on the estimated average 2002 earned rate on investments, is $4.0 million. Assuming a 100-basis-point drop in the estimated average rate, we would be exposed to a $2.8 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

	Quarter Ending
	March 2003	June 2003	September 2003	December 2003	Total
	(dollars in millions)

Estimated average investments	$274.0	$266.4	$276.9	$270.8
Estimated average interest earned at the average rate of 1.44% for the year ended December 31, 2002	1.0	1.0	1.0	1.0	$4.0
Estimated impact of interest rate drop	0.7	0.7	0.7	0.7	2.8

Our outstanding long-term debt consists both of long-term, fixed rate notes, not subject to interest rate fluctuations, and our senior secured credit facilities. Borrowings under our senior secured credit facilities incur interest at a variable rate, based on leverage ratios, and is currently the London Interbank Offered Rate plus 4.50%. Our blended borrowing rate, taking new borrowings into account, is now 5.63% per annum and this interest rate will remain fixed until December 24, 2003.

Therefore, we will not be exposed to market risk related to rate fluctuations until the end of the fourth quarter of 2003.

Beginning in December 2003, we will be exposed to market risk related to market changes in the London Interbank Offered Rate and other market indexes. Based on our current level of debt, the impact of a 100-basis-point increase in our average interest rate would cause an increase in interest expense during 2003 of less than $0.1 million.

ITEM 4. Controls and Procedures

Our principal executive officer and our principal financial officer, after management’s evaluation, with the participation of such officers, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that, based on such evaluation, that our disclosure controls and procedures were effective. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the date of the controls evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On May 14, 2003, Allegiance Telecom, Inc. and all of its direct and indirect wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. The reorganization is being jointly administered under the caption “In re Allegiance Telecom, Inc. et al. Case No. 03-13057 (RDD).” We are authorized under Chapter 11 to continue to operate as an ongoing business as “debtors in possession,” but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the date of the bankruptcy filing, most pending litigation is stayed. The rights and claims of various creditors and security holders will be determined by a plan of reorganization and under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and certain pre-petition liabilities (e.g., our senior secured debt) need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Any Chapter 11 plan filed by us may provide that unsecured creditors of subsidiaries of Allegiance Telecom, Inc. will need to be satisfied before any distribution to the unsecured creditors or stockholders of Allegiance Telecom, Inc.  As a result, a plan of reorganization could result in holders of our bonds receiving little or no value as part of the plan of reorganization.  Based on current discussions with our creditors regarding a plan of reorganization, Allegiance Telecom, Inc. common stock will probably receive no value as part of the reorganization.  In light of the foregoing, we urge that extreme caution be exercised with respect to existing and future investments in any of such securities and claims.  A plan of reorganization must be confirmed by the Bankruptcy Court. At this time, it is not possible to predict accurately the effect of the Chapter 11 reorganization process on our business, our creditors or our stockholders or when we may emerge from Chapter 11. Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our stockholders during the quarter ended September 30, 2003.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)           The following exhibits are filed with this report and made a part hereof.

Exhibit Number	Description

11.1	Statement regarding computation of per share loss for the three months ended September 30, 2003
11.2	Statement regarding computation of per share loss for the nine months ended September 30, 2003
11.3	Statement regarding computation of per share loss for the three months ended September 30, 2002
11.4	Statement regarding computation of per share loss for the nine months ended September 30, 2002
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K.

Allegiance Telecom, Inc. filed a current report on Form 8-K on July 28, 2003 reporting that it was postponing its annual stockholders’ meeting originally scheduled for July 29, 2003.

Allegiance Telecom, Inc. filed a current report on Form 8-K on July 31, 2003 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the months of May and June 2003 with the U.S. Bankruptcy Court for the Southern District of New York.

Allegiance Telecom, Inc. filed a current report on Form 8-K on August 22, 2003 discussing its results of operations and financial condition for the fiscal quarter ended June 30, 2003.

Allegiance Telecom, Inc. filed a current report on Form 8-K on September 4, 2003 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the month of July 2003 with the U.S. Bankruptcy Court for the Southern District of New York.

Allegiance Telecom, Inc. filed a current report on Form 8-K on September 29, 2003 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the month of August 2003 with the U.S. Bankruptcy Court for the Southern District of New York.

Allegiance Telecom, Inc. filed a current report on Form 8-K on October 31, 2003 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the month of September 2003 with the U.S. Bankruptcy Court for the Southern District of New York.

Allegiance Telecom, Inc. filed a current report on Form 8-K on November 10, 2003 discussing its results of operations and financial condition for the fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGIANCE TELECOM, INC.
By:	/s/ Royce J. Holland
Royce J. Holland,
Chairman of the Board and Chief Executive Officer

By:	/s/ Thomas M. Lord
Thomas M. Lord,
Executive Vice President of Corporate Development and Chief Financial Officer

Dated: November 19, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

11.1	Statement regarding computation of per share loss for the three months ended September 30, 2003
11.2	Statement regarding computation of per share loss for the nine months ended September 30, 2003
11.3	Statement regarding computation of per share loss for the three months ended September 30, 2002
11.4	Statement regarding computation of per share loss for the nine months ended September 30, 2002
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002