Form 10-K
period 2003-12-31
ALLEGIANCE TELECOM INC
filed 2004-04-14
CIK 1058703

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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
COMMON STOCK, PAR VALUE $.01

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $5.6 million. Shares of common stock held by each executive officer and director have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

        The registrant has 120,350,803 shares of common stock outstanding as of April 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS
TO
ALLEGIANCE TELECOM, INC.'S ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDING DECEMBER 31, 2003

INTRODUCTION

        Allegiance Telecom, Inc. and its subsidiaries are generally referred to in this report as "we," "us," "our," "our company," "company" or "Allegiance."

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

        We caution you that these forward-looking statements are only predictions and estimates regarding future events and circumstances. We cannot assure you that we will achieve the future results reflected in these statements. The risks we face that could cause us not to achieve these results are many and include, but are not limited to, the risks discussed in this report as well as our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

  •
  successfully close the sale of substantially all of our assets to XO Communications, Inc.;

  •
  successfully sell or reorganize our Shared Technologies business in connection with our reorganization under chapter 11 of the United States Bankruptcy Code;

  •
  successfully sell the assets not being sold to XO Communications, Inc. or reorganized as part of Shared Technologies business in connection with our reorganization under chapter 11 of the United States Bankruptcy Code; and

  •
  successfully resolve all claims on a favorable basis in our reorganization under chapter 11 of the United States Bankruptcy Code.

        In addition to those risks, our ability to achieve future results relating to the operation of businesses not being sold to XO Communications, Inc., including our Shared Technologies customer premises installation and maintenance business and our shared hosting business, are many and include, but are not limited to, the risks discussed in this report as well as our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

  •
  successfully continue to market our services to current and new customers;

  •
  attract and maintain a quality employee work force;

  •
  maintain good relations with our employees;

  •
  retain our customers; and

  •
  provide quality customer service.

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

PART I

ITEM 1.    BUSINESS

OVERVIEW

        We are a facilities-based national local exchange carrier that provides integrated telecommunications services to business, government and other institutional users in major metropolitan areas across the United States. We offer "one-stop shopping" for voice, data, and integrated communications services (including local, long distance, Internet, data colocation, web hosting and customer premises equipment sales and maintenance services), with convenient, integrated online billing, plus a single point of contact for sales and service. Our principal competitors are incumbent local exchange carriers (also known in the industry as "ILECs"), as well as, long distance carriers, other integrated communications providers, and customer premises sales and maintenance business.

        We seek to attract and retain customers by offering a full suite of turnkey product offerings and personalized customer care. The majority of our customers are small and medium-sized businesses that generally lack in-house telecommunications expertise and, more importantly, have historically been underserved by the ILECs. Although the number of lines serviced for each customer varies significantly, our primary focus is on the small to medium-sized business customer who has between 4 and 24 lines. We also offer services to large businesses (national customers with multiple locations), government organizations and other institutional users who typically obtain telecommunications services from a number of suppliers. With respect to these customers, we focus primarily on capturing a significant portion of their local exchange, intraLATA toll and data traffic. We also augment our core business strategy by selectively supplying certain network provider services, including equipment colocation, managed modem services, DS-1/DS-3 aggregation services, and facilities management services, to other carriers and Internet providers.

        We began operations in late 1997 with an objective to grow rapidly and establish our company as a national communications provider covering major metropolitan areas across the United States. By the end of 2001, we completed the network rollout in our 36 targeted markets: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains, NY.

        Our company and its direct and indirect subsidiaries on May 14, 2003 (the "Commencement Date") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The reorganization is being jointly administered under the caption "In re Allegiance Telecom, Inc. et al. Case No. 03-13057 (RDD)" (the "Chapter 11 cases"). We are currently operating our business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. On May 28, 2003, the United States Trustee for the Southern District of New York appointed the Official Committee of Unsecured Creditors (the "Creditors Committee") in our Chapter 11 cases.

        Shortly after the Commencement Date, we commenced negotiations with our senior lenders regarding a stand-alone restructuring of our businesses. During the course of our Chapter 11 cases, we received varying degrees of interest from third parties regarding a potential purchase of substantially all of our businesses. After consulting with our senior lenders and the Creditors Committee, we determined that a sale transaction might provide greater value to our creditors than a stand-alone reorganization of our business, and we determined it was in the best interests of our estates to commence negotiations regarding a potential sale transaction (while finalizing the negotiations with the senior lenders regarding a potential stand-alone restructuring).

        On December 18, 2003, we entered into an Asset Purchase Agreement with Qwest Communications International Inc. ("Qwest") under which Qwest agreed to acquire substantially all of the assets of our company, except our Shared Technologies customer premises installation and maintenance business, our shared hosting business, our dedicated dial-up access services business operated under an agreement with Level 3 Communications, LLC, ("Level 3") and certain other assets. On January 9, 2004, the Bankruptcy Court approved the establishment of certain bidding procedures and approved the Qwest Asset Purchase Agreement subject to higher and better offers. On February 12 and 13, 2004 we conducted an auction for our Company in which XO Communications, Inc. ("XO") was selected as the winning bidder based on its offer of approximately $311 million in cash, approximately 45.38 million shares of XO common stock and the assumption of specified liabilities and other obligations, subject to certain adjustments at closing. On February 18, 2004 we entered into an Asset Purchase Agreement with XO and the Bankruptcy Court approved the XO Asset Purchase Agreement on February 20, 2004.

        Under the XO Asset Purchase Agreement, XO will purchase the stock of the reorganized operating subsidiaries of our company as well as substantially all of the other assets of the Company, except our Shared Technologies customer premises installation and maintenance business, our shared hosting business, our dedicated dial-up access services business operated under an agreement with Level 3, and certain other assets. The transaction is structured so that once certain governmental approvals are received and certain other conditions are met, XO is obligated to place into escrow the consideration for the purchase and XO will be able to operate the assets it is acquiring under an operating agreement subject to our consent and in accordance with applicable law, regulations, and tariffs. These governmental approvals were obtained by April 5, 2004. XO has placed into escrow the consideration for the purchase of our company and began operating the acquired assets of our company pursuant to the operating agreement. As a result of XO closing into escrow, XO has now assumed the risk of loss of our business and XO's obligation to close the sale has become unconditional and irrevocable subject to our ability to terminate the XO Asset Purchase Agreement under certain specified circumstances. The XO Asset Purchase Agreement provides that we may terminate the XO Asset Purchase Agreement after closing into escrow but before final closing, if, among other things, XO breaches the XO Asset Purchase Agreement. Given that XO has the risk of loss and XO's obligation to close is now unconditional and irrevocable, we believe that there is little likelihood that the sale transaction will not close. However, events may occur in our bankruptcy, in XO's financial condition or otherwise that may interfere with or prevent a closing and therefore we can make no assurance that the sale to XO will ultimately close. Final closing is scheduled to occur under the XO Asset Purchase Agreement when our Plan of Reorganization is confirmed and becomes effective, unless either party elects to proceed without a plan of reorganization.

        One of the assets not being acquired by XO is the dedicated dial-up access services business operated under an agreement with Level 3, including the dedicated physical assets used by us to provide such services to Level 3. On February 27, 2004, we entered into a settlement agreement with Level 3 under which, among other things, we agreed to sell to Level 3 the dedicated dial-up access services business we operated for their benefit; Level 3's obligation to pay the February 2004 payment was suspended; Level 3 shall reimburse the Company for amounts paid to KMC since February 1, 2004 and additional amounts intended to reimburse us for expenses associated with operating the dial-up access business for Level 3 since February 1, 2004; and we immediately begin paying Level 3 an amount equal to all reciprocal compensation related to traffic under the agreement, subject to

Bankruptcy Court approval. On April 6, 2004, the Bankruptcy Court entered into an amended order approving this settlement agreement. The settlement agreement provides, among other things, for at consummation: Level 3 to pay us $54 million at closing; the termination of the agreement between us and Level 3 for dedicated dial-up access services; the transfer of the dedicated physical assets used by us to provide the dial-up access services to Level 3; assignment or, with Level 3's consent, rejection of the KMC Telecom XI ("KMC") agreement which is used to support our obligations to Level 3; and a significant reduction (and ultimate cessation) of revenues to us under this agreement on a going-forward basis. The settlement agreement also provides that we will retain a continuing obligation to provide certain termination assistance services to Level 3 and that XO will assume this obligation after the closing of our sale to them under the XO Asset Purchase Agreement. While we expect the settlement agreement to be consummated in the near future, there can be no assurance when or if the Level 3 settlement agreement will be consummated.

        On March 18, 2004, we filed our Disclosure Statement and proposed Plan of Reorganization with the Bankruptcy Court. Under the proposed Plan of Reorganization, Shared Technologies and the operating subsidiaries of our company will be reorganized. In general, the proposed Plan provides for the senior secured lenders to be paid in full and the remainder of our company's creditors to receive certificates evidencing a pro-rata interest in the remaining assets. The proposed Plan also establishes a liquidating trust which will be responsible for winding up the affairs of our company and distributing the property of the estate, consisting of the proceeds from the sale to XO, the proceeds of the settlement with Level 3, the Shared Technologies stock, and the cash of the estate, to Allegiance's creditors. If the XO Asset Purchase Agreement closes, going forward, our business will be comprised solely of our Shared Technologies customer premises installation and maintenance business, our dedicated dial-up access services business operated under an agreement with Level 3 (unless the settlement agreement is consummated) and our shared hosting business. The proposed Plan of Reorganization contemplates that the reorganized Shared Technologies business will continue to operate as an independent company owned, at least initially, by a liquidating trust. While there can be no assurance that the XO Asset Purchase Agreement will be effectuated in the manner contemplated by its terms or at all, XO's obligation to close the transactions under the XO Asset Purchase Agreement have now become unconditional under the terms of the agreement.

        Allegiance Telecom, Inc. was incorporated in April 1997 in the state of Delaware. Information about our company is available on our web site at: http://www.algx.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report on Form 10-K. As of March 1, 2003, we are making available free of charge (other than an investor's own Internet access charges) through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, on the same day after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. In addition, we are making available on our website, a copy of our code of ethics and any amendments to or waivers from that code that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission.

PRODUCTS AND SERVICES

        We offer a significant set of local, long distance, broadband/Internet access and Internet related services, bundled and carrier-oriented network provider services, plus end-user equipment sales and maintenance services. This product and service set is targeted to meet the needs of small to medium-sized businesses, large businesses with multiple locations and Internet and network service providers.

        Local Telephone Services.    We offer local telephone services, including basic local voice services and vertical features, such as call forwarding, call waiting, and call transfer; advanced call management capabilities such as calling number identification/calling name identification, automatic call back and distinctive ringing; plus enhanced services such as voice mail and inside wire maintenance. We also provide PBX-oriented access services such as direct-inward-dialing and direct-outward-dialing over T1 Voice and ISDN Primary Rate Interface local access interfaces. We predominantly utilize our own switching and back office infrastructure to deliver these services, and lease local loops from the incumbent local exchange carrier to deliver these services to our customer locations.

        Long Distance Services.    We offer a full range of intra-state, inter-state and international long distance services and calling plans to customers who purchase our local service. Our services include "1+" outbound calling, inbound toll free service and complementary services such as calling cards, operator assistance and conference calling, plus bundled branch-to-branch calling for multi-location customers who choose our Independence or Allegiance Select purchasing plans. These long distance services are provisioned via resale arrangements with several major interexchange carriers.

        Broadband and Other Internet Services.    We are a Tier 1 Internet access provider offering high-speed data transmission services, such as dedicated broadband Internet access (which allows large quantities of data to be transmitted at high-speeds over the Internet to and from the customer's premises), and wide area network interconnection (which allows file and resource sharing among geographically distributed workgroups). These services are offered at transmission speeds that range from 256Kb/s to 2.5Gb/s. In addition to Internet access, we offer domain name registration, web hosting, email, and colocation services. We utilize our own Tier 1 Internet backbone and back office infrastructure to deliver these services, and lease local loops from the incumbent local exchange carriers or other competitive access providers to deliver these services to our customer locations.

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

        Network Provider Services.    We have pursued deal-driven opportunities to leverage our national voice and data backbone to provide certain network provider services to other regional and national service providers. Accordingly, we have deployed a versatile set of network provider services to enable swift capitalization of these opportunities. These services include: equipment colocation, managed modem ports, DS1/DS3 dedicated Internet access, Internet protocol ("IP") traffic aggregation and DS3/OC-N IP Transit.

        CPE Sales and Service.    Our Shared Technologies subsidiary is among the larger CPE maintenance service providers and CPE integrators and distributors in the U.S., with more than 5,000 business customers nationwide in more than 7,000 locations spread across 34 major markets in the United States. Shared Technologies sells, installs and maintains customer premises equipment ("CPE") including PBX and key telephone systems and other telephony and data equipment. Target customers include medium to large commercial businesses, national equipment accounts, governmental (federal and state) agencies and hospitals. The Shared Technologies business strategically enhances our present small to medium-sized and growing national accounts businesses as these customers seek suppliers capable of supplying a complete communications solution. With Shared Technologies, we offer a truly complete communications solution to corporate customers, including local and long distance voice and Internet access services, bolstered by a full suite of customer premises communications equipment and service offerings.

        Local, Long Distance, Data/Internet and International Services.    We have deployed a robust suite of services and products targeted to meet the needs of the approximately 3.3 million business prospects within our current national footprint. Through systematic analysis and segmentation of the overall market opportunity, we are able to precisely identify attractive customer prospects. Customer acquisition is accomplished, largely, through a consultative selling process that leverages this prospect information, our direct sales force and extended sales force (agents and partners), and our product and service set.

SALES, MARKETING AND CUSTOMERS

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

        Our national accounts teams focus on multi-location, national companies, and are staffed with account managers who focus on relationship building with named accounts. National accounts teams are assisted by sales engineers, program managers, service coordinators, and account retention managers. These support personnel provide pre- and post-sale customer support. Through consultative selling, we are able to offer one-stop shopping to these companies by leveraging our nationwide network footprint and robust product set. We believe that we have a competitive advantage within this customer segment because the product and service offerings of many of our competitors, including the ILECs, are regional, not national in scope.

        To meet the objectives of (a) selling into our existing network capacity, and (b) methodically identifying opportunities within our network footprint, these retail direct sales teams use, among other things, an internally developed, integrated territory and sales management system. This system identifies attractive prospects and existing customer up-sell/cross-sell opportunities, generates the associated leads, and manages the sales process. This system also is designed to provide an updated database for customers and prospects, which helps facilitate a smooth transition in the event an account executive leaves our company. Central to the execution of this new system is the routine distribution of updated network capacity and marketing intelligence to our sales force. Through this system, we are positioned to systematically achieve close alignment of retail and national accounts execution to corporate goals and objectives.

        Our network provider services channel is organized by customer segment. This channel is staffed with account managers who have experience and relationships with large carrier/network/corporate accounts. These account managers are supported by pre-sales engineers, program managers and service coordinators. These individuals provide pre- and post-sale account support.

        We also have an active and growing network of agents and partners who complement our retail, national accounts and network provider sales efforts. The role of the agent channel manager is to develop and grow relationships with local key system, PBX, and data integrators to drive additional sales of our products and services. Our national accounts and network provider service channels also employ a similar partner program aimed at creating and maintaining relationships with larger national resellers and providers (e.g., MegaPath).

        Our largest customer for the year ended December 31, 2003, Level 3, (as assignee to Genuity Solutions Inc.'s Integrated Network Solution Purchase Agreement ("INSPA") with us), accounted for 14% of our total revenue in 2003. As discussed above, we have entered into a settlement agreement with Level 3 that, if closed, will result, among other things, in the one-time payment of $54 million and a significant reduction (and ultimate cessation) of revenues from this customer on a going-forward basis.

        Customer Premises Equipment Sales and Maintenance.    We offer a range of customer premises products and services to, including installation, maintenance, and warranty services, to medium and large business customers. Through systematic analysis and segmentation of the overall market opportunity, we are able to identify attractive customer prospects and market our products and services to them. Customer acquisition is accomplished, largely, through a consultative selling process that leverages this prospect information, our direct sales force and our product and service set. In a majority of our markets, we have direct sales personnel who are responsible for selling products and services directly to customers. Our sales representatives focus on multi-location, national companies, and are assisted by sales engineers, program managers, service coordinators, and account retention managers. These support personnel provide pre- and post-sale customer support. Through consultative selling, we are able to offer one-stop shopping to these companies by leveraging our nationwide footprint and robust product set. We believe that we have a competitive advantage within this customer segment because the product and service offerings of many of our competitors, including the ILECs, are regional, not national in scope.

INFORMATION SYSTEMS

        Telephony Systems.    Providing local voice and data services is a complex process that requires extensive coordination between the customer's old and new service providers. Most of our sales involve us working closely with the ILECs and with other integrated carriers to efficiently move customers from the networks of the ILECs and other competitive carriers to ours. We believe that a key to success in our business is the ability to develop customized information systems and procedures that allow us to process large order volumes and provide the necessary customer service, all with minimal reentry of data. As a result, we have devoted significant resources to this aspect of our operations. Our information systems are developed to enable us to enter, schedule, provision, and track a customer's order from the point of sale to the installation and testing of service. They are designed to interface with trouble management, inventory, billing, collection and customer service systems. We have invested substantial effort and funds into building our information systems to include these capabilities. The required high-level information requirements to support facilities-based services are depicted in the following figure and are briefly described below:

        Sales Management.    We have created a custom application for order management that allows field sales to enter the orders and acts as the customer system of record. We have developed integration software for this system to interface with MetaSolv's order management software (used for provisioning workflow and management) to allow all customer information to flow electronically into MetaSolv's Telecom Business Solutions software with no manual re-entry of the data. A key element of both systems is the ability to monitor (in real time) the progress of orders through the system and to provide up-to-date data.

        Provisioning Management.    Our order management software, together with the proprietary processes developed by us to optimize the usefulness of this software, supports the design and management of the provisioning process, including circuit design and workflow management. The system has been designed to permit programming into the system of a standard schedule of tasks, which must be accomplished in order to initiate service to a customer, as well as the standard time intervals during which each such task must be completed. This way, when a standard order is selected in the system, each required task in the service initiation process can be efficiently managed to its assigned time interval.

        External Interfaces (Electronic Bonding).    Several external interfaces are required to initiate service for a customer. While some of these are automated via gateways from the order management software, the most important interfaces (those to the ILEC) have historically been accomplished via fax or email. For example, with a manual process, when a new customer requests a change in service from the ILEC to our company, we had to fax a local service request to the ILEC. An employee of the ILEC would manually input the information into the ILEC's system, thereby increasing the chance that an error may occur due to multiple data entries or misplaced faxes. As a result of the high incidence of error, activation of a new service order through a manual process takes much longer and the ILECs in some instances charge more for such manual orders. In an effort to make this process more efficient and less costly, in all of our markets we have electronically bonded with all of the regional Bell operating companies with respect to access service requests and local service requests. Electronic bonding allows us to access data from the ILEC, submit service requests electronically, reduce our costs and more quickly attend to errors in the local service request form since an order is bounced back immediately if the ILEC determines that there is a mistake on the form. Additionally, we have implemented with several ILECs electronic bonding of pre-order information databases as well as electronic bonding for trouble ticket creation in the ILEC customer service applications.

        Customer Billing and Billing Records.    In 1997, we started business using a billing services provider. Over time, we have licensed and implemented an in-house billing system, Singl.eView from ADC-Saville Corporation, which has enabled us to build even tighter integration between billing and the rest of our operations support systems. Both billing systems are now fully flow-through automated for the core, high-volume products so that no manual re-entry into the billing systems is required. During 2003, we began to migrate off of our legacy billing systems provided by Daleen Solutions, Inc. to this new system.

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

        Application Integration.    As critical as each component of the operational support system is, the integration between the systems is the key to success in providing highly scalable and cost efficient service. We have been heavily focused on integrating the various in-house and purchased applications. This integration employs a common platform enabling fast time-to-market and a central repository for all major business transactions. This has enabled us to reduce manual re-entry of data from system to system, thereby increasing productivity and quality, as well as reducing cycle times.

        Shared Technologies.    Our Shared Technologies customer premises equipment sales and maintenance business provides an exclusive tool called KTWare, which allows customers to have real time access to customer account information via the Internet. KTWare allows our Shared Technologies customers to place service and move/add/change orders online; view the status of service and move/add/change trouble tickets online; view any customer network alarms online; view monthly invoices online; view account team information and escalation procedures online; and access e-book services and download customer data management information. Our Shared Technologies business also provides the Guardian Service Program, which allows customers to access Sourcebook, e-book and Disaster Recovery services. Sourcebook provides a static snapshot of a customer's inventory and audit information associated with a customer's Nortel PBX equipment. e-book services provide monthly on-line updates of any modifications made to a customer's Nortel PBX equipment. Disaster Recovery services allows Shared Technologies customers to order a back-up database of a customer's PBX configuration in case such information is lost as a result of a disaster. In addition, the Guardian Service Program can provide Shared Technologies' customers traffic study reports, toll fraud and toll abuse analysis and user guide information. KTWare is highly integrated with the custom-built back office systems at Shared Technologies.

        Other Systems.    In addition to the information systems for our telephony services, we also operate legacy support systems associated with our Internet backbone line of business. These systems are developed to deal with the higher capacity, lower volume and more customized product provisioning processes associated with high capacity Internet backbone and broadband services. During 2003, we began migrating off of some of these legacy back office support systems as we have combined our Internet backbone line of business.

NETWORK ARCHITECTURE

        Our nationwide network is controlled and monitored by our network operations control centers located in Dallas, Texas and Greenbelt, Maryland. However, we currently plan to close our Greenbelt, Maryland network operations and control center by mid-year 2004. We have locally-based technicians to maintain each switch and other telecommunications equipment, as well as centrally-based engineers to ensure that the equipment is designed properly and that the hardware and software components are current.

        Telephony Network.    An important element of our telephony network is the installation of Lucent Series 5ESS®-2000 digital switches and related equipment at a central location in each market. As of December 31, 2003, we had deployed 31 Lucent Series 5ESS®-2000 digital switches to serve our 36 markets.

        We lease local network transport facilities from the ILEC and/or one or more competitive access providers in order to connect our switch(es) to ILEC tandem offices and major ILEC central offices serving the central business district and outlying areas of business concentrations in each market. In order to reach our customer base, we place integrated digital loop carrier systems and related equipment in each of the ILEC central offices in which we are colocated. As each customer is signed up, we lease unbundled local loops from the ILEC to deliver our services to the customer. Initially, leasing local network transport facilities allows us to begin operations in a new market more quickly and generally at a lower upfront cost than building these facilities; however, we have chosen to purchase fiber technology such as dark fiber, as and when we experience sufficient growth in our traffic volume and customer base or as other factors make fiber technology more attractive. "Dark fiber" means fiber that does not have the electronics at either end to transmit information and is "dark" because no light is transmitted through it until the electronics are installed. We have already implemented this next phase by acquiring indefeasible rights to use fiber from various vendors in 24 of our markets. Building fiber rings through the purchase of dark fiber provides us with a reliable, diverse and robust connection to many of our central office locations throughout a market. As of December 31, 2003, we had dedicated fiber rings in the following 24 markets: Austin, Baltimore, Boston, Chicago, Dallas, Denver, Detroit, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, San Francisco, St. Louis, Seattle, Washington, D.C. and White Plains, New York.

        Data Network.    Our fully redundant, multi-protocol label switching based backbone is made up primarily of 2.5 Gb/s optical wavelength transport, with OC3C and DS3 circuits serving smaller markets. In addition, we also have acquired long-haul point-to-point fiber connectivity between several of our markets. We are utilizing this infrastructure to carry our intercity IP backbone and internal network traffic, and using this fiber generally provides us with an improved cost position. Multiple paths and the latest switching and routing technology support every node. To provide the fastest, most reliable Internet access, we are privately peered with the largest Tier 1 Internet backbone providers, supplemented by private peering relationships with many smaller regional providers. As of December 31, 2003, we operated 94 core routers. With 12 GigaPops (which is a gigabit point of presence, a network access point that supports data transfer rates of at least 1 Gb/s) throughout the country, we minimize the number of hops (jumps from city to city) from point A to point B. That efficiency allows us to provide better availability, lower latency and lower packet loss than you would expect from a Tier 1 Internet access provider.

REGULATION

        Our business being sold to XO Communications, Inc. is subject to federal, state and local regulation. In general, the Shared Technologies business is subject to significantly less federal, state, and local regulation than the business being sold to XO Communications, Inc. and such regulation primarily centers around state and local licensing requirements.

        Federal Regulation.    The Federal Communications Commission ("FCC") regulates interstate and international telecommunications services, including the use of local telephone facilities to originate and terminate interstate and international calls. We provide such services on a common carrier basis. The FCC imposes regulations on common carriers, such as the incumbent local carriers, that have some degree of market power as well as carriers without market power, such as our company. The FCC requires common carriers to receive an authorization to construct and operate telecommunications facilities, and to provide or resell telecommunications services, between the United States and international points. Under the Telecommunications Act of 1996, any entity, including cable television companies and electric and gas utilities, may enter any telecommunications market, subject to reasonable state regulation of safety, quality and consumer protection. Since the passage of the Telecommunications Act of 1996, the FCC and the states have adopted rules and decisions to implement the terms of that Act. Those rules and decisions have been subject to numerous legal challenges and appeals that have created a climate of uncertainty.

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

        Interconnection.    Requires all incumbent local carriers and competitive local carriers to permit their competitors to interconnect with their facilities. Requires all incumbent local carriers to permit interconnection at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on cost, which may include a reasonable profit. At the option of the carrier seeking interconnection, colocation of certain of the requesting carrier's equipment in the incumbent local carriers' premises must be allowed, except where an incumbent local carrier can demonstrate space limitations or other technical impediments to colocation.

        Unbundled Access.    Requires all incumbent local carriers to provide nondiscriminatory access to certain unbundled network elements ("UNEs") where a competitor would be impaired without access, including network facilities, equipment, features, functions and capabilities, at any technically feasible point within their networks, on nondiscriminatory terms, at prices based on the ILEC's forward looking costs, which may include a reasonable profit.

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

        Access to Rights-of-Way.    Requires all incumbent local carriers and incumbent local carriers to permit competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

        Incumbent local carriers are required to negotiate in good faith with other carriers requesting any or all of the above arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the appropriate state regulatory commission.

        The FCC's rules implementing the incumbent local carrier interconnection obligations described above have been and continue to be the subject of considerable litigation. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit narrowly interpreted the FCC's power to prescribe and enforce rules implementing the Telecommunications Act of 1996. On January 25, 1999, the United States Supreme Court reversed the Eighth Circuit decision and reaffirmed the FCC's broad authority to issue rules implementing the Telecommunications Act of 1996, although it did vacate a rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC issued revised rules that largely reaffirmed, and in some respects expanded, the duty of incumbent carriers to offer UNEs and stated its intention to review every three years the unbundling obligations of incumbent carriers. The Court of Appeals for the District of Columbia Circuit remanded (except for line-sharing), but did not vacate, the FCC's order adopting the revised rules on May 24, 2002. The FCC requested rehearing of the Court's decision, but its request was denied. The Court did, however, stay issuance of the mandate until February 20, 2003 to give the FCC an opportunity to issue an order in its triennial review of the incumbent carriers' unbundling obligations. On February 20, 2003, the FCC announced its decision in the triennial review proceeding, and the FCC released the written order on August 21, 2003. In addition, the FCC has subsequently issued clarifications to the order through errata. General highlights of the triennial review order are as follows:

  •
  In general, the FCC's triennial review order revised the standard of review for determining when UNEs are made available to competitors. Specifically, the FCC's revised standard recognized the benefits of facilities-based competition and confirmed that continued provision of UNEs is essential to the growth of facilities-based networks such as those operated by us.

  •
  With respect to unbundled switching, the FCC adopted a process whereby the state public utilities commission would consider whether competitors are impaired if they do not have access to incumbent carriers' switch services on a UNE basis under the regulatory construct known as unbundled network element platform ("UNE-P").

  •
  The decision also confirmed that facilities-based competitive carriers like us can continue to obtain access to loops in almost all markets. The FCC also clarified the conditions under which the incumbent local exchange carriers companies must make available unbundled loops for competitors.

  •
  The FCC also addressed the obligation of ILECs to make available transport circuits, those circuits that we use to connect our switches and colocations. The FCC adopted a standard proposed by us whereby transport will be taken off the UNE list on a route-specific basis only when there are two competitive wholesale providers of transport or three self-provisioned transport links by non-ILEC sources. This approach is consistent with our smart-build strategy for local transport of using ILEC facilities only as a transition to dark fiber or the facilities of other providers.

  •
  The FCC decision also makes it easier for competitive carriers like us to obtain Enhanced Extended Links ("EELs"). These are combinations of loops and transport that connect back to the competitive carrier's switch without the need to have a colocation at an ILEC central office. Although we do not currently use EELs on an extensive basis, this aspect of the triennial review may give us an opportunity to efficiently expand our facilities-based network to additional areas not directly accessed by our current colocation footprint and to potentially reduce the number of colocations we have, thereby reducing our network costs.

  •
  The FCC provided, however, that ILECs do not have to unbundle and make available to competitors hybrid fiber/copper loops that provide packetized data transmission. The FCC preserved access to high-capacity loops, such as DS1's, DS3's, dark fiber and copper subloops that transmit services using existing TDM (time division multiplexing) technology. Since virtually all of our current business customers are served using unbundled copper loops or DS1's that use TDM technology, the FCC's exemption of hybrid fiber/copper loops that provide packet-based technology should not impact our current operations. In the future, as new packet-based technologies are deployed in the local loop infrastructure, this ruling by the FCC, if not reversed or appealed, could cause an adverse impact on our ability to compete with the ILECs for small to medium-sized business customers.

  •
  The FCC also exempted from unbundling any end-to-end fiber loop that is defined as fiber-to-the-home ("FTTH") for new greenfield developments. After the release of the triennial review order, the FCC issued an erratum that expanded the FTTH definition beyond residential dwellings to include end-to-end fiber loops that also extend all the way to a premise that would include small businesses that we might serve.

  •
  The FCC clarified two aspects of the pricing for UNEs: the cost of capital and depreciation. With respect to the cost of capital, the FCC found that the appropriate cost of capital was the risk associated with participating in a competitive market with facilities-based competition. The FCC also clarified that the cost of capital used by the states in setting UNE rates should include any unique risks associated with new services and that the cost of capital may vary by UNE. With respect to depreciation, the FCC clarified that it would appropriate for states to employ accelerated depreciation to reflect anticipated declines in asset values in a competitive market.

        In addition to the potential impact on our business from the hybrid/fiber loop and the FTTH sections of the triennial review order, the ILECs have filed petitions for reconsideration at the FCC seeking greater relief from certain additional aspects of the FCC's decision. These petitions seek to expand the FTTH new-build greenfield exemption to apply also to fiber-to-the-curb deployments as well. We and other competitive carriers are opposing these petitions at the FCC, and a decision could be forthcoming in the next few months.

        The incumbent local exchange carriers appealed to the D.C. Circuit Court of Appeals the sections of the triennial review order relating to the whether competitive carriers were impaired without access to mass market switching, high capacity loops, and interoffice transport and the FCC's decision to delegate to the state regulatory commissions the authority to establish the market definition for the impairment analysis and whether competitive carriers were impaired without access to these elements. In addition, the incumbent local exchange carriers appealed the methodology for finding no impairment for these elements. We and other competitive carriers appealed the broadband sections of the triennial review order based on our view that the FCC's exemption of hybrid/fiber loops is unlawful and in violation of the Telecommunications Act of 1996. We and other competitive carriers sought a stay of this aspect of the triennial review order. The D.C. Circuit subsequently consolidated all stay motions and appeals of the triennial review order and issued its decision on March 3, 2004. Under this decision, the Court found that the FCC's nationwide determination that competitive carriers were impaired without access to mass market switching, high capacity loops, and interoffice transport was improper. In addition, the Court found that the FCC had improperly delegated authority to the state regulatory commissions to make the determination of market definition and impairment. Further, the Court upheld the broadband section of the triennial review order implementing unbundling limitations for hybrid fiber/copper loops and FTTH section of the triennial review order. If these determinations regarding access to high capacity loops, interoffice transport, EELs and the FTTH section are not ultimately overturned, it would prevent us from being able to provide services to small businesses in new greenfield developments and limit the technology that we can use to serve customers using hybrid loops.

        In addition, the D.C Circuit Court of Appeals set a deadline for its rules becoming effective of the later of 60 days following the March 3rd release of order or the date that the D.C. Circuit Court of Appeals refuses a request for rehearing of the decision. A majority of the FCC Commissioners has expressed intent to appeal the decision to the U.S. Supreme Court and seek a stay of the D.C. Circuit Court of Appeals' order. It is unclear whether the U.S. Department of Justice will support the majority of the FCC Commissioners' efforts to appeal the order or if the U.S. Supreme Court will grant a stay or agree to hear an appeal if one is sought. The failure of the D.C. Circuit Court of Appeals' order to be stayed could create significant uncertainty in the FCC's unbundling rules for a significant period of time and could have a material adverse impact on XO's and our ability to serve their existing customers and add new customers.

        On March 31, 2004, all five of the FCC Commissioners signed a letter urging the telecommunications industry to engage in a serious effort to reach mutually acceptable terms for offering unbundled network elements. The FCC has also petitioned the D.C. Circuit for a 45-day extension of the Court's mandate to allow the parties to negotiate a mutually acceptable solution and an extension of deadline for filing an appeal of the D.C. Circuit's decision to the U.S. Supreme Court. We have responded to the FCC Commissioner's letter with a letter committing to participate in the negotiations and to support the FCC's request for the 45-day extension.

        The Telecommunications Act of 1996 codifies the incumbent local carriers' equal access and nondiscrimination obligations and preempts inconsistent state regulation. It also contains special provisions that replace prior antitrust restrictions that prohibited the regional Bell operating companies (known in the industry as "RBOCs," there are currently four RBOCs—BellSouth, Qwest, SBC and Verizon) from providing, among other things, long distance services and engaging in telecommunications equipment manufacturing. Provisions of the Telecommunications Act of 1996 permit a RBOC to enter the long distance market in its in-region states if it satisfies several procedural and substantive requirements, including:

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

        The FCC has granted approval to the Bell operating companies to provide long distance service in every state in which they operate and the District of Columbia. The FCC granted the last such approval for Arizona on December 3, 2003. With their entry into the long distance market, the Bell companies are able to offer their customers both long distance and local telephone service and thereby compete with the "one stop shopping" and bundled service offerings offered by us.

        On May 8, 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. For example, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries with an annual cap of $2.25 billion and for services provided to rural health care providers with an annual cap of $400 million, and expanded the federal subsidies for local exchange telephone services provided to low-income consumers. The FCC more recently adopted rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. Providers of interstate telecommunications service, such as us, must pay for a portion of these programs. Our share of these federal subsidy funds is based on our share of certain defined interstate telecommunications end user gross revenues and, through the end of 2002, the FCC assessed such payments on the basis of a provider's revenue for the previous year. Beginning in 2003, the FCC assessed such payments based on projected revenues. In November 2002, the FCC issued a Notice of Proposed Rulemaking seeking further comment on whether it should substitute a connection based universal service contribution scheme for the current revenue based scheme. Under the FCC's proposal, carriers would contribute to the universal service fund based on the number and capacity of lines or telephone numbers provided to end users.

        The FCC has also issued a Notice of Proposed Rulemaking to undertake a comprehensive review of prices that the ILEC's charge competitors, such as us, for UNEs we use to serve our customers and to potentially revise the procedures and rules for calculating such prices. The FCC concluded that it would continue to base UNE prices on the forward-looking costs of providing such services. The FCC, however, tentatively concluded that its UNE pricing rules should more closely account for the real world attributes of routing and topography of the ILEC networks in developing of forward-looking costs. This process could result in an increase (possibly material) in the prices that we pay the ILECs for UNEs.

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

        Our access services compete with the services provided by the incumbent local exchange carriers. With limited exceptions, the current policy of the FCC for most interstate access services dictates that incumbent local exchange carriers charge all similarly situated customers the same price for the same service. Thus, the incumbent local exchange carriers generally cannot lower prices to certain customers without also lowering charges for the same service to all similarly situated customers in the same geographic area. The FCC has, however, adopted rules that significantly lessen the regulation of incumbent local exchange carriers that are subject to competition in their service areas and provide such incumbent local carriers with additional flexibility in pricing some interstate switched and special access services on a central office specific or customer specific basis. Pricing flexibility relieves incumbent local carriers from regulatory constraints in setting rates for services that are subject to competition and as a result, allows them to react more rapidly to market forces and to compete more effectively with us. Our services also compete with services provided by voice over Internet protocol (VoIP) service providers. Under the current FCC Rules, many VoIP carriers are taking the position that their services are exempt from access services and they are not paying access services to carriers that originate or terminate VoIP services. Several carriers have filed petitions with the FCC regarding whether VoIP services providers are obligated to pay access charges for traffic they originate and/or terminate. The FCC recently issued a Declaratory Ruling that certain VoIP services were information services and thus exempt from access charges. In addition, the FCC issued a Notice of Proposed Rulemaking to examine the proper regulatory classification for VoIP services and whether access charges are appropriate for these services.

        For additional information about federal regulation impacting our business, please see the discussion below under "Risk Factors."

        State Regulation.    The Telecommunications Act of 1996 is intended to increase competition in the telecommunications market, especially in the local exchange market. With respect to local services, incumbent local carriers are required to allow interconnection to their networks and to provide unbundled access to certain network facilities (UNEs). The scope of the incumbent local exchange carrier unbundling obligations is the subject of significant litigation as described in greater detail above and in the "Risk Factors" section.

        As a consequence of the FCC's triennial review order, all state regulatory agencies were to perform a granular analysis of their respective state to determine to what extent and in what locations competitive carriers like us would be impaired without access to incumbent local exchange switching, dedicated transport, and high capacity loops. Decisions by each state as to the scope of the ongoing availability of competitive carriers to each of these UNEs were scheduled to be made by July 2, 2004. The action of the US Court of Appeals for the District of Columbia Circuit ("DC Court") on March 3, 2004 in determining, among other things, that the FCC delegation to the states to perform this analysis was unlawful, creates serious doubt as to whether these state proceedings will continue. Although the DC Court has stayed its decision for 60 days and the FCC has requested an additional 45-day extension, a number of states have suspended these proceedings while many others are considering doing so. Some states, however, have indicated that they will continue with these proceedings until such time as the stay is lifted. We cannot predict which states, if any, will complete these proceedings and whether any impairment determinations by any such states will impact our continued access to UNEs.

        State regulatory agencies have also been empowered by the FCC and the Telecommunications Act of 1996 to determine the charges that incumbent carriers may impose for access to UNEs. By Federal law, the incumbent carrier may only impose charges for UNEs that they must make available under Section 251 of the Telecommunications Act of 1996 in accordance with a forward looking cost methodology called "Total Element Long Run Incremental Cost' ("TELRIC"). In addition, in the triennial review order, the FCC clarified certain aspects of the calculation of TELRIC: the cost of capital and depreciation. At present there are proceedings pending in a number of states in which we operate wherein the appropriate TELRIC rates are under review. Each of these proceedings has the potential to increase the cost of some or all of the UNEs used by us in our operations. One of these states, Ohio, has recently implemented increases in the UNE rates that may negatively impact operating margins for competitors including Allegiance and XO.

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

        In some states, we are also subject to licensing requirements with respect to our equipment installation and maintenance services. We intend to comply with all applicable state regulations, and as a general matter do not expect that these requirements of industry-wide applicability will have a material adverse effect on our business. However, no assurance can be given that the imposition of new regulatory burdens in a particular state will not impact the profitability of our services in that state.

        Local Regulation.    Both the business being sold to XO Communication, Inc. as well as Shared Technologies are subject to numerous local regulations such as building codes and licensing. Such regulations vary on a city-by-city and county-by-county basis. If we decide in the future to install our own fiber optic transmission facilities, we will need to obtain rights-of-way over private and publicly owned land. There can be no assurance that such rights-of-way will be available to us on economically reasonable or advantageous terms.

        State Legislation.    In certain states, the ILECs are sponsoring legislation that would (a) prohibit the state regulatory commission from requiring that ILECs offer UNEs in addition to those required by the FCC, and (b) prohibit the state regulatory commission from regulating high speed Internet access services—which includes all services and underlying facilities that provide transmission to the Internet or has the capability of transmitting data in excess of generally 144kbps/150kbps (or an ISDN line equivalent of traffic). If this legislation is passed in a state in which we operate, it could have a material adverse effect on our ability to offer broadband access services in that state and limit the state regulatory agencies' ability to create new unbundling requirements on the ILECs.

COMPETITION

        The telecommunications industry is highly competitive. We believe that the principal competitive factors affecting our business are customer service, competitive pricing, accurate billing and, to a lesser extent, variety of services. Our ability to compete effectively depends upon our ability to maintain high quality, market-driven services at prices that are competitive with those charged by our competitors. To maintain our competitive posture, we believe we must be in a position to match significant price movement and new product introductions of our primary competitors. Many of our current and potential competitors have financial, personnel and other resources, including brand name recognition, substantially greater than we have or expect to have in the near term.

        Competition for Local Telephone Services.    In each of our markets, we compete principally with the existing incumbent carriers serving that area, such as BellSouth, SBC, Verizon and Qwest. We typically price our basic local voice services at a discount to the ILEC's prices for comparable services. One of the objectives of the RBOCs is to be able to offer long distance service in their service territories and they have achieved this goal to a large extent. We believe the RBOCs expect to offset share losses in their local markets by capturing a significant percentage of the in-region long distance market, especially in the residential segment where the RBOCs' strong regional brand names and extensive advertising campaigns may be very successful. Recent reports indicate that Verizon and SBC are among the leading providers of long distance service in the country.

        We also face competition from other current and potential market entrants, including long distance carriers such as AT&T, MCI (formerly WorldCom) and Sprint. Each of these players is seeking to enter, reenter or expand entry into the local exchange market. Our competitors also include resellers of local exchange services, cable television companies, electric utilities, wireless carriers, providers of voice over Internet protocol (VoIP), and private networks built by large end users. Certain of these competitors have significant advantages over our company because they do not need to use the incumbent local exchange network in order to deliver their services to their customer. In addition, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors. We also compete with equipment vendors and installers and telecommunications management companies with respect to certain portions of our business.

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

        Competition for Long Distance Services.    The long distance telecommunications industry has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices in the long distance market have declined significantly in recent years and we expect them to continue to decline. We expect to face increasing competition from companies offering long distance data and voice services over the Internet using voice over Internet protocol (VoIP). Such companies could enjoy a significant cost advantage because there is considerable uncertainty about their obligation to pay carrier access charges or universal service fees. In addition to these competitors, wireless competitors and long distance carriers such as AT&T, MCI (formerly WorldCom) and Sprint, we also face competition from the RBOCs—the FCC has granted approval to the RBOCs to provide long distance service in every state and the District of Columbia in which they provide local exchange services. The FCC granted the last such approval for Arizona on December 3, 2003.

        Competition for Data/Internet Services.    The Internet services market is highly competitive and there are limited barriers to entry. We expect competition to continue to intensify, including as a result of the development of new technologies. Competitors in this market include, but are not limited to Internet service providers, other telecommunications companies, electric utilities, cable companies, online service providers and Internet software providers. Most of the RBOCs now offer high-speed data services.

        Competition for Customer Premises Equipment Sales and Maintenance.    Our Shared Technologies subsidiary competes mainly with the RBOCs, Nexteria and other national, regional, and local companies that provide customer premises equipment sales and maintenance services in each of our markets. The barriers to entry in this marketplace are relatively low and competition is high. Given that most competitors sell the same type of customer premises equipment, price and customer service are the key competitive factors. Shared Technologies tries to offset the price pressure by focusing on services that differentiate it from its competitors, by developing products such as KTWare and providing services such as e-book and the Guardian Service Program, as described under the caption "Information Systems—Other Systems."

EMPLOYEES

        As of December 31, 2003, we had 2,923 employees, down from 3,814 on December 31, 2002. Of the 2,923 employees as of December 31, 2003, 818 were in sales and sales administration and 601 were in our Shared Technologies subsidiary. Certain of our employees in our Shared Technologies subsidiary are covered by a collective bargaining agreement. Management believes our company's relationship with its employees is good.

RISK FACTORS

        Our businesses are subject to a number of risks including: (i) bankruptcy related risk factors; (ii) risk factors associated with the sale to XO Communications, Inc. not closing; (iii) risk factors relating to XO Communications, Inc.; (iv) risk factors relating to operations; (v) risk factors related to regulation; (vi) risk factors related to the acquisition of substantially all of the company's assets by XO; (vii) risk factors related to XO's common stock; and (viii) general business, financial and other risk factors associated with our Shared Technologies business. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of our company.

Bankruptcy Related Risk Factors

        Our operations have been affected and may continue to be disrupted due to the filing of the Chapter 11 proceeding. On May 14, 2003, we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The impact that the Chapter 11 cases have had on our operations cannot be accurately predicted or quantified. Since the announcement of the amendment to our senior credit agreement in November 2002, the challenge of selling our telecommunications products and services to new and existing customers has increased. In particular, since the announcement of our receipt of a going concern qualification from our independent public accountants in March 2003, customers have in some cases declined to conduct business with our company and certain vendors have either declined to conduct business with us or have asked for deposits, letters of credit and other forms of security prior to providing services to us. Since we have filed petitions for relief under Chapter 11 of the Bankruptcy Code, these challenges of selling our telecommunications products and services to new and existing customers have continued and increased. In addition, we have had difficulty in obtaining bid and performance bonds that are required by some customers of our Shared Technologies business. We have also experienced the loss of talented key employees and could experience more losses of key talent in the future attributable to our reorganization efforts. The continuation of the Chapter 11 cases could further adversely affect our operations and our current and potential relationships with our customers, employees, suppliers, and other representatives.

        The proposed Plan of Reorganization we have filed may not be acceptable to our creditors and other stakeholders and/or may not be confirmed by the Bankruptcy Court. Although we believe that the proposed Plan of Reorganization will satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion and that the creditors will approve it. Moreover, there can be no assurance that modifications to the Plan will not be required for confirmation or that such modifications would not necessitate the resolicitation of votes. In the event any impaired class of claims does not accept our proposed Plan, the Bankruptcy Court may nevertheless confirm the Plan at our request if at least one impaired class has accepted the Plan (such acceptance being determined without including the vote of any "insider" in such class), and, as to each impaired class that has not accepted our Plan, if the Bankruptcy Court determines that the Plan "does not discriminate unfairly" and is "fair and equitable" with respect to the dissenting Impaired classes. We believe that our proposed Plan of Reorganization satisfies these requirements. However, if our proposed Plan is not confirmed and/or an alternative reorganization cannot be agreed upon, it is possible that the Company may elect to sell its assets to XO Communications, Inc. under Section 363 of Chapter 11 of the Bankruptcy Code. If the proposed Plan of Reorganization we have filed with the Bankruptcy Court is not ultimately approved and we do not elect to undertake an alternative reorganization, the amount of consideration available to the debt holders of the Company may be substantially reduced and we do not in any event expect any consideration to be available to our equity and common stock holders.

        Our high-yield bonds are unsecured and located at our holding company and as a result the proposed Plan of Reorganization, may substantially reduce the value of our bonds, potentially to zero. We operate our business through subsidiaries and have no material assets at our holding company, Allegiance Telecom, Inc., other than the common stock of our main operating company, Allegiance Telecom Company Worldwide. Our holding company is the issuer of our common stock and our high-yield bonds. These securities are not guaranteed by any of our operating subsidiaries and therefore have no claims against the assets of those operating subsidiaries. As such, all of the assets of those operating subsidiaries are subject to the claims of our senior secured creditors and our unsecured creditors at our subsidiary operating companies. Moreover, the only material asset of our holding company, the common stock of our main operating company, Allegiance Telecom Company Worldwide, is pledged as collateral to our senior secured creditors. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities (i.e., our senior secured debt) of a debtor need to be satisfied before unsecured creditors or stockholders are entitled to any distribution. Under our proposed Plan, the administrative claimants and priority claims holders with claims against the Company and any of its subsidiaries along with the senior secured debt holders will receive cash equal to the entire amount of their allowed claim and the unsecured creditors of Allegiance Telecom, Inc. and all of its subsidiaries shall receive three classes of certificates reflecting the creditors' beneficial ownership interest in: the XO common stock delivered as part of the sale transaction, the stock of the Shared Technologies business, and other assets of the Company. The timing and manner of distributing of the assets of the liquidating trust, including the XO common stock and the common stock of the reorganized Shared Technologies, have not been determined but it is possible that the liquidating trust will retain these assets for some time and perhaps sell the XO or Shared Technologies common stock in one or more transactions and distribute the proceeds under the terms of the Plan. The nature and transferability of the ownership interests our creditors will receive in such liquidating trust have also not yet been defined. The unsecured creditors may be able to elect to receive cash in lieu of receiving certificates evidencing ownership in a reorganized Shared Technologies business or XO stock. If the amount of claims of unsecured creditors making the cash election exceeds the amount of cash available, the unsecured creditors of Allegiance Telecom Company Worldwide will receive cash in full before the unsecured creditors of Allegiance Telecom, Inc. receive any cash, and, if there is insufficient cash to satisfy all of the unsecured creditors of Allegiance Telecom Company Worldwide making a cash election, such creditors making the election will receive a pro-rata share of the cash. If there is insufficient cash to pay all unsecured creditors of Allegiance Telecom, Inc. making a cash election after satisfying in full all unsecured creditors of Allegiance Telecom Company Worldwide making the cash election, the Allegiance Telecom, Inc. unsecured creditors making the cash election will receive a pro-rata share of the remaining cash.

        Under the XO Asset Purchase Agreement, we have undertaken the responsibility for paying certain cures associated with contracts with incumbent local exchange carriers that are being assumed by our reorganized operating subsidiaries. In addition, we have some additional liability for paying for cures under agreements being assumed by our reorganized Shared Technologies business and for those other contracts being assumed and assigned to XO. We believe that the amounts that we will be obligated to pay to cure financial defaults under assumed agreements will not exceed the amount of cash remaining after we satisfy amounts owed under the senior secured loans. However, there can be no assurance that the cure amounts will not exceed our projections and could leave us with insufficient cash to pay the senior secured lenders in full. In such event, any shortfall in distributions would reduce any amounts distributed to our bondholders and other creditors.

        In light of the foregoing, we consider the value of our bonds to be highly speculative. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any of such securities and claims.

        Our proposed Plan of Reorganization provides that the common stock holders receive no distributions under the Plan and as a result our common stock will have no value. Under our proposed Plan of Reorganization, our common stock holders will receive no value as part of the reorganization. In light of the foregoing, we consider our common stock to be worthless.

        The success of the liquidating trust and the ultimate distribution of the proceeds of the sale of our assets and the stock of a reorganized Shared Technologies depend on key personnel that the trust may not be able to retain. The success of the liquidating trust, the wind-down of our company and the distributions, if any, under our proposed Plan of Reorganization depends on a large part on our ability to retain key existing Allegiance employees in the liquidating trust. There can be no assurance that we will be able to retain the existing key Allegiance employees or replace them if they leave. The loss of the services of one or more key individuals could materially and adversely affect the timeliness and ultimate distributions, if any, under our proposed Plan of Reorganization.

Risks Factors Associated With the Sale to XO Communications, Inc. Not Closing

        If the sale to XO Communications does not close, we may not be able to continue to operate. On February 18, 2004 the Company entered into an Asset Purchase Agreement with XO, and the Bankruptcy Court approved the XO Asset Purchase Agreement on February 20, 2004. Under the XO Asset Purchase Agreement, XO will purchase the stock of the operating subsidiaries of the Company as well as substantially all of the other assets of our company, except our Shared Technologies customer premises installation and maintenance business, our shared hosting business, our dedicated dial-up access services business operated under an agreement with Level 3, and certain other assets. The transaction is structured so that once certain governmental approvals are received, XO is obligated to place into escrow the consideration for the purchase and XO will be able to operate the assets it is acquiring under an operating agreement subject to Allegiance's consent and in accordance with applicable law, regulations, and tariffs. These governmental approvals were obtained by April 5, 2004. XO has placed into escrow the consideration for the purchase of our company and began operating the acquired assets of our company pursuant to the operating agreement. As a result, XO has now assumed the risk of loss of our business and XO's obligation to close the sale has become unconditional and irrevocable subject to our ability to terminate the XO Asset Purchase Agreement under certain specified circumstances. The XO Asset Purchase Agreement provides that we may terminate the XO Asset Purchase Agreement after closing into escrow but before final closing, if, among other things, XO breaches the XO Asset Purchase Agreement. Final closing will occur under the XO Asset Purchase Agreement when our Plan or Reorganization is confirmed and becomes effective, unless either party elects to proceed without a plan of reorganization. On March 18, 2004, we filed our Disclosure Statement and Plan of Reorganization with the Bankruptcy Court and the hearing is scheduled to be heard on April 16, 2004. Given that XO has the risk of loss and XO's obligation to close is now unconditional and irrevocable, we believe that there is little likelihood that the sale transaction will not close. However, events may occur in our bankruptcy, in XO's financial condition or otherwise that may interfere with or prevent a closing and therefore there is a risk that the sale to XO will not close and we can make no assurance that the sale to XO will ultimately close.

        We have incurred operating and net losses every year since we began operations. We have invested significant amounts of capital and other expenditures in developing our business and deploying our networks, systems and services and we will continue to invest capital for the operation of our business. We will continue to have significant operating and net losses in our business until we establish a sufficient revenue-generating customer base to cover our costs. For the year ended December 31, 2003, we had an operating loss of $275.4 million and net losses including reorganization items of $360.0 million.

        We have experienced significant churn in our sales force over the year and we may not be able to replace departing sales persons if the XO sale does not close. We rely significantly on our retail sales force for revenue growth and churn reduction. We have experienced significant churn in our sales force as a result of the bankruptcy process and the announced sale to Qwest and then XO. If the XO sale does not close and we are unable to attract and retain satisfactory sales personnel, we may not be able to continue to maintain current revenue amounts and that could have a material adverse effect on the business.

        Our largest customer in 2003 was Level 3, who is the assignee of Genuity Solutions Inc.'s interest in the Genuity/Allegiance Integrated Network Solution Purchase Agreement. Revenues from this contract were $111.9 million and $90.3 million for the years ended December 31, 2003 and 2002, respectively. This represented 14% and 12% of our total revenues for those years ended, respectively, and 40% and 33% of our data revenues for the same periods. In addition, a majority of the reciprocal compensation earned by us from other carriers is a result of the other carriers terminating the Level 3 traffic on our networks. Reciprocal compensation revenues for the years ended December 31, 2003 and 2002 were $23.3 million and $33.0 million, respectively. The Company and Level 3 have entered into a Settlement Agreement under which, if closed, Level 3 will cease to be our largest customer and we will have substantially reduced service revenues. In addition, if the Settlement Agreement closes, the Company will have reduced reciprocal compensation revenue. Even if the Settlement Agreement is not closed, as a result of the reduction of services contemplated under this agreement, the revenues associated with this customer will be substantially reduced. The resulting reduction in revenue (including reduction in reciprocal compensation revenues) would have a material adverse effect on us. Even if the Settlement Agreement does not close, if we fail to meet the performance warranties under this contract or fulfill certain other obligations under this contract, Level 3 may be allowed to offset future payments to us and, if such failure continues for an extended period of time, Level 3 could terminate this contract. The contract contains specific provisions that allow Level 3 (a) to decrease its purchase commitment in certain situations, including but not limited to, if Level 3's customer, AOL, reduces its services with Level 3 under Level 3's contract with AOL, or (b) to decrease the purchase commitment or terminate the contract if Level 3 receives a bona fide competitive offer for a certain amount of services from a third party for services similar in type to the services provided by Company under the contract and the Company does not agree to reduce its prices to match the competitive offer. In addition, if the Company matches any qualifying competitive offer from a third party, the Company could experience reduced revenues. The resulting reduction in revenue (including reduction in reciprocal compensation revenues) and/or loss of this contract would have a material adverse effect on us. Please see the discussion of this customer contract under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        If the sale to XO Communications were not to close, we do not believe we could implement sufficient cost-cutting measures to offset such decrease in revenues resulting from the loss of the revenues under the Level 3 contract and we may not be able to replace the revenues in a short period of time. As a result, the Company may not be able to continue to operate and may be forced into liquidation. In a liquidation, the common stock would remain worthless and holders of our bonds may receive considerably less than they would receive under the proposed Plan of Reorganization which is less than the face amount of such bonds. Potentially the holders of our bonds could receive little or no value. Even if we are able to emerge from bankruptcy, if XO does not complete the acquisition, we can make no assurances that we will achieve or sustain profitability or generate sufficient operating income to meet our working capital, capital expenditure and debt service requirements. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any of our securities or claims.

Risk Factors Relating to XO Communications, Inc. ("XO")

        An investment in our securities involves all of the risks associated with an investment in XO common stock because such stock will be issued to us as part of the consideration under the XO Asset Purchase Agreement and upon final closing under such agreement, ultimately will be distributed to our creditors in accordance with our proposed Plan of Reorganization. We are generally not in a position to know all of those risks associated with an investment in XO or to know any of them accurately. Investors in our securities are urged to review the SEC filings made by XO, and in particular the risk factors set forth in the XO Annual Report on Form 10-K filed with respect to the year ended December 31, 2003. We make no representation as to the accuracy or completeness, however, as to any such filings or such risk factors.

Risk Factors Relating to Operations

        One of our primary invoice processing vendors has a "going concern" qualification and any financial difficulties experienced by it could have an adverse impact on the revenues we are selling to XO. We have an invoice processing agreement (the "Billing Agreement") with Daleen Solutions, Inc. ("Daleen"). Daleen is one of our primary invoice processing vendors for billing of customers and we believe that the amounts paid by us under the Billing Agreement represent a substantial portion of Daleen's revenues. The original term of the Billing Agreement expired on December 31, 2003 and automatically renews for additional one-year terms, unless either party gives the other party notice of its intent to not renew this agreement at least sixty days prior to the expiration of then existing term. On October 30, 2003, Daleen notified us that it was electing to not renew the Billing Agreement, but that it would like to discuss the terms of a new contract. On October 31, 2003, Daleen filed a Motion For Relief From the Automatic Stay Under Section 362 of the Bankruptcy Code ("Motion") seeking relief from the automatic stay so that it could send us notice of its intent to elect to not renew the Billing Agreement. On November 19, 2003, the Bankruptcy Court denied Daleen's Motion. As a result of the Court's decision, the Billing Agreement renewed on December 31, 2003 for an additional one-year term on the same terms and conditions as the existing Billing Agreement.

        On January 30, 2003 and again on February 2, 2004, Daleen Technologies, Inc.'s auditors, KPMG LLP, issued an Independent Auditors' Report on Daleen Technologies, Inc. that contained a "going concern" qualification. Daleen is a wholly owned subsidiary of Daleen Technologies, Inc. ("Daleen Technologies"). On May 21, 2003, Daleen Technologies filed a Form 8-K with the Securities and Exchange Commission warning that if we fail to continue business with Daleen Technologies and Daleen Technologies fails to obtain additional financing or fails to engage in one or more strategic alternatives, it may have a material adverse effect on Daleen Technologies' ability to operate as a going concern. In addition, on October 31, 2003, Daleen Technologies filed a Form 8-K with the Securities and Exchange Commission warning that if we cease to do business with Daleen Technologies and Daleen Technologies fails to obtain additional financing or fails to engage in one or more strategic alternatives, it may have a material adverse effect on Daleen Technologies' ability to operate as a going concern.

        While we are currently migrating our customers off of the Daleen service, there can be no assurance that Daleen will remain in business through the migration of our customers off the Daleen service or provide the services required under the Billing Agreement. If Daleen Technologies ceases to remain in business or fails to provide the services under the Billing Agreement, it may have a material adverse effect on our company and the business we are selling to XO.

        The financial results generated by the business we are selling XO could be adversely affected by churn and the financial difficulties of its customers. Our ability to retain customers and control churn (including line churn) is dependent on a number of factors, including, but not limited to, (a) our ability to provide quality service, customer care and accurate and timely billing, (b) our ability to offer competitive pricing and overcome so called "win-back" programs offered by our competitors, (c) our ability to timely meet the needs and demands of our customers, (d) our ability to properly incentivize our sales force to build strong customer relationships, (e) the economic viability of our customers (see the discussion in the following paragraph), (f) the strength and recovery of the United States economy, and (g) our ability to limit service disruptions as XO integrates our assets and operations with the XO assets and operations and optimizes networks and new billing platforms. We can make no assurances that our churn rates (including line churn) will not increase. If our churn rates (including line churn) increase or are higher than expected, this could have a material adverse effect on XO's business and prospects as XO will inherit these risks when they acquire substantially all of our assets and operations.

        The business being acquired by XO from us provides services to small and medium-sized businesses. Many of these businesses have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse effect on XO's financial results if it is unable to collect revenues from these customers or if such customers reject the customer's contract with XO in its bankruptcy or fail to renew their contracts with XO. In addition, among other things, companies in financial difficulty may be less likely to expand their operations and related demand for communications services and to migrate from dial-up Internet connections to more advanced dedicated connections such as those that XO offers.

        Significant competition in providing long distance and Internet services could reduce the demand for and profitability of the business we are selling XO. Significant competition exists in the market for long distance and Internet services. Many of the competitors in these markets have greater financial, technological, marketing, personnel and other resources than those available to us.

        The long distance telecommunications market has numerous entities competing for the same customers and a high average turnover rate, as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We have traditionally faced competition from large carriers such as AT&T, MCI (formerly WorldCom) and Sprint, wireless carriers and many smaller long distance carriers. Other competitors include regional Bell operating companies providing long distance services outside of their local service area and, with the removal of regulatory barriers, long distance services within such local service areas, other competitive local carriers, microwave and satellite carriers and private networks owned by large end users. The FCC has granted approval to BellSouth, Verizon, SBC, and Qwest to provide in-region long distance service in every state and the District of Columbia where they provide local exchange services. The business we are selling XO may also increasingly face competition from companies offering local and long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because they do not currently pay many of the charges or fees that we have to pay.

        The Internet services market is highly competitive and there are limited barriers to entry. We expect that competition will continue to intensify. Significant competitors in this market include but are not limited to, Internet service providers, incumbent local carriers, other telecommunications companies, electric utilities, online service providers, cable companies, and Internet software providers.

        Labor difficulties at our major suppliers, including the ILECs, could have an adverse effect on our operations. Many of our suppliers, including the ILECs, have employees covered by collective bargaining agreements. For example, news reports indicate that SBC Communications Inc. and Communications Workers of America (CWA), who represents a significant number of SBC Communications, have not reached agreement on a new contract, and that CWA has sent SBC notice that the workers represented by CWA may go on strike. There can be no assurance that SBC and CWA will reach agreement and that CWA will not engage in a work stoppage, slowdown, or strike. If SBC, or any of our suppliers, experience a work slowdown, stoppage, or strike, it may impact our ability to install new customers and service existing customers. If we are unable to install new customers or service existing customers, it could have an adverse effect on our operations and our financial results.

Risk Factors Relating to Regulation

        Attempts to limit the basic competitive framework of the Telecom Act could interfere with the successful implementation of XO's business plan. Successful implementation of our and XO's business plan is predicated on the assumption that the basic framework for competition in the local exchange services market established by the Telecom Act will remain in place. We expect that there will be attempts to limit or eliminate this basic framework through a combination of federal legislation, new rulemakings by the FCC and challenges to existing and proposed regulations by the RBOCs. It is not possible to predict the nature of any such action or its impact on our or XO's business and operations.

        We may not be able to continue to connect our network to the incumbent local exchange carrier's network or maintain Internet peering arrangements on favorable terms, which would impair the growth and performance. We are required to be a party to interconnection agreements with the incumbent local exchange carrier and certain independent local exchange carriers or ILECs in order to connect our customers to the public telephone network. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets.

        Peering agreements with Internet service providers allow us to access the Internet and exchange transit with these providers. Depending on the relative size of the carriers involved, these exchanges may be made without settlement charge. Recently, many Internet service providers that had previously offered peering have reduced or eliminated peering relationships or are establishing new, more restrictive criteria for peering and an increasing number of these service providers are seeking to impose charges for transit. Increases in costs associated with Internet and exchange transit could have a material adverse effect on our margins for our products that require Internet access. We may not be able to renegotiate or maintain peering arrangements on favorable terms, which could impair our growth and performance.

        The Company has experienced difficulties also with receiving payment from the incumbent local exchange carriers on reciprocal compensation, access charges, and other services provided by the Company to them. These balances in some instances may be significant and material. The Company has generally been able to reach mutually acceptable settlements of these amounts in the past, but there can be no assurance that we will be able to do so in the future. If we do not receive payments from the incumbent local exchange carriers with respect to these services provided by us to them and/or if we are unable to reach settlement agreements for the incumbent local exchange companies to pay amounts owed to it, it could have a material adverse effect on us.

        The regulation of facilities that we and XO can purchase from the incumbent local carriers involves uncertainties, and the resolution of these uncertainties could adversely affect XO's business. Although the incumbent local carriers are required under the Telecommunications Act of 1996 to unbundle and make available certain elements of their network and permit XO and us to purchase only the origination and termination services that we need, thereby decreasing XO's and our capital and operating expenses, such unbundling may not be done as quickly as we require, may be priced higher than we expect, and/or the incumbent local exchange carriers may erect barriers to use of such elements. For example, see the discussion concerning federal and state TELRIC proceedings addressing the cost of access to UNEs in the Federal and State Regulation sections. This is important because our business being acquired by XO relies on the facilities of these other carriers to provide services to our customers. Our ability to obtain these agreements on favorable terms, and the time and expense involved in negotiating them, can be adversely affected by legal and regulatory developments.

        The United States Supreme Court vacated a FCC rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court's interpretation of the law, and reaffirmed the availability of the UNEs, including local loops and dedicated transport, the principal elements used by us. We use unbundled local loops and unbundled high capacity digital loops to connect customer locations to voice and data transmission equipment colocated in the incumbent local carriers' central offices, and dedicated transport to connect transmission equipment to its switches and data equipment which are generally located at its central offices. The FCC also stated its intention to review every three years the unbundling obligations of incumbent local exchange carriers. The U.S. Court of Appeals for the District of Columbia Circuit remanded (except for line-sharing), but did not vacate, the FCC's Order on May 24, 2002. The FCC's request for rehearing of that decision was denied, but the Court agreed to delay until February 20, 2003 the issuance of the mandate. On February 20, 2003, the FCC announced its decision in the triennial review as briefly discussed below. While these court and FCC proceedings were pending, the Company entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier's approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we or XO will be able to obtain renewal of these agreements on as favorable terms when they expire. The incumbent local exchange carriers have in each instance requested renegotiation of the Company's interconnection agreements, and in certain instances petitioned the state regulatory commission for arbitration of provisions relating to the triennial review.

        Our facilities-based network allows us to control much of our network but we are still dependent on certain essential network elements that we lease from incumbent carriers. On December 20, 2001, the FCC released a Notice of Proposed Rulemaking as part of its comprehensive "triennial review" of the unbundling rules it implemented on November 5, 1999. In this review, the FCC examined the circumstances under which incumbent local exchange carriers will be required to make parts of their networks available to carriers like our company on an unbundled basis under Section 251 of the Telecommunications Act of 1996. In particular, the FCC reviewed whether incumbents should be required to offer on an unbundled basis, among other things, local voice grade loops, unbundled network element platforms, high capacity loops such as those we use for many of our data and integrated voice and data services, subloops, network interface devices, the high-frequency portion of the loop, switching, and interoffice transmission facilities. The FCC announced its decision on February 20, 2003 in the triennial review proceeding and released the written order on August 21, 2003. In addition, the FCC has subsequently issued clarifications to the order through errata. General highlights of the triennial review order are as follows:

  •
  In general, the FCC's triennial review order revised its standard of review for determining when UNEs are made available to competitors. Specifically, the FCC's revised standard recognized the benefits of facilities-based competition and confirmed that continued provision of UNEs is essential to the growth of facilities-based networks such as those operated by competitive carriers.

  •
  With respect to unbundled switching, the FCC adopted a process whereby the state public utilities commission would consider whether competitors are impaired if they do not have access to the incumbent's switch services on a UNE basis under the regulatory construct known as unbundled network element platform ("UNE-P"). If upheld on appeal, we expect that this state review will result in a review of the hot cut process (transferring a customer from the incumbent's systems to competitive carrier's systems) and could potentially enhance their ability to transition new customers to their networks.

  •
  The decision also confirmed that facilities-based competitive carriers like us can continue to obtain access to loops in almost all markets. The FCC also clarified the conditions under which the Bell companies must make available unbundled loops for competitors. On transport issues, the FCC adopted a standard proposed by us whereby transport will be taken off the UNE list on a route-specific basis when there are two competitive wholesale providers of transport or three self-provisioned transport links by non-ILEC sources.

  •
  The FCC decision also makes it easier for competitive carriers like us to obtain Enhanced Extended Links ("EELs"). These are combinations of loops and transport that connect back to the competitive carrier's switch. Although we do not currently use EELs on an extensive basis, this aspect of the triennial review order may give us an opportunity to efficiently expand our facilities-based network to additional areas not directly accessed by our current colocation footprint and to potentially reduce the number of colocations we have, thereby reducing network costs.

  •
  The FCC exempted hybrid fiber/copper loops that provide packetized data transmission from the UNE rules. The FCC preserved access to high-capacity loops, such as DS1's, DS3's, dark fiber and copper subloops that transmit services using existing TDM (time division multiplexing) technology. Since virtually all of the Company's current business customers are served using unbundled copper loops or DS1's that use TDM technology, the FCC's exemption of hybrid fiber/copper loops that provide packet-based technology should not impact our Company's operations being acquired by XO. In the future, as new packet-based technologies are deployed in the local loop infrastructure, this ruling by the FCC, if upheld on appeal, could cause an adverse impact on XO's ability to compete with the ILECs for small to medium-sized business customers.

  •
  The FCC also exempted from unbundling any end-to-end fiber loop that is defined as fiber-to-the-home ("FTTH") for new greenfield developments. After the release of the triennial review order, the FCC issued an errata that expanded the FTTH definition beyond residential dwellings to include end-to-end fiber loops that also extend all the way to a premise that would include small businesses that we might serve.

  •
  The FCC clarified two aspects of the pricing for UNEs: the cost of capital and depreciation. With respect to the cost of capital, the FCC found that the appropriate cost of capital was the risk associated with participating in a competitive market with facilities-based competition. The FCC also clarified that the cost of capital used by the states in setting UNE rates should include any unique risks associated with new services and that the cost of capital may vary by UNE. With respect to depreciation, the FCC clarified that it would be appropriate for states to employ accelerated depreciation to reflect anticipated declines in asset values in a competitive market.

        In addition to the potential impact on our business from the hybrid/fiber loop and the FTTH sections of the triennial review, the ILECs have recently filed petitions for reconsideration at the FCC seeking greater relief from certain additional aspects of the FCC's decision. These petitions seek to expand the FTTH new-build greenfield exemption to apply also to fiber-to-the-curb deployments as well. We and other competitive carriers are opposing these petitions at the FCC, and a decision could be forthcoming in the next few months. If the FCC should grant one or more of these ILEC requests, it could materially reduce the number of small businesses that we can serve and would have a material adverse effect on our business.

        The incumbent local exchange carriers appealed in the D.C. Circuit Court of Appeals the sections of the triennial review order relating to the whether competitive carriers were impaired without access to mass market switching, high capacity loops, and interoffice transport and the FCC's decision to delegate to the state regulatory commissions the authority to establish the market definition for the impairment analysis and whether competitive carriers were impaired without access to these elements. In addition, the incumbent local exchange carriers appealed the methodology for finding no impairment for these elements. We and other competitive carriers appealed the broadband sections of the triennial review order based on our view that the FCC's exemption of hybrid/fiber loops is unlawful and in violation of the Telecommunications Act of 1996. We and other competitive carriers sought a stay of this aspect of the triennial review order. The D.C. Circuit subsequently consolidated all stay motions and appeals of the triennial review order and issued its decision on March 3, 2004. Under this decision, the Court found that the FCC's nationwide determination that competitive carriers were impaired without access to mass market switching, high capacity loops, and interoffice transport was improper. In addition, the Court found that the FCC had improperly delegated authority to the state regulatory commissions to make the determination of market definition and impairment. Further, the Court upheld the broadband section of the triennial review order implementing unbundling limitations for hybrid fiber/copper loops and FTTH section of the triennial review order. If these determinations regarding access to high capacity loops interoffice transport, EEL and the FTTH section are not ultimately overturned, it could prevent us and XO from being able to provide services to small businesses in new greenfield developments.

        In addition, the D.C Circuit Court of Appeals set a deadline for its rules becoming effective of the later of 60 days following the March 3, 2004 release of order or the date that the D.C. Circuit Court of Appeals refuses a request for rehearing of the decision. A majority of the FCC Commissioners has expressed an intent to appeal the decision to the U.S. Supreme Court and seek a stay of the D.C. Circuit Court of Appeals' order. It is unclear whether the U.S. Department of Justice will support the majority of the FCC Commissioners' efforts to appeal the order or if the U.S. Supreme Court will grant a stay or agree to hear an appeal if one is sought. On March 31, 2004, all five of the FCC Commissioners signed a letter urging the telecommunications industry to engage in a serious effort to reach mutually acceptable terms for offering unbundled network elements. The FCC has also petitioned the D.C. Circuit for a 45-day extension of the Court's mandate to allow the parties to negotiate a mutually acceptable solution and an extension of deadline for filing an appeal of the D.C. Circuit's decision to the U.S. Supreme Court. We have responded to the FCC Commissioner's letter with a letter committing to participate in the negotiations and to support the FCC's request for the 45-day extension. The failure of the D.C. Circuit Court of Appeals' order to be stayed or a failure to reach an agreement with the ILECs could create significant uncertainty in the FCC's unbundling rules for a significant period of time and could have a material adverse impact on XO's and our ability to serve their existing customers and add new customers.

        Any action by the FCC, state regulators or the courts limiting the availability of UNEs, especially unbundled local loops, network interface devices or interoffice transmission facilities, could increase our costs and otherwise have a material adverse impact on the business we are selling to XO. On February 15, 2002, the FCC released a Notice of Proposed Rulemaking requesting comment on the future regulatory treatment of wireline broadband Internet access services. The FCC has tentatively concluded that when an entity provides wireline broadband Internet access over its own transmission facilities, the service should be classified as an information service, rather than a telecommunications service. If the FCC adopts this conclusion, wireline broadband Internet access services provided by local exchange carriers would be subject to substantially less regulation, and this could result in the incumbent carriers not having to provide unbundled loops or unbundled high capacity digital loops over the lines used by us to provide broadband Internet access. The business being acquired by XO from our company purchases unbundled high capacity digital loops from incumbent carriers to provide its own broadband Internet access service and integrated access service. Any curtailment of the incumbent carriers' unbundling obligations for the loop component used by them to provide broadband Internet access services or changes in the cost basis therefore could materially increase the costs associated with our services and adversely affect ours and XO's ability to compete effectively with the incumbent carriers' broadband Internet access products. Our current understanding is that the FCC will issue this rulemaking in the near future.

        In early May 2003, the Illinois legislature passed and the governor signed legislation that sought to significantly increase rates for unbundled local loops that SBC charges to competitors including us and XO in Illinois. A lawsuit was filed seeking to overturn the Illinois law in federal district court and seeking a stay of the effectiveness of the law. The district court overturned the law and stayed the effectiveness of the rate increase. The seventh circuit court of appeals upheld the lower district court decision but admonished the Illinois Commerce Commission to conclude its TELRIC proceeding addressing the costs of UNEs quickly. If SBC is able to convince the Commission to increase UNE loop rates to the level that SBC sought through this legislation, we and XO may have to significantly reduce or abandon our efforts to add new lines or customers in certain calling areas of Illinois and evaluate the viability of continuing to operate in the Chicago market. A decision by the Illinois Commerce Commission is expected in 2Q of 2004. If other states in which we operate were to enact similar legislation, it could have a material adverse impact on our business being sold to XO.

        The FCC has also issued a Notice of Proposed Rulemaking to undertake a comprehensive review of prices that the ILEC's charge competitors, such as us, for UNEs we use to serve our customers and to potentially revise the procedures and rules for calculating such prices. The FCC concluded that it would continue to base UNE prices on the forward-looking costs of providing such services. The FCC, however, tentatively concluded that its UNE pricing rules should more closely account for the real world attributes of routing and topography of the ILEC networks in development of forward-looking costs. This process could result in an increase (possibly material) in the prices that we pay the ILECs for UNEs.

        The regulation of voice over Internet protocol (VoIP) may have an adverse effect on the business we are selling to XO. Several carriers have filed petitions with the FCC regarding whether service providers using voice over Internet protocol (VoIP) are obligated to pay access charges for traffic they originate and/or terminate. The FCC recently issued a Declaratory Ruling that certain VoIP services were information services and thus exempt from access charges. In addition, the FCC issued a Notice of Proposed Rulemaking to examine the proper regulatory classification for VoIP services and whether access charges are appropriate for these services. If service providers using VolP are able to avoid access charges and state regulation, it may have a material adverse impact on the revenues of the business we are selling to XO.

        The regulation of access charges involves uncertainties, and the resolution of these uncertainties could adversely affect our business. The business we are selling to XO earns "access charge" revenue by connecting voice service customers to their selected toll and long distance carriers for outbound calls or by delivering inbound toll and long distance traffic to our voice service customers. The Company's interstate access charges were filed largely mirroring those used by the National Exchange Carrier Association ("NECA"), an association of independent local exchange carriers, and the Company's state access charges were generally set at rates comparable to those set by state associations similar to NECA or of individual incumbent carriers operating in other areas within the same state. These charges are generally higher than those charged by the larger incumbent local exchange carriers operating in the same areas because these large incumbent local exchange carriers have many more customers and therefore have lower per unit costs. Access charges are intended to compensate the local exchange carrier for the costs incurred in originating and terminating toll and long distance calls on its network and we believe our company's access charges are appropriately set at levels approximately the same as those of the smaller carriers, but we anticipate that these rates will decline over time. XO may have to adjust our switched access rates to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on the business we are selling to XO. We have entered into a limited number of agreements with other carriers regarding access rates that settled certain access charge disputes. We have already rejected one of these access agreements and re-negotiated another. XO under the XO Asset Purchase Agreement has the right to determine whether the remaining agreements will be rejected or assumed. XO has not completed the process of evaluating the remaining agreements to determine whether to reject or assume these agreements in our Chapter 11 cases. There can be no assurance that we will be able to reject those remaining access agreements; if we are able to reject such agreements, we believe the other carriers may be obligated to pay XO for access at our higher tariffed rates for those calls originating and terminating on the assets being acquired by XO which could increase XO's access revenues.

        On April 27, 2001, the FCC issued a Report and Order in the Access Charge Reform docket addressing competitive local exchange carrier interstate access charge rates. The FCC established safe harbor benchmark interstate rates that decrease over three years to the rates charged by incumbent local exchange carriers. The FCC stated that interexchange carriers must pay the benchmark rates for the interstate access services they receive or face suit in federal court. AT&T has appealed the FCC's Report and Order to the U.S. Court of Appeals for the District of Columbia Circuit. On April 27, 2001, the FCC also released a Notice of Proposed Rulemaking pursuant to which it is examining all forms of intercarrier compensation including access charges, and seeks comment on the feasibility of adopting a bill-and-keep approach for all such compensation. Federally mandated reductions in access charges or adoption of a bill-and-keep approach could have a material adverse effect on our business if we are unable to offset them with other revenues.

        On May 31, 2002, WorldCom Network Services, Inc. filed an informal complaint against us at the FCC claiming that it is entitled to a refund of a portion of the interstate switched access charges paid by WorldCom to us prior to the effective date of the safe harbor benchmark rates that it alleges were unjust and unreasonable. We have since settled this matter, along with other disputes that each party had against the other. The settlement was effective April 15, 2003 and was approved by the Bankruptcy Court in the WorldCom Chapter 11 proceeding on May 28, 2003. XO is evaluating whether to assume or reject this agreement in our Chapter 11 cases.

        On May 31, 2000, the FCC approved a proposal made by a coalition of the largest incumbent local carriers, AT&T and Sprint, to restructure interstate access charges. Pursuant to the proposal, certain incumbent carriers, designated as "price cap" incumbent local carriers, are required to reduce their interstate access rates to targeted levels approved by the FCC or submit cost studies to justify different rates. The implementation of the FCC's decision may lead to an industry-wide reduction in interstate access rates, even by those carriers that are not bound by the decision, including smaller carriers. Reduction in interstate access rates may have a material adverse effect on our business unless we are able to offset the access revenues with other revenues.

        Several states in which we are offering intrastate access services through the assets being acquired from the Company, including Colorado, Maryland, Massachusetts, Missouri, New Jersey, New York, Texas, Virginia and Washington, have proposed or required that access charges of competitive local carriers be capped at the rates charged by incumbent local carriers operating in the same area as the competitive local carriers with respect to calls originating or terminating in such area, except where the competitive carrier can establish that its costs justify a higher access rate through a formal cost proceeding. Other states may enact similar requirements. It may also be more likely that many states will use the same approach for intrastate long distance as the FCC ultimately decides to use for interstate long distance. If these proposals are adopted, they could have a material adverse effect on our business and XO's revenues.

        We could lose revenues if calls to Internet service providers are treated as long distance interstate calls. We have traditionally earned "reciprocal compensation" revenue by terminating on our network, local calls that originate on another carrier's network. We believe that under the Telecommunications Act of 1996, other local exchange carriers should have to compensate local carriers when their customers place calls to their customers who are Internet service providers. Most incumbent local carriers disagree. A majority of our reciprocal compensation revenues result from calls to our customers that are Internet service providers, such as Level 3. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our and XO's ability to service this group of customers profitably and could have a material adverse effect on the business we are selling to XO. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we have recognized such revenue only when realization of it is probable. In addition, the per minute compensation rates the FCC established for calls to Internet service providers under new interconnection agreements are significantly lower than the reciprocal compensation rates under our previous agreements. On December 24, 2003, the Minnesota Public Utilities Commission affirmed its approval of a rate of zero cents for the end-office switching component of terminating local calls subject to reciprocal compensation, except for calls to Internet service providers. We believe, based on the recommendation of the Commission staff, that this reduction will not take place until we negotiate and execute an amendment to our interconnection agreement with Qwest in Minnesota to reflect this regulatory change. While this ruling does not apply to Internet bound calls, these reductions in compensation will, nonetheless, have a material adverse effect on us if we are unable to offset them with other revenues.

        The obligation to pay reciprocal compensation does not extend to long distance interstate calls. The FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but also determined that its current rules neither required nor prohibited the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions had authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as "local" traffic. On April 27, 2001, the FCC issued its Order on remand from the Court of Appeals and concluded that it had erred in its analysis of Internet traffic in the Declaratory Ruling. In its new Order, the FCC categorized such traffic as "information access" and held that it is not subject to reciprocal compensation obligations. Nonetheless, it established an interim, transitional recovery mechanism pursuant to which Internet service provider traffic will continue to be compensated, but at rates declining over a period of three years. In a decision issued May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit remanded for further proceedings, but did not vacate, the FCC's Order on remand, holding that the section of the Act on which the FCC relied did not support its conclusion that Internet service provider traffic is not subject to reciprocal compensation. In a Notice of Proposed Rulemaking released April 27, 2001, the FCC initiated a rulemaking to examine all forms of intercarrier compensation, including reciprocal compensation, and sought comment on the feasibility of adopting a bill-and-keep approach for such compensation. Federally mandated reductions in reciprocal compensation will have a material adverse effect on the business we are selling XO if we or XO are unable to offset them with other revenues. Additional disputes over the appropriate treatment of Internet service provider traffic are expected.

Risk Factors Related to the Acquisition of Substantially All of the Company's Assets by XO

        XO may not successfully consummate the acquisition of substantially all of our company's assets. XO's acquisition of substantially all of the assets of our company has been approved by the U.S. Bankruptcy Court and certain governmental agencies, and XO's obligation to close the transactions under the XO Asset Purchase Agreement have now become unconditional and irrevocable under the terms of that agreement. Given that XO has the risk of loss and XO's obligation to close is now unconditional and irrevocable, we believe that there is little likelihood that the sale transaction will not close. However, events may occur in our bankruptcy, in XO's financial condition or otherwise that may interfere with or prevent a closing and therefore there is a risk that the sale to XO will not close and we can make no assurance that the sale to XO will ultimately close. In such event, XO will not be able to realize the improvements in XO's network infrastructure and resulting competitive advantages associated with XO's ownership of our company's assets.

        The acquisition of the company by XO may be difficult to integrate, disrupt XO's business, dilute XO's stockholders and divert management attention. Acquisitions involve risks and present issues, including, among others:

  •
  key Allegiance employees may not be retained by or may not join XO;

  •
  the difficulty of integrating the acquired operations of our company, including provisioning, billing and customer service systems;

  •
  the diversion of personnel from other business concerns and potential disruption of XO's ongoing business;

  •
  expectations of financial results not being met;

  •
  unanticipated costs associated with the acquisition of the assets of our company;

  •
  the difficulty in combining the service offerings of the assets of our company with XO's existing service offerings;

  •
  the inability of XO management to maintain uniform standards, controls, procedures and policies;

  •
  the impairment of relationships with employees or customers of our company as a result of changes in management or otherwise arising out of such transactions;

  •
  use of significant amount of XO's available cash to purchase the assets of our company; and

  •
  dilution of current XO stockholders due to issuances of additional securities as consideration for acquisitions.

        We can make no assurance that XO will be able to successfully integrate acquired businesses or operations of our company that it is acquiring. In addition, XO may not achieve the anticipated benefits from the acquisition of our company. If XO fails to achieve the anticipated benefits from the acquisition of our company, it may incur increased expenses and experience a shortfall in its anticipated revenues and XO may not obtain a satisfactory return on its investment.

        XO may not realize the network and selling, operating, and administrative synergies that XO estimates in connection with the acquisition of substantially all of our company's assets. While our company has been told that XO is confident that XO has correctly estimated the potential network and selling, operating, and administrative synergies that XO can realize in connection with the acquisition of the Allegiance assets, it is possible that XO's estimates could prove to be incorrect. For example, XO may discover during the process of integrating our assets into XO's network and business infrastructures that some of the acquired assets require greater maintenance or earlier replacement than originally anticipated, or that it may take longer to integrate the assets. In addition, unanticipated growth in XO's business as a result of the acquisition of our company's assets may require that some facilities or support functions that XO currently anticipates will be combined or reduced may be necessary to retain for XO to maintain XO's operations. The synergies that XO anticipates it will realize are also dependent on XO's ability to combine our company's assets with XO's own network infrastructure in a manner that permits XO to realize those synergies. If XO has not estimated the potential synergies correctly, or if XO is not able to integrate our company's assets into XO's network infrastructure effectively, XO may not realize any synergies in connection with the acquisition of our company's assets, or such synergies may take longer to realize.

        We believe that many key Allegiance employees will not be joining XO at the final closing, and the loss of these key employees may adversely affect XO's ability to successfully integrate our business. Our success has depended in large part on our ability to attract, develop, motivate and retain a number of key employees, most notably Royce J. Holland, our Chairman and Chief Executive Officer, who is widely recognized as one of the pioneers in managing providers of competitive local exchange services. We believe many of these key employees, including, but not limited to, Mr. Holland, and our Chief Operating Officer, Chief Financial Officer, General Counsel of Allegiance Telecom, Inc., Chief Technology Officer, Chief Information Officer, General Counsel of Allegiance Telecom Company Worldwide, Senior Vice President of Finance and Accounting, Senior Vice President, Sales, Senior Vice President Network Planning, Engineering and Operations, Senior Vice President, Wholesale Sales and Alternate Channels and other key senior executives, will not be joining XO at the final closing. The loss of services of these key employees may materially and adversely affect XO's ability to successfully integrate and operate our business.

Risk Factors Related to XO's Common Stock

        An entity owned and controlled by Mr. Carl C. Icahn is XO's majority stockholder. An entity owned and controlled by Mr. Carl C. Icahn, Chairman of XO's board of directors, has filed Form 13D with the Securities and Exchange Commission indicating that it owns over 60% of XO's outstanding common stock as of January 31, 2004. As a result of this majority ownership position, Mr. Icahn can elect all of XO's directors, appoint the members of the committees of XO's Board of Directors, appoint key members of XO's executive management team, and appoint XO's auditors. Currently, Mr. Icahn is Chairman of the Board of Directors of XO and three employees of Icahn Associates sit on XO's Board of Directors as well as various Committees of XO's Board of Directors. Under applicable law and XO's certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of XO's voting stock including, without limitation, mergers and the sale of substantially all of XO's assets and amendments to XO's certificate of incorporation and by-laws. XO anticipates that Mr. Icahn will continue to control a majority of XO's outstanding capital stock following the issuance of XO Communications, Inc. shares in connection with XO's acquisition of Allegiance assets and consequently will continue to have these governance rights.

        Future sales of XO's common stock could adversely affect its price and/or XO's ability to raise capital. Future sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of the common stock and XO's ability to raise capital. As of February 20, 2004, there were 136,510,535 shares of common stock outstanding. The shares of common stock owned by an entity owned and controlled by Mr. Icahn, are restricted shares that may be sold only under a registration statement or an exemption from federal securities registration requirements. Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of common stock held by such entities and to include shares of common stock held by them in certain registration statements filed by XO, pursuant to a Registration Rights Agreement approved by the Bankruptcy Court in connection with XO's Chapter 11 proceedings.

        Pursuant to XO's plan of reorganization, XO issued three series of warrants to purchase up to an aggregate of approximately 9.5 million, 7.1 million and 7.1 million additional shares of common stock, at exercise prices of $6.25, $7.50 and $10.00 per share, respectively. The warrants will expire on January 16, 2010.

        XO has options outstanding to purchase approximately 9.5 million shares of common stock outstanding under XO's 2002 Stock Incentive Plan as of February 20, 2004. Unless surrendered or cancelled earlier under the terms of the stock incentive plan, those options will expire beginning in 2013. In addition, XO's stock incentive plan authorizes future grants of options to purchase common stock, or awards of restricted common stock, with respect to an additional 6.3 million shares of common stock in the aggregate.

        The common stock of XO will be subject to substantial overhang as a result of the common stock being paid to our company in consideration of the sale of substantially all of the assets of our company to XO. XO has placed into our escrow approximately 45.38 million common shares of XO common stock in partial consideration for substantially all of the assets of our company. Our company's proposed Plan of Reorganization will create a liquidating trust, which will issue certificates evidencing beneficial ownership of such common stock. After the final closing, at some point in the future, the liquidating trust will either sell shares of the XO common stock it holds or distribute such common stock to the holders of the certificates. The sale or distribution of the approximately 45.38 million shares of XO common stock may not occur for some period. During such time that the XO common stock has not been sold or distributed, the price for the common stock of XO may be depressed and or may be subject to fluctuations due to the overhang of these shares. The shares of XO common stock under the terms of the XO Asset Purchase Agreement are to be either exempt from registration under the Securities Act of 1933 or registered thereunder by XO. XO has taken the position that it is not required to provide such registration if the use of the liquidating trust makes an exemption from registration unavailable. We and our unsecured creditors disagree with this position. There can be no assurance that we will prevail in obtaining an exemption from registration or in obtaining registration by XO of the XO common stock. In light of the foregoing, we consider the value of our bonds and any claims in our company to be highly speculative. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any such securities.

        The float and liquidity of XO common stock may have an adverse effect on the XO common stock. XO common stock is quoted on the over the counter bulletin board system and has average daily trading volume of 492,772 shares over the three month period ended on April 5, 2004. Under our proposed Plan of Reorganization, the XO common stock paid in consideration by XO for our company's assets will be held in a liquidating trust to be distributed to our creditors pursuant to our Plan of Reorganization. While we anticipate that such distribution will occur as soon as possible after final closing, the distribution may not occur, if at all, for some time. The timing and manner of distributing such XO common stock have not been determined but it is possible that the liquidating trust will retain this common stock for some time and perhaps sell it in one or more transactions, distributing the proceeds under the terms of the Plan of Reorganization. The nature and transferability of the ownership interests our creditors will receive in such liquidating trust have also not yet been defined. Until our Plan of Reorganization has been finalized and approved, we can provide no assurance regarding the timing or nature of the ultimate distribution, if any, of the XO common stock or other assets held by the liquidating trust or the proceeds therefrom.

        In addition, while such XO common stock is held by the liquidating trust, the value of such XO common stock may decrease without the ultimate beneficiaries of such XO common stock under the proposed Plan being able to sell their the XO common stock that may be distributed to them. In addition, the relatively low daily trading volumes of XO common stock may adversely affect the value that may be received for any such XO common stock distributed by the liquidating trust under the proposed Plan.

        An entity owned or controlled by Mr. Carl C. Icahn is the majority holder of XO's secured debt. As of December 31, 2003, Mr. Icahn holds over 90% of the debt in XO's secured credit facility of $339.2 million. Under the secured credit facility, XO has no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions of the principal amount outstanding under XO's Credit Facility do not commence until 2009. However, in the event that consolidated excess Cash Flow (as defined in XO's Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25 million, at the request of the lender, XO will pay an amount equal to 50% of such excess cash flow greater than $25 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO's consolidated earnings before interest, taxes depreciation and amortization for the four consecutive quarters exceeds 4:1, XO would also be required to pay cash interest, unless waived by the lenders. Mr. Icahn's control over the secured debt may cause XO to take certain actions that may not be in the best interest of XO's common stock holders and that would have an adverse effect on the consideration being paid to our company as a result of the sale to XO.

General Business, Financial and Other Risk Factors Associated with our Shared Technologies Business

        Technological changes and new product offerings may adversely affect Shared Technologies sales. The market for communications products and services are characterized by technological change and frequent new product introductions. Accordingly, we believe that the future success of our Shared Technologies business will depend on our ability to identify and incorporate in a timely manner new products and enhancements to existing products and services that gain market acceptance. There can be no assurance that the products and services that we offer will not become technologically obsolete, or that it will be able to identify, market or support new products successfully, that such new products will gain market acceptance or that it will be able to respond effectively to technological change. Our ability to keep pace with technological changes or offer products with market acceptance may adversely affect Shared Technologies' sales revenues and profitability.

        The success of our Shared Technologies business depends on key personnel and it may not be able to retain and/or replace key employees. Our success depends in large part on our ability to attract, develop, motivate and retain highly skilled and educated professionals possessing technical expertise and business generation skills. Qualified consultants, telecommunications systems installers and other technical resources are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that we will be able to attract and retain sufficient numbers of qualified personnel in the future. The loss of services of one or more of key individuals could materially and adversely affect our business and prospects. Most of our key employees do not have employment agreements. The loss of a significant number of consultants, selling professionals and systems installers could have a material adverse effect on the Shared Technologies business.

        The success of Shared Technologies depends on retaining good relations with its employees. Our Shared Technologies business has collective bargaining agreements covering certain of its employees. We believe that our relationship with these employees is good. However, any disruption in the relations with the employees covered by these collective bargaining agreements could have an adverse effect on our Shared Technologies business.

        We are dependent on effective billing, customer service and information systems and we may have difficulties in developing, maintaining and enhancing these systems. Sophisticated back office information and processing systems are vital to our Shared Technologies business' growth and its ability to control and monitor costs, bill and service customers, initiate, implement and track customer orders and achieve operating efficiencies. Over the next year, we will need to upgrade and integrate our billing and information systems. We believe that a new billing system will enhance our ability to accurately and efficiently bill for our products and services. Although we cannot ensure that the transition to a new billing system will not have any adverse impact on our business, we believe a new billing system will be more effective and accurate in delivering the quality billing functions that Shared Technologies needs. If we are unable to develop, acquire and integrate our operations and financial systems, Shared Technologies customers could experience billing issues and/or lower levels of client service. We also cannot ensure that any of Shared Technologies' systems will be successfully implemented on a timely basis or at all, that migrating will be transparent to its users or that its systems will perform as expected. The failure to successfully implement these systems would have a material adverse effect on the Shared Technologies business and prospects.

        Shared Technologies is dependent on many vendors and suppliers and their financial difficulties may adversely affect our business. Shared Technologies depends on many vendors and suppliers to conduct its business. For example, Shared Technologies purchases its customer premises equipment and repair parts from equipment manufacturers and other suppliers. Many of these third parties have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse effect on Shared Technologies' business and prospects.

        Shared Technologies' financial results could be adversely affected by the termination of its maintenance service contracts and the financial difficulties of its customers. Shared Technologies' ability to retain its customers is dependent on a number of factors, including, but not limited to, (a) its ability to provide quality service, customer care and accurate and timely billing, (b) its ability to offer competitive pricing, (c) its ability to timely meet the needs and demands of its customers, (d) its ability to properly incentivize its sales force to build strong customer relationships, (e) the economic viability of its customers, (f) the strength and recovery of the United States economy, (g) its ability to limit service disruptions as Shared Technologies optimizes its organization and migrate its existing customers to a new billing platform and (h) its ability to overcome its customers' concerns regarding its bankruptcy and emergence as a stand-alone company. A large portion of our Shared Technologies business' profit is dependant on long-term contracts for the provision of maintenance services. While many of Shared Technologies' customers have long-term contracts, many of Shared Technologies customers have provisions in their agreements that allow them to terminate their existing services agreements prior to the end of the term. We can make no assurances that our Shared Technologies' customers will not terminate their maintenance service contracts. If our customers leave in significant numbers, this could have a material adverse effect on the Shared Technologies' business and prospects.

        Shared Technologies provides services to small, medium and large-sized businesses. Many of these businesses have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse effect on our financial results if we are unable to collect revenues from these customers or if our customers reject their contract with Shared Technologies in their bankruptcies. In addition, among other things, we believe companies in financial difficulty are less likely to expand their operations and related demand for customer premises equipment.

        Shared Technologies' may acquire new businesses in order to grow which in turn creates certain business risks. Shared Technologies may acquire other businesses in order to gain economies of scale and scope and to contribute to the depth and versatility of its product and service offerings and the locations from which it can offer them. However, there can be no assurance that Shared Technologies will be able to identify suitable acquisition candidates or that, if identified, it will be able to acquire such businesses on acceptable terms, or that Shared Technologies will have the cash or securities to pay for such acquisitions. Moreover, other companies are competing for acquisition candidates, which could increase the price of acquisition targets and decrease the number of attractive businesses available for acquisition.

        Furthermore, there can be no assurance that the anticipated economic, operation and other benefits of any future acquisitions will be achieved or that Shared Technologies will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems. The difficulties of such integration may initially be increased by the necessity of integrating personnel with disparate business backgrounds and cultures. In addition, acquisitions may involve the expenditure of significant funds. Failure to effectively integrate the acquired companies may adversely affect our ability to secure new business or retain its existing customers. In addition, there can be no assurance that the acquired companies will operate profitably. Acquisitions also involve a number of additional risks, including diversion of management attention, potential loss of key customers or personnel, risks associated with unanticipated problems, liabilities or contingencies, and risks of entering markets in which Shared Technologies has limited or no direct expertise. The occurrence of some or all of the events described in these risks could have a material adverse effect on our Shared Technologies business, operating results, financial condition and stock price.

        Shared Technologies' success will be dependant on strategic alliances that may not continue. Shared Technologies has a series of agreements authorizing it to act as a distributor of communications equipment from a variety of manufacturers. Periodically, these distribution agreements expire and new agreements must be negotiated. There can be no assurance that any manufacturer with whom we do business today will elect to continue its relationship in the future with Shared Technologies on substantially the same terms and conditions as contained in the parties' prior agreements. We believe that an interruption, or substantial modification, of Shared Technologies' distribution relationship with any of its manufacturers could have a material adverse effect on the Shared Technologies' business, operating results and financial condition. In addition, much of Shared Technologies' success will be derived from market acceptance of each manufacturer's products. These products compete with those offered by several other communications equipment manufacturers and from new technologies, such as voice over Internet protocol (VoIP). Reduced market acceptance for the products our Shared Technologies' business distributes, as a result of competition or other factors, could adversely affect its business, operating results, financial condition and stock price.

        The Shared Technologies' business inability to successfully compete in its market place may cause sales and profits to decline. The communications industry is intensely competitive and rapidly changing. The primary competitors to our Shared Technologies' business today include Nextira One, Norstan, and the Regional Bell Operating Companies. Many of these competitors have longer operating histories, greater financial and human resources, and greater name recognition than we do.

        Varying results from quarter to quarter swings in sales may cause volatility in our securities and any divested Shared Technologies stock price. Variations in Shared Technologies revenues and operating results occur from quarter to quarter as a result of a number of factors, including equipment sales and installations commenced and completed during a quarter, the number of business days in a quarter, the size and scope of assignments and general economic conditions. Because a significant portion of Shared Technologies' expenses will be relatively fixed, a variation in the number of product sales or the timing of the initiation or completion of system installations or consulting projects can cause significant fluctuations in operating results from quarter to quarter. Such fluctuations may contribute to the volatility of our and any stand-alone Shared Technologies stock price. In light of the foregoing, we consider the value of our bonds to be highly speculative. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any such securities.

        Under certain circumstances, our Shared Technologies business may need additional capital and such capital may not be available. Our Shared Technologies business may need additional capital to fund capital expenditures, working capital, debt service and cash flow deficits to operate its business, acquire new business, develop new products and services, expand its service area and services, and to deploy its services and systems. Our proposed Plan of Reorganization provides that Shared Technologies will be provided $5 million in working capital prior to being made independent. In the event such amount is insufficient, Shared Technologies may have to borrow or secure alternative resources for such amounts and in the event that it has to repay amounts borrowed under its financing agreements earlier than expected or if its estimates of capital requirements and revenues are inaccurate, it may need to access alternative sources of capital, reduce or delay capital expenditures, sell assets, refinance or restructure its debt and/or modify its business plan, which may have a material adverse effect on it. If Shared Technologies cannot obtain alternative financing when needed, this would have a material adverse impact on its business.

        The stock of the Shared Technologies business if divested may not be publicly traded. There may be no public market for the stock of our Shared Technologies business, if divested. As such, we consider the value of any securities in Shared Technologies, if divested, to be highly speculative. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any such securities or any of our securities that may be a beneficiary of such stock under our proposed Plan of Reorganization.

        Shared Technologies may be subject to competition from new products and services that Shared Technologies may not be able to offer. Shared Technologies may face competition from entirely new products and services delivered by non-traditional competitors, such as voice over Internet protocol (VoIP) providers. At least one incumbent local exchange carrier has indicated that it plans to begin deploying such services. These services may compete with the Shared Technologies business by allowing customers to purchase bundled services, which include some of the features offered, by the customer premises equipment sold and maintained by Shared Technologies. Our Shared Technologies business may not be able to effectively develop competing products and services and such failure could have a material adverse affect on our Shared Technologies business.

ITEM 2.    PROPERTIES

        We own or lease, in our operating territories, telecommunications property, which includes:

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

Virtually all of this property is being sold to XO Communications, Inc. under the XO Asset Purchase Agreement.

        We are headquartered in Dallas, Texas and lease offices and space in a number of locations, primarily for sales offices and network equipment installations. With the exception of those leases used in our Shared Technologies, our leases are scheduled to be either assumed and assigned to XO or rejected under the XO Asset Purchase Agreement. The leases associated with our Shared Technologies business will either be assumed or rejected as part of the reorganization of Shared Technologies under our Plan of Reorganization. We own a parcel of land in Dallas, Texas, and such land is pledged to our senior lenders as security under our senior credit facilities. We have entered into a contract to sell this parcel of land for $6.0 million and the sale has been approved by the Bankruptcy Court.

        Although we expect the sale to XO to close, since it is now unconditional and irrevocable, we believe that in the event that the sale of substantially all of the assets of the company to XO were not to close, our leased facilities are adequate to meet our current needs in our operational markets.

ITEM 3.    LEGAL PROCEEDINGS

        On May 14, 2003 (the "Commencement Date"), Allegiance Telecom, Inc. and its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The reorganization is being jointly administered under the caption "In re Allegiance Telecom, Inc. et al. Case No. 03-13057 (RDD)" (the "Chapter 11 cases"). We are currently operating our business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On March 18, 2004, we filed our Disclosure Statement and proposed Plan of Reorganization ("Plan") in our Chapter 11 cases. The company believes that the Plan enables the company to successfully and expeditiously emerge from Chapter 11, preserves its business and allows creditors to realize the highest recoveries under the circumstances. We expect that the Plan will be confirmed by the Bankruptcy Court in the second quarter of 2004. However, there can be no assurance that the plan will be confirmed or that it will not be amended or changed. Please see discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Bankruptcy Proceedings."

        On November 13, 2003, Oscar Private Equity Investments filed a class action securities lawsuit in the District Court of the Northern District of Texas entitled Oscar Private Equity Investments v. Allegiance Telecom, Inc., et al., (Index No. 2-03CV-2761H) (the "Complaint"). The original action was brought against Royce J. Holland and Thomas M. Lord as officers of the company. The Complaint specifically states that the company is not named a defendant although it is styled as an action against the company. The Complaint alleges that, the defendant officers breached their fiduciary duty to the plaintiff class, violated Section 10(b) of the Securities and Exchange Act of 1934, and violated Rule 10b-5 of the Securities and Exchange Commission ("SEC") promulgated thereunder. The action seeks compensatory damages of an unspecified amount, rescission, and the award of costs and disbursements of bringing suit. The company's insurance carriers have been notified of the lawsuit. On February 5, 2004, the defendant officers filed a motion to dismiss the complaint. On February 25, 2004, the Plaintiffs filed their response, which sought the Court's permission to amend their complaint. On March 17, 2004, the Court denied the defendant officers motion as moot because the Court found that the plaintiffs could amend their lawsuit once as a matter of right and the Court directed the plaintiffs to file the amended complaint by March 26, 2004. On March 26, 2004, the plaintiffs filed an amended complaint and added two additional officer defendants, C. Daniel Yost and Anthony J. Parella in their capacity as officers of the Company. The amended complaint realleges essentially the same causes of action previously alleged, seeks the same remedies, but adds additional factual allegations. On April 9, 2004, the defendant officers filed a motion to dismiss the amended complaint. Although it is too early for the company to reach a conclusion as to the ultimate outcome of this action, the defendant officers believe that there are substantial defenses to the claims asserted in this action, and the defendant officers intend to defend against the action vigorously.

        On February 8, 2004, Level 3 commenced an adversary proceeding against the company, which seeks a declaratory judgment that the company is in a continuing material breach of the INSPA and as a result Level 3 is entitled to terminate the INSPA agreement. In another motion filed February 4, 2004, Level 3 claims that it is entitled to recoup $25 million in credits against payments it would otherwise owe the company under the agreement related to certain alleged performance warranty breaches. On February 27, 2004, Level 3 and the company entered into a settlement agreement that resolved this action. On April 6, 2004, the Bankruptcy Court entered into an amended order approving the settlement agreement. While we expect the settlement agreement with Level 3 to be consummated in the near future, there can be no assurance when or if Level 3 will consummate the settlement agreement. Please see discussion in "Results of Operations—Revenues".

        Except with respect to the above-described proceedings, we are not party to any legal proceeding that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matter to a vote of our stockholders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5.    MARKET FOR ALLEGIANCE TELECOM'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Since May 28, 2003, our common stock is traded on the Over the Counter Bulletin Board under the symbol "ALGXQ.OB." Prior to May 28, 2003, our common stock was traded on the Nasdaq National Market under the ticker symbol "ALGXQ," and prior to May 19, 2003, it was traded on the Nasdaq National Market under the ticker symbol "ALGX." We completed the initial public offering of our common stock in July 1998. Prior to July 1, 1998, no established public trading market for the common stock existed. The following table sets forth on a per share basis, the high and low sale prices per share for our common stock as reported on the Over the Counter Bulletin Board or Nasdaq National Market for the periods indicated:

	HIGH	LOW
Year ended December 31, 2003:
First quarter	$0.7800	$0.2900
Second quarter	$0.3900	$0.0069
Third quarter	$0.1400	$0.0450
Fourth quarter	$0.1300	$0.0350
Year ended December 31, 2002:
First quarter	$9.6000	$1.8800
Second quarter	$2.9100	$0.8500
Third quarter	$1.7700	$0.5200
Fourth quarter	$2.0900	$0.5800

        Stockholders.    There were 324 owners of record of Allegiance common stock as of April 8, 2004. This number excludes stockholders whose stock is held in nominee or street name by brokers and we believe that we have a significantly larger number of beneficial holders of common stock. On April 8, 2004, our common stock on the Over the Counter Bulletin Board closed at $0.01.

        Dividends.    We have never paid any cash dividends and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. In addition, our current financing arrangements and the bankruptcy code effectively prohibit us from paying cash dividends for the foreseeable future. Our senior credit facilities prohibit us from paying cash dividends on our common stock and our indentures limit our ability to pay cash dividends on our common stock.

        Recent Sales of Unregistered Securities.    On August 24, 2001, we acquired Coast to Coast Telecommunications, Inc. through a subsidiary merger. As part of additional consideration required under the terms of the merger agreement and a settlement of post-closing issues, we issued 218,032 shares and 312,500 shares of our common stock to the former owner of Coast to Coast Telecommunications, Inc. on February 1, 2002 and December 3, 2002, respectively. On November 30, 2000, we acquired Jump.Net, Inc. through a subsidiary merger. As part of additional consideration required under the terms of the merger agreement, we issued 24,936 and 3,258 shares of our common stock to the former owners of Jump.Net, Inc. on January 28, 2002 and November 8, 2002, respectively. The shares issued in these transactions are subject to transfer restrictions imposed by the securities laws, which are noted on the applicable stock certificates. These transactions were exempt from registration under the Securities Act pursuant to Section 4(2) of that Act.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data (dollars in thousands, except share and per share information)

        The selected consolidated financial data presented below as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, were derived from our audited consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and audited consolidated financial statements and the notes thereto contained elsewhere in this report. The historical selected financial data may not be indicative of future performance and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in this report.

	As of December 31,
Balance Sheet Data:
	2003	2002	2001	2000	1999
Cash and cash equivalents	$282,220	$253,311	$374,084	$396,103	$502,234
Short-term investments	1,958	30,955	25,232	261,856	23,783
Short-term investments, restricted(1)	365	—	—	12,952	25,518
Working capital(2)(3)(4)	298,215	(288,880)	426,932	618,255	484,458
Property and equipment, net of accumulated depreciation	682,618	924,106	1,016,250	744,903	377,413
Long-term investments, restricted(1)	7,758	881	954	829	13,232
Total assets	1,135,521	1,441,218	1,774,843	1,668,839	1,033,875
Long-term debt(3)(4)	—	639,691	1,013,184	566,312	514,432
Liabilities subject to compromise(4)	1,336,989	—	—	—	—
Stockholders' equity (deficit)	(313,471)	43,724	608,076	958,485	443,616

	Year Ended December 31,
Statement of Operations Data:
	2003	2002	2001	2000	1999
Revenues	$776,870	$770,982	$516,888	$285,227	$99,061
Network expenses	405,752	404,444	251,734	150,718	62,542
Selling, general and administrative expenses	384,489	438,158	377,387	252,368	140,745
Depreciation and amortization expense	257,170	282,143	256,685	130,826	55,822
Management ownership allocation charge	—	—	175	6,480	18,789
Non-cash deferred compensation expense	2,762	2,726	4,126	10,127	7,851
Goodwill impairment charge	2,105	114,722	—	—	—

Loss from operations	(275,408)	(471,211)	(373,219)	(265,292)	(186,688)
Interest income	3,279	6,594	15,665	56,969	31,354
Interest expense	(67,736)	(108,053)	(74,259)	(69,244)	(59,404)
Other income (expense)	3,400	—	—	—	—

Net loss before reorganization items	(336,465)	(572,670)	(431,813)	(277,567)	(214,738)
Reorganization items	(23,524)	—	—	—	—
Accretion of redeemable preferred stock and warrant values	—	—	—	—	(130)

Net loss applicable to common stock	$(359,989)	$(572,670)	$(431,813)	$(277,567)	$(214,868)

Net loss per share, basic and diluted(5)	$(2.98)	$(4.88)	$(3.82)	$(2.58)	$(2.37)

Weighted average number of shares outstanding, basic and diluted(5)	120,680,398	117,349,242	113,115,871	107,773,112	90,725,712
Cash dividends declared(7)	—	—	—	—	—
	Year Ended December 31,
Other Financial Data:
	2003	2002	2001	2000	1999
Net cash provided by (used in) operating activities	$24,491	$(68,288)	$(215,636)	$(102,552)	$(111,483)
Net cash provided by (used in) investing activities	2,221	(169,842)	(157,884)	(716,708)	(152,217)
Net cash provided by financing activities	2,197	117,357	351,501	713,129	503,432
Capital expenditures	(22,576)	(129,896)	(364,396)	(430,817)	(257,966)
Gross margin(6)	47.7%	47.5%	51.3%	47.2%	36.9%

(1)
Reflects the purchase of U.S. government securities, which were placed in a pledge account to fund the first three years' interest payments on the 12 7/8% senior notes due 2008. The first semi-annual installment was paid in November 1998. The securities are stated at their accreted value, which approximates fair value, and are classified as either short-term or long-term based upon their respective maturity dates. Long-term investments also includes certificates of deposit held as collateral for letters of credit issued on our behalf.

(2)
Working capital was calculated as total current assets, less restricted short-term investments, less total current liabilities.

(3)
Reflects the reclassification of long-term debt to current portion of long-term debt at December 31, 2002 to reflect the effect of the reduction in long-term debt as required under the interim amendment dated November 27, 2002 to our senior credit agreement.

(4)
Due to our Chapter 11 cases, all long-term debt and pre-petition accounts payable have been reclassified and is included in liabilities subject to compromise at December 31, 2003.

(5)
All periods presented reflect a three-for-two stock split effected on February 28, 2000.

(6)
Gross margin was calculated as revenues less network expenses, divided by revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the components included in revenues and network expenses.

(7)
Our company did not declare or pay any cash dividends during the periods presented.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a facilities-based national local exchange carrier that provides integrated telecommunications services to business, government and other institutional users in major metropolitan areas across the United States and we are focused primarily on small to medium-sized businesses. We currently offer an integrated suite of telecommunications products and services including local, long distance, Internet, data colocation, web hosting and customer premises equipment sales and maintenance services. Our principal competitors are the incumbent local exchange carriers (also known in the industry as the "ILECs"), as well as long distance carriers, customer premises sales and maintenance businesses, and other integrated communications providers.

        We began operations in late 1997 with an objective to grow rapidly and establish our company as a national local exchange carrier covering major metropolitan areas across the United States. By the end of 2001, we completed the network rollout in our 36 targeted markets: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains, NY.

        We use multiple technologies in our network and a mixture of leased and owned facilities at the edge of our communications network in order to effectively and efficiently serve our customer base where it is physically located. Our focus is on providing facilities-based services, and we generally provide services via resale on a limited basis. We utilize resale and what is known as the unbundled network element platform ("UNE-P") to deliver services in a small number of sales where our facilities-based services would not be practicable or cost effective and as an interim measure until the resold services can be converted to facilities-based services. UNE-P is a method where a carrier can lease all elements of a service from an incumbent local carrier, including switching. As of December 31, 2003, approximately 95% of our retail lines in service were provided over our own network facilities. The services that we provide via our own network generate higher margins than services provided by other carriers that are resold by us. Consistent with our facilities-based approach, we install voice and data aggregation and switching equipment in our own premises. We also install voice and data aggregation equipment in the central offices or "hubs" of the existing local incumbent carrier's networks, also known as colocation. This voice and data aggregation equipment connects directly to customers through the "local loop," which consists of the existing copper wire and fiber running from the local incumbent carrier's central offices to each customer location. The local loop is owned by the incumbent carriers but can be leased by competitive carriers under the terms of the Telecommunications Act of 1996. As of December 31, 2003, we had transmissions equipment colocated in 849 central offices. Our local presence in incumbent local exchange carrier central offices along with our leasing of the local loops provides us with a flexible platform for delivering traditional voice and data access services to end-user customers. We connect our colocations to our main switching center in each market by either leasing additional network elements from the incumbent carriers and other providers on a short-term basis or by using dedicated fiber on a long-term basis. We have increasingly focused on dedicated fiber because of the growth of our customer base and traffic volume as well as its reliability.

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

        Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect pre-petition indebtedness or to exercise control over the property of the debtor's estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be addressed under a plan of reorganization. The Bankruptcy Court in our Chapter 11 cases established November 26, 2003 as the bar date for filing proofs of claims. The aggregate amount of pre-petition claims is not known with specificity at this time since the claims are still being reviewed and not all of the contract rejection claims have yet been filed.

        Under Section 365 of the Bankruptcy Code, we may assume or reject certain pre-petition executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of a pre-petition unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract, generally resulting in any breach damages being treated as pre-petition liabilities. Subject to certain exceptions, a rejection relieves us of performing our future obligations under an unexpired lease or contract but entitles the counterparty to a pre-petition general unsecured claim, if any, for damages against our estate caused by the rejection. Counterparties to these rejected contracts or unexpired leases may file proofs of claim against our estate for such damages, if any. Generally, the assumption of a pre-petition executory contract or unexpired lease requires a debtor to cure most existing financial defaults, including payment of any pre-petition amounts outstanding, under such executory contract or unexpired lease. Due to the uncertain nature of many of the potential rejection and abandonment related claims and to the uncertain amount needed for cure payments, we are unable to project the magnitude of these claims and cure amounts with any degree of certainty at this time.

        The United States Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters relating to our Chapter 11 cases that come before the Bankruptcy Court. There can be no assurance that the Creditors' Committee will support our positions or our proposed Plan of Reorganization and disagreements between the Creditors' Committee and Allegiance could protract the Chapter 11 cases and could negatively impact Allegiance's ability to operate during the Chapter 11 cases and to sell its assets to XO under the XO Asset Purchase Agreement.

        The rights and claims of various creditors and security holders will be determined by our Plan of Reorganization as confirmed by the Bankruptcy Court under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and certain pre-petition liabilities (e.g., our senior secured debt) need to be satisfied before our unsecured creditors or common stockholders are entitled to any distribution.

        We have had discussions with various third parties who were interested in purchasing some or all of our company through the bankruptcy process, either through a 363 sale (a sale pursuant to Section 363 of Chapter 11 of the Bankruptcy Code) or in connection with a plan of reorganization. On December 18, 2003, we signed an Asset Purchase Agreement with Qwest Communications International Inc. to purchase substantially all of the assets of our company, except for our company's customer premises equipment sales and maintenance business, dedicated dial-up access services business operated under an agreement with Level 3, shared hosting, and certain other assets.

        On December 18, 2003 we filed with the Bankruptcy Court a Motion For Orders Pursuant To Sections 105(a), 363, 365 And 1146(c) Of The Bankruptcy Code: (A)(i) Fixing The Time, Date And Place For The Bidding Procedures Hearing And (ii) Approving The No-Shop Provisions Set Forth In The Asset Purchase Agreement With Qwest Communications International Inc.; (B)(i) Establishing Bidding Procedures And Bid Protections In Connection With The Sale Of Substantially All Of The Assets Of The Debtors, (ii) Approving The Form And Manner Of Notices, (iii) Approving The Asset Purchase Agreement Subject To Higher And Better Offers And (iv) Setting A Sale Approval Hearing Date; And (C)(i) Approving The Sale To Qwest Communications International Inc. Free And Clear Of All Liens, Claims And Encumbrances, (ii) Authorizing The Assumption And Assignment Of Certain Executory Contracts And Unexpired Leases And (iii) Granting Related Relief (the "Bidding Procedures Motion"). On January 9, 2004, the Bankruptcy Court approved the motion establishing certain bidding procedures and approved the Qwest Asset Purchase Agreement subject to higher and better offers.

        On February 12 and 13, 2004, the Company conducted an auction for the Company in which on February 13, 2004, XO Communications, Inc. was selected as the winning bidder based on its offer of approximately $311 million in cash and approximately 45.38 million shares of XO common stock. On February 18, 2004, the Company entered into an Asset Purchase Agreement with XO. On February 20, 2004, the Bankruptcy Court entered its Order (I) Approving the Sale Free and Clear of All Liens, Claims and Encumbrances to the Successful Bidder, (II) Authorizing the Assumption and Assignment of Certain Executory Contracts and Unexpired Leases, and (III) Granted Related Relief. Under the XO Asset Purchase Agreement, XO will purchase the stock of the operating subsidiaries of the Company as well as substantially all of the other assets of our company, except our customer premises installation and maintenance business, our dedicated dial-up access services business operated under an agreement with Level 3, the shared hosting business, and certain other assets. The transaction is structured so that once certain governmental approvals are received and certain other conditions are met, XO is obligated to place into escrow the consideration for the purchase and XO will be able to operate the assets it is acquiring under an operating agreement subject to Allegiance's consent and in accordance with applicable law, regulations, and tariffs. These approvals were obtained by April 5, 2004 and the escrow closing has occurred. Since XO has now closed into escrow under the XO Asset Purchase Agreement, XO has now assumed the risk of loss of our business and XO's obligation to close the sale has become unconditional and irrevocable subject to our ability to terminate the XO Asset Purchase Agreement under certain specified circumstances. The XO Asset Purchase Agreement provides that we may terminate the XO Asset Purchase Agreement after closing into escrow but before final closing, if, among other things, XO breaches the XO Asset Purchase Agreement. Final closing under the XO Asset Purchase Agreement is scheduled to occur as part of the confirmation and effectiveness of our Plan of Reorganization unless either party elects to proceed without a plan of reorganization. Given that XO has the risk of loss and XO's obligation to close is now unconditional and irrevocable, we believe that there is little likelihood that the sale transaction will not close. However, events may occur in our bankruptcy, in XO's financial condition or otherwise that may interfere with or prevent a closing and therefore we can make no assurance that the sale to XO will ultimately close. Accordingly, at this time, it is not possible to predict when and whether final closing will occur under the XO Asset Purchase Agreement. In addition, there can be no assurance that we will be able to sell certain assets to Qwest or other interested parties if the XO transaction does not close. Finally, there can be no assurance that if our company is not sold that it will be able to successfully reorganize and emerge from bankruptcy. We cannot accurately predict the effect of the Chapter 11 reorganization process on our business, our creditors or our stockholders or when or if we may emerge from Chapter 11. Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization. No assurance can be given that we will be successful in reorganizing our affairs within the Chapter 11 proceedings.

        XO is currently operating the acquired assets of our company pursuant to an operating agreement subject to Allegiance's consent and in accordance with applicable law, regulations, and tariffs. For the services provided by XO, we will pay XO the costs of operating the acquired assets (including reimbursing our costs associated with those acquired assets) plus thirty percent; provided, however, that XO shall be paid solely out of the revenues generated by the acquired assets and are collectible solely from the cash receipts relating to the acquired assets. In the event that the cash receipts do not cover the costs to operate the acquired assets, we have no obligation to reimburse XO for any costs in excess of the cash receipts; provided, however, that any shortfall may be recovered from any months where the cash receipts from the acquired assets are in excess of XO's fees for operating the acquired assets. The operating agreement expires once all consents have been obtained to transfer the acquired assets to XO and the assets have been transferred to XO.

        Under the XO Asset Purchase Agreement, XO will determine the contracts that it is assuming and those that we may reject on closing. Rejected contracts may create additional liabilities for our company.

        In order to reorganize and emerge from Chapter 11 successfully, we will need to propose, and obtain confirmation by the Bankruptcy Court, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, we initially had the exclusive right to file a plan of reorganization for 120 days, which expired September 11, 2003. Under a various orders, the initial exclusivity period was extended until July 14, 2004.

        On March 18, 2004, we filed our Disclosure Statement and proposed Plan or Reorganization ("Plan") in our Chapter 11 cases. The following summary of the Plan should be read in conjunction with the Plan filed as an Exhibit to this 10-K. In general, the proposed Plan is premised on a closing of the XO Asset Purchase Agreement and the Level 3 settlement agreement. The Plan provides among other things for:

  •
  The creation of the Allegiance Telecom Liquidating Trust ("ATLT") with three directors selected by the Creditors Committee and the appointment of a Plan Administrator who is retained as of the effective date of the Plan and selected by the Creditors Committee;

  •
  All of the subsidiaries of Allegiance Telecom Company Worldwide being deemed consolidated for the purposes of voting and distributions under the Plan;

  •
  All of the subsidiaries of Allegiance Telecom Company Worldwide being reorganized and, upon the effective date of the Plan with respect to each such subsidiary, the stock of such reorganized subsidiaries (other than the Shared Technologies subsidiary) being transferred to XO;

  •
  The dissolution of our company upon the completion of transfer to XO of all assets being acquired by XO;

  •
  On the effective date of the Plan, all notes, instruments, certificates, and other documents evidencing the senior secured debt, unsecured debt securities, common stock of Allegiance, equity interests, and any stock options, warrants or other rights to purchase common stock being cancelled and the obligations of our company or any reorganized subsidiary discharged;

  •
  The reorganization of our company's Shared Technologies subsidiary and the stock of such reorganized Shared Technologies being delivered to ATLT;

  •
  The filing by all of the reorganized subsidiaries of new certificates of incorporation and by-laws;

  •
  The resignation of all existing directors and officers of our subsidiaries as of the effective date of the Plan, and the election of directors and officers of our subsidiaries (except for the reorganized Shared Technologies) selected by XO and the election of new directors of Shared Technologies by the Creditor's Committee;

  •
  On the effective date of the Plan, we shall provide cash to the reorganized Shared Technologies in an amount intended to be sufficient to operate the business on a going forward basis and any cash necessary to fund continuing benefit liability that the reorganized Shared Technologies may have with respect to continuation of group benefits to employees; and

  •
  The assumption of certain of our contracts by the reorganized subsidiaries of the company, the assignment of certain contracts to XO, and the rejection of certain other contracts, all of which shall be disclosed shortly before the date of the confirmation hearing on the Plan by the Bankruptcy Court.

        In summary, the Plan provides for the following distributions to the holders of claims in our company:

  •
  The administrative claimants and priority claims holders with claims against the company and any of its subsidiaries along with the senior secured debt holders shall receive cash equal to the entire amount of their allowed claim;

  •
  The unsecured creditors of Allegiance Telecom, Inc. and all of its subsidiaries shall receive three classes of certificates reflecting the creditors' ownership interest in: the XO common stock delivered as part of the sale transaction, the stock of the Shared Technologies business, and other assets of the company. The timing and manner of distributing of the assets of the liquidating trust, including the XO common stock and the common stock of the reorganized Shared Technologies, have not been determined but it is possible that the liquidating trust will retain these assets for some time and perhaps sell the XO or Shared Technologies common stock in one or more transactions, distributing the proceeds under the terms of the Plan. The nature and transferability of the ownership interests our creditors will receive in such liquidating trust have also not yet been defined. The unsecured creditors may be able to elect to receive cash in lieu of receiving certificates evidencing ownership in a reorganized Shared Technologies business or XO stock. If the amount of claims of unsecured creditors making the cash election exceeds the amount of cash available, the unsecured creditors of Allegiance Telecom Company Worldwide will receive cash in full before the unsecured creditors of Allegiance Telecom, Inc. receive any cash, and, if there is insufficient cash to satisfy all of the unsecured creditors of

    Allegiance Telecom Company Worldwide making a cash election, such creditors making the election will receive a pro-rata share of the cash. If there is insufficient cash to pay all unsecured creditors of Allegiance Telecom, Inc. making a cash election after satisfying in full all unsecured creditors of Allegiance Telecom Company Worldwide making the cash election, the Allegiance Telecom, Inc. unsecured creditors making the cash election will receive a pro-rata share of the remaining cash; and

  •
  The common stock and equity holders of the Company shall receive no distributions under the Plan.

        The Plan provides that holders of the certificates will receive either the underlying XO common stock and common stock of the reorganized Shared Technologies business, or the value of such securities. The initial issuance and the resale of these certificates raise certain securities law issues under the Bankruptcy Code and federal and state securities laws. The Company has not obtained, and does not intend to obtain, a "no-action" letter from the Securities and Exchange Commission to the effect that the Securities and Exchange Commission will not take enforcement action if the certificates are issued in accordance with the provisions of the Plan without registration under the Securities Act. The shares of XO common stock under the terms of the XO Asset Purchase Agreement are to be either exempt from registration under the Securities Act of 1933 or registered thereunder by XO. XO has taken the position that it is not required to provide such registration if the use of the liquidating trust makes an exemption from registration unavailable. We and our unsecured creditors disagree with this position. There can be no assurance that we will prevail in obtaining an exemption from registration or in obtaining registration by XO of the XO common stock.

        The bond note trustees allege that we may have granted certain liens and guaranties to the senior secured lenders under the Credit Agreement in violation of the affirmative negative pledge covenants contained in the bond note indentures and, as a result, the holders of bond note claims may be entitled to secured claims against all of our assets based on the guaranties and equal and ratable liens against all of the assets of our company. The senior secured creditors and we dispute these allegations. If the Bankruptcy Court determines that these allegations are legally valid then the holders of bond note claims will be treated pari passu with the senior secured creditor claims. In such event, the holders of such claims would receive significant distributions on account of such claims and the holders of unsecured claims, based on the absolute priority rule, would receive no distribution. However, if the Bankruptcy Court determined that the allegations are not legally cognizable, then the bond note claims would be structurally subordinated to the senior secured creditors claims and the unsecured claims of Allegiance Telecom Company Worldwide. In such event, the holders of the bond note claims, based on the absolute rule, would be entitled to distributions only after all claims against Allegiance Telecom Company Worldwide and its subsidiaries were paid in full. The proposed Plan would resolve all of these claims.

        In addition, in accordance with the terms of the Court's Amended Final Order Authorizing Use of Cash Collateral by Consent, dated June 26, 2003 (as subsequently further amended), the Creditors Committee and its advisors conducted an investigation of the validity, amount, perfection, priority, and enforceability of the senior secured creditors' liens, claims and security interests, and our company's obligations arising under the Credit Agreement. As a result of this investigation, the Creditors Committee believes that (a) approximately $26 million, held in a separate bank account of our company is unencumbered (i.e., not subject to any liens or security interests of the senior secured creditors) and (b) we have claims that could equitably subordinate the senior secured creditor claims pursuant to section 510(c) of the Bankruptcy Code. We believe that the such cash is unencumbered, but do not take a position with respect to the Creditors Committee's submission that the senior secured creditors' claims may be equitably subordinated. The senior secured creditors dispute the Creditors Committee's allegations. The proposed Plan would resolve all of these claims.

        Certain holders of claims against and interests in the company are permitted to vote to accept or reject the Plan. The Plan provides that the holders of allowed unsecured claims against the company are permitted to vote on the Plan. The senior secured debt holders are deemed to have accepted the Plan since they will be receiving full value and are thus not entitled to vote under the Plan and the common stock and equity holders in the company are not entitled to vote under the Plan as they are deemed to have rejected the Plan since they will receive no distributions under the Plan. The Bankruptcy Code defines "acceptance" of a plan by a class of claims as acceptance by creditors in that class that hold at least two-thirds in dollar amount and more than one-half in number of the claims that actually timely cast ballots for acceptance or rejection of such plan. The holders of allowed unsecured claims against Allegiance Telecom Company Worldwide and its subsidiaries are in one class under the Plan and the holders of allowed unsecured claims against Allegiance Telecom, Inc. are in another class under the Plan. Thus, acceptance of the Plan will occur only if at least two-thirds in dollar amount and a majority in number of the holders of such claims of each of these two unsecured claim classes that actually timely cast their ballots vote in favor of acceptance of the Plan. A vote may be disregarded if the Bankruptcy Court determines, after notice and a hearing, that such acceptance or rejection was not solicited or procured in good faith or in accordance with the provisions of the Bankruptcy Code. If a class of claims entitled to vote on the Plan rejects the Plan, the company may, with the consent of the Creditors Committee, amend the Plan or request confirmation of the Plan pursuant to Section 1129(b) of the Bankruptcy Code or the "cramdown" provision or both. Section 1129(b) permits the confirmation of a plan notwithstanding the non-acceptance of a plan by one or more impaired classes if it does not "discriminate unfairly" and is "fair and equitable" with respect to each non-accepting class. In the event that a class of claims entitled to vote on the Plan votes to reject the Plan, the company's determination whether to request confirmation of the Plan pursuant to section 1129(b) of the Bankruptcy Code will be announced prior to or at the confirmation hearing on the Plan.

        In general, in order for the Plan to become effective, among other things, the following must either have occurred or be waived:

  •
  The Bankruptcy Court shall have entered a Confirmation Order, in form and substance reasonably acceptable to the Company, the senior secured creditors, the Creditors Committee and, if applicable, XO, and shall have become final;

  •
  All actions, documents, instruments, and agreements, including the Certificates of Incorporation and By-laws, each of the other documents necessary to implement and effectuate the Plan and the XO Asset Purchase Agreement shall have been taken or executed and delivered, as the case may be;

  •
  The company shall have received all authorizations, consents, regulatory approvals, rulings, letters, no-action letters, opinions or documents that are necessary to implement and effectuate the Plan and the XO Asset Purchase Agreement; and

  •
  If applicable, each of the conditions to Closing under the XO Asset Purchase Agreement shall have been satisfied or waived in accordance with the provisions thereof.

        Unless an election is made to close the transactions in accordance with the XO Asset Purchase Agreement under Section 363 of the Bankruptcy Code, the Closing under the XO Asset Purchase Agreement is scheduled to occur prior to or simultaneously with the effectiveness of the Plan.

        If the Plan is not confirmed and consummated, the company's alternatives include (i) election under the XO Asset Purchase Agreement to close under Section 363, (ii) liquidation of the Company under Chapter 7 of the Bankruptcy Code and (iii) the preparation and presentation of an alternative plan or plans of reorganization. If no Chapter 11 plan can be confirmed, the Chapter 11 cases may be converted to cases under Chapter 7 of the Bankruptcy Code in which a trustee would be elected or appointed to liquidate the assets of the company. The company believes that liquidation under

Chapter 7 would result in, among other things, (i) smaller distributions being made to stakeholders than those provided for in the Plan because of additional administrative expenses attendant to the appointment of a trustee and the trustee's employment of attorneys and other professionals, (ii) additional expenses and claims, some of which would be entitled to priority, which would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of the company's operations and (iii) the failure to realize the greater, going concern value of the company's assets.

        If the proposed Plan is not confirmed, or, if the proposed Plan is not confirmed and exclusivity has expired, the company, or any other party in interest, could attempt to formulate a different plan of reorganization. Such a plan might involve either a reorganization or continuation of the company's business or an orderly liquidation of the company's assets. The company has concluded that the proposed Plan represents the best alternative to protect the interests of creditors, equity interest holders and other parties in interest.

        We believe that the proposed Plan enables the company to successfully and expeditiously emerge from Chapter 11, preserves its business and allows creditors to realize the highest recoveries under the circumstances. In a liquidation under Chapter 11 of the Bankruptcy Code, the assets of the company would be sold in an orderly fashion which could occur over a more extended period of time than in a liquidation under chapter 7 and a trustee need not be appointed. Accordingly, creditors would receive greater recoveries than in Chapter 7 liquidation. Although Chapter 11 liquidation is preferable to Chapter 7 liquidation, we believe that liquidation under Chapter 11 is a much less attractive alternative to stakeholders because a greater return to stakeholders is provided for in the proposed Plan.

        For copies of court filings made in our Chapter 11 cases, please go to the Bankruptcy Court's website, at www.nysb.uscourts.gov. Please note that a PACER password is required to access documents on the Bankruptcy Court's website.

RESULTS OF OPERATIONS

        The following discussion and analysis relates to our financial condition and results of operations for the years ended December 31, 2003, 2002, and 2001. This information should be read in conjunction with the consolidated financial statements and notes to those financial statements contained in this Form 10-K, as well as the section captioned "Risk Factors" in this Form 10-K.

Revenues

Year Ended December 31, 2003 compared with Year Ended December 31, 2002

        For the years ended December 31, 2003 and 2002, we generated revenues of approximately $776.9 million and $771.0 million, respectively. Revenues have increased $5.9 million or 0.8% compared to the year ended December 31, 2002. This increase in revenues is attributable to our acquisition of the customer premises equipment sales and equipment maintenance businesses, also known as Shared Technologies Fairchild, in June 2002, which contributed $120.6 million to revenues for the year ended December 31, 2003, and $78.7 million to 2002 revenues for the year ended December 31, 2002, respectively. Our revenue is lower than our projected revenue and has been negatively impacted by, among other things:

  •
  the commencement of our Chapter 11 cases;

  •
  churn;

  •
  sales force turnover;

  •
  the going concern qualification contained in our 2002 year-end independent accountants' report;

  •
  the general malaise in the telecommunications industry that has adversely affected the willingness of potential customers to purchase their telecommunications services from competitive carriers, such as us;

  •
  our inability to receive bid and performance bonds for potential customer contracts for our customer premises sales and maintenance business for a significant period of time in 2003 as a result of our bankruptcy;

  •
  the poor economy which has caused our customers to decrease or delay their purchases from us;

  •
  decreases in carrier access and interconnection revenues due to dispute settlements and FCC-mandated regulatory rate reductions;

  •
  decreases in our web hosting revenues as we continued to curtail that product line; and

  •
  uncertainties relating to the sale process.

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

        Local voice service revenues for the years ended December 31, 2003 and 2002 were $332.8 million and $369.1 million, respectively. The decrease in local voice service revenues during 2003 is primarily a result of lower rates for carrier access and interconnection revenues as mandated by our negotiated agreements with carriers, the FCC and certain states. Local voice service revenues as a percent of total revenues has decreased from approximately 48% for the year ended December 31, 2002 to approximately 43% for the year ended December 31, 2003. Local voice service revenues consisted of:

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

        We expect local voice service revenues to continue to decrease from period to period as a percent of total revenues, as a result of our increasing focus on integrated voice, data and customer premises equipment sales and services, the resolution of certain regulatory disputes and uncertainties and lower rates for carrier access and interconnection revenues as mandated by our negotiated agreements with carriers, the FCC and certain states. The Company has entered into a limited number of agreements with other carriers regarding access rates that settled certain access charge disputes. We have already rejected one of these negotiated access agreements and have successfully negotiated another. XO, under the XO Asset Purchase Agreement, has the right to determine whether remaining agreements are rejected or assumed. XO has not completed the process of evaluating the remaining agreements to determine whether to reject or assume these agreements in our Chapter 11 cases. There can be no assurance that we will be able to reject those remaining access agreements; if we are able to reject such agreements, we believe the other carriers may be obligated to pay us for access at our higher tariffed rates for those calls originating and terminating on the assets being acquired by XO which could increase XO's access revenues. See the discussion under "Risk Factors," which contains a detailed discussion of the risks and uncertainties associated with our local voice revenues.

        Long distance service revenues for the years ended December 31, 2003 and 2002 were $40.4 million and $47.6 million, respectively. Long distance service revenues as a percent of total revenues has decreased from approximately 6% for the year ended December 31, 2002 to approximately 5% for the year ended December 31, 2003. We have negotiated new long distance agreements with our long-distance providers that should reduce our costs to provide long distance services to our customers and allow us to be more competitive in the pricing of our long distance services. We had filed a motion to reject our existing Master Carrier Agreement with AT&T Corporation. However, we were able to reach a mutually acceptable agreement under which the rates in such Agreement were reduced to market rates. In addition, we have entered into an agreement with another long distance carrier that also has market-based rates.

        Data revenues, including revenues generated from Internet access, web hosting and high-speed data services, for the years ended December 31, 2003 and 2002 were $283.1 million and $275.6 million, respectively. Data revenues as a percent of total revenues have remained at approximately 36% for the years ended December 31, 2003 and 2002. We believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of cost-effective data offerings.

        The rate of growth in our data revenues has been affected by negative trends. We believe that the demand for high-end web hosting services has decreased in response to a general economic slowdown. Moreover, an over capacity of data center space has decreased prices for these high-end services. High-end services include dedicated hosting services where we provide the customer with a dedicated computer server in our data centers and colocation services where we provide data center space and services for a customer who locates its own computer server on our premises. We believe that the general economic slowdown has caused deterioration in our shared hosting business as well.

        Similarly, the demand for services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand. The resulting financial hardship has lessened the number of these types of network service providers. During 2000, we signed a long-term contract to provide an integrated network solution and certain services to Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. Our contract was established specifically to support Genuity's customer contracts, including that with America Online, and expires on December 31, 2006. Under this contract, Genuity committed to pay us an aggregate of $563.0 million over the term of the contract, subject to our performance under and the other terms and conditions of the contract. Genuity assigned our INSPA to a subsidiary of Level 3 on February 4, 2003. For the years ended December 31, 2003 and 2002, revenues from this contract were $111.9 million and $90.3 million, respectively. The revenues from this contract accounted for 14% and 12% of our total revenues for the years ended December 31, 2003 and 2002, respectively, and 40% and 33% of our data revenues for the same periods. In addition, a majority of the reciprocal compensation earned by us from other carriers is as a result of the other carriers terminating Level 3 traffic on our networks. Reciprocal compensation revenues for the years ended December 31, 2003 and 2002 were $23.3 million and $33.0 million, respectively.

        The contract with Level 3 contains specific provisions that allow Level 3 to (a) decrease its purchase commitment in certain situations, including but not limited to, if Level 3's customer, AOL, reduces its services with Level 3 under Level 3's service relationship with AOL or (b) to decrease the purchase commitment or terminate the contract if Level 3 receives a bona fide competitive offer for a certain amount of services from a third party for services similar in type to the services provided by us under the contract and we do not agree to reduce our prices to match the competitive offer. In the event Level 3 decreases the purchase commitment due to AOL reducing its services with Level 3, Level 3 is required to use commercially reasonable efforts to move some of its existing business to Allegiance to minimize the effect of any downturn of business on Allegiance. In addition, in such event Level 3 is obligated to allocate any such discontinuance of business proportionately across all of

Level 3's suppliers serving the area in which AOL requests a discontinuance of service. Level 3 is obligated when practicable to give us ninety days written notice of any discontinuance of service as a result of a downturn in business from AOL. Finally, Level 3 may not exercise its right to reduce its service as a result of a downturn in business from AOL under the contract until after October 1, 2003. On March 10, 2004, Level 3 notified us that AOL had provided Level 3 with notice of a reduction in the amount of dial-up access services that AOL is purchasing from Level 3. Accordingly, Level 3 has provided notice to us that they are significantly reducing the number of managed modem ports purchased from us by July 1, 2004.

        In the event that Level 3 receives a competitive offer from a third party under the contract and Allegiance does not match the competitive offer, Level 3 may either reduce the purchase commitment under the contract to the amount of services covered by the competitive offer or terminate the contract in its entirety. If the Company matches a qualifying competitive offer, Allegiance will experience reduced revenues under the contract. Level 3 has indicated that it believes that the prices for the services under the contract are above market and that it may seek competitive offers from third parties in conformance with the contract. Level 3, however has not provided us with any formal competitive offer.

        On January 8, 2004, we notified Level 3 that it was in default under the agreement for disclosing certain proprietary and confidential information relating to the agreement in Level 3's proof of claims filed with the Bankruptcy Court and Level 3 disagreed with our position. On February 4, 2004, Level 3 failed to make the February 2004 payment alleging offsets equal to or greater than the February 2004 payment. On February 5, 2004, we sent Level 3 a notice of default for Level 3's failure to pay the February 2004 payment. On February 4, 2004, Level 3 also filed a motion with the Bankruptcy Court which claims that Level 3 is entitled to recoup $25 million in credits against payments it would otherwise owe us due to alleged breaches of the agreement by us related to performance warranties. On February 8, 2004, Level 3 commenced an adversary proceeding against us, that seeks a declaratory judgment that we are in a continuing material breach of the agreement and as a result, Level 3 is entitled to terminate the agreement. We do not believe that we have failed to meet the performance warranties alleged by Level 3; we do not believe that we have failed to deliver the services alleged by Level 3; we do not believe that we have breached the contract; nor do we believe that, even if we have not delivered the services in accordance with the contract, that the offset or recoupment amounts claimed by Level 3 are calculated in accordance with the contract.

        On February 27, 2004, Level 3 and Allegiance agreed to settle their disputes regarding the agreement subject to, among other things, Bankruptcy Court approval. In summary, under the settlement agreement upon execution, among other things, Level 3 shall reimburse us for amounts paid to KMC and an additional amount intended to reimburse the Company for expenses of operating the dial-up access business for Level 3 since February 1, 2004, Level 3's obligation to pay the February 2004 payment shall be suspended, and we shall immediately begin paying to Level 3 an amount equal to all reciprocal compensation related to traffic under the agreement, subject to Bankruptcy Court approval. Upon Bankruptcy Court approval, the occurrence of the escrow closing under the XO Purchase Agreement, and the consummation of the settlement agreement, among other things:

  •
  Level 3 shall pay us $54 million;

  •
  the integrated network agreement would be terminated and Level 3 would have no obligation to pay the February 2004 payment;

  •
  we will assign to Level 3 the agreement between KMC and Allegiance wherein KMC provides certain services to us or, with Level 3's consent, reject the KMC contract;

  •
  we would transfer to Level 3 all of the dedicated assets and infrastructure used by us to provide the integrated network solution to Level 3; and

  •
  we and Level 3 would grant mutual releases.

        In addition, we are obligated to continue to provide certain termination assistance services during a six-month transition period commencing upon Bankruptcy Court approval and we will be paid an amount designed to cover our expenses to provide the transition services. On April 6, 2004, the Bankruptcy Court entered into an amended order approving the settlement agreement. While we expect the settlement agreement with Level 3 to be consummated in the near future, there can be no assurance when or if the settlement agreement shall be consummated.

        In June 2002, we acquired substantially all of the assets and assumed certain liabilities of the customer premises equipment sales and customer premises equipment maintenance business, also known as Shared Technologies Fairchild, from WorldCom. Customer premises equipment sales and maintenance revenues for the years ended December 31, 2003 and 2002 were $120.6 million and $78.7 million, respectively. Customer premises equipment sales and maintenance revenues as a percent of total revenues were approximately 16% and 10% for the years ended December 31, 2003 and 2002, respectively. As a result of our bankruptcy, until we received Bankruptcy Court authority to procure limited bid and performance bonds on October 8, 2003, we had not been able to obtain certain bid and performance bonds or provide other types of financial security as required by many of our customers. As a result, we have lost current customers to our competitors and have a reduced ability to gain new customers. Moreover, some customers will not purchase services from companies in bankruptcy, so certain opportunities are not available to us. The loss of current and potential customers has impacted our revenues and will continue to impact our revenues as long as these conditions exist.

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        For the years ended December 31, 2002 and 2001, we generated revenues of approximately $771.0 million and $516.9 million, respectively. This increase in revenues is attributable to an increase in the number of customers and services and products sold (including through acquisitions and the addition of additional markets during the year ended December 31, 2001); specifically, our revenue growth during the year ended December 31, 2002 was enhanced by our acquisitions from WorldCom, Inc. of (a) the Internet backbone assets of Intermedia Business Internet in December 2001 and (b) the customer premises equipment sales and customer premises equipment maintenance businesses, also known as Shared Technologies Fairchild, in June 2002. During the year ended December 31, 2002, our revenue growth was impacted by (a) decreases in interconnection revenues due to dispute settlements and regulatory rate reductions, (b) decreases in our web hosting revenues as we continued to curtail that product line, (c) decreases in our Internet access revenues associated with our ongoing integration of the backbone assets of Intermedia Business Internet (which we purchased from WorldCom in December 2001), (d) churn and (e) decreases in our sales force.

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

        During the year ended December 31, 2002, we acquired substantially all of the assets and assumed certain liabilities of the customer premises equipment sales and customer premises equipment maintenance businesses, also known as Shared Technologies Fairchild, from WorldCom. During the year ended December 31, 2001, we acquired the stock of Adgrafix Corporation, an Internet-based, web hosting applications specialist based in the Boston area and Coast to Coast Telecommunications, Inc., a Detroit-based provider of local and long-distance telecommunications services. We also acquired certain assets of HarvardNet, Inc., an Internet-based, web hosting applications specialist, and the assets of Intermedia Business Internet, a Tier I Internet service provider. We have recognized the revenues earned since the closing of each of these acquisitions in our consolidated statement of operations for the years ended December 31, 2002 and 2001.

Network Expenses

Year Ended December 31, 2003 compared with Year Ended December 31, 2002

        For the years ended December 31, 2003 and 2002, network expenses were $405.8 million and $404.4 million, respectively; network expenses related to our Shared Technologies business, acquired in June 2002, included in the years ended December 31, 2003 and 2002 were $70.0 million and $47.9 million, respectively. Network expenses as a percentage of total revenues remained constant at approximately 52% from the year ended December 31, 2002 the year ended December 31, 2003. While there can be no assurance that we will be successful in creating or continuing the existing operating efficiencies, we expect to control costs and that network expenses as a percentage of total revenues will reduce over time. With respect to the implementation of this review and rationalization, we have converted a limited number of facilities-based customers to UNE-P, deployed alternate unbundled network element applications, or, in some instances, eliminated colocations. In addition, prior to entering into the XO Asset Purchase Agreement we were analyzing our contracts and leases to determine those executory contracts and unexpired leases relating to our network that may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. Since we have entered into the XO Asset Purchase Agreement, we are now working with XO to determine what contracts XO will assume and those that are not assumed by XO may be rejected by us.

        Gross margin was 48% for the both the years ended December 31, 2002 and 2003. Gross margin is calculated as revenues less network expenses, divided by revenues.

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

  •
  the cost of customer premises equipment that has been sold by us and the cost of providing maintenance services on such equipment;

  •
  the cost of Internet transit and transport;

  •
  the cost of leasing certain portions of our nationwide Internet network; and

  •
  for our Shared Technologies business, the costs of equipment and labor for the installation and maintenance of equipment.

        Network expenses do not include an allocation of our depreciation or amortization expenses.

        The costs to lease local loop lines, high-capacity digital T-1 loop lines, and high-capacity digital interoffice facilities from the incumbent local exchange carriers vary by carrier and by state and are regulated under the Telecommunications Act of 1996. In virtually all areas, we lease local loop lines and high-capacity digital T-1 loop lines from the incumbent local exchange carriers to connect our customers' premises to our transmission equipment colocated in the central offices of the incumbent carriers. In the areas of low density and traffic in the metropolitan areas that we serve, we also depend on the incumbent local exchange carriers to provide us high-capacity digital interoffice facilities to connect our switch to our transmission equipment colocated in the incumbents' central offices. In the areas of high density and traffic in our markets, in addition to the incumbent carriers, there are other carriers from whom we lease high-capacity digital interoffice facilities; we can generally lease those interoffice facilities at lower or comparable prices and with higher network reliability than those interoffice facilities provided by the incumbent local exchange carriers. We have increasingly focused on obtaining these high-capacity digital interoffice facilities on dedicated fiber. Even in areas of high density and traffic in our markets, however, the incumbent local exchange carriers are sometimes the only available source of high-capacity digital interoffice facilities. These cost and availabilities may be impacted by actions taken by federal and state regulatory agencies in reviewing the costs to provide these facilities, see discussion under "Risk Factors Relating to Regulations"

        In accounting for the costs of constructing switching and transmission equipment for a new market, we capitalized as a component of property and equipment only the initial non-recurring charges associated with our network facilities.

        We incur "reciprocal compensation" costs in providing both voice and data services and expect reciprocal compensation costs to be a major portion of our cost of services. We must enter into an interconnection agreement with the incumbent local exchange carrier in each market we provide service to make widespread calling available to our customers and these agreements are approved by the state regulatory agency. These agreements typically set the cost per minute to be charged by each party for the calls that are exchanged between the two carriers' networks. Generally, a carrier must compensate another carrier when a local call by the first carrier's customer terminates on the other carrier's network. These reciprocal compensation costs are a variable cost that will grow as our customers' outbound calling volume grows. Over time, the rates for reciprocal compensation have decreased and in some of our markets, we exchange local traffic with the incumbent local carrier on a bill-and-keep basis (which generally means that neither carrier pays for the traffic that terminates on the other carrier's network). We also incur switched access charges for intrastate toll traffic we exchange with other carriers. The rates for intrastate access traffic are regulated by state authorities and are usually contained in carriers' access tariffs.

        The cost of securing long distance service capacity is a variable cost that increases in direct relationship to increases in our customer base and increases in long distance calling volumes. We have entered into a new long distance agreement and as a result, our variable cost per minute for long distance services has decreased.

        We install voice and data aggregation and switching equipment in space owned or leased by other parties, including locating our equipment in central offices of local incumbent exchange carriers' networks. We incur rent and utility charges in leasing this space. We expect these costs to generally remain constant in the near future as we do not plan to expand to additional colocation sites. XO and us are in the process of evaluating our colocation space needs as part of our bankruptcy and we may reduce the number of colocations that we are currently occupying which could reduce our colocation expenses.

        We sell and install telecommunications customer premises equipment and provide maintenance services on such equipment. Our costs to provide these products and services include both time and material costs. These costs will increase or decrease in relation to the demand for these products and services.

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

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        For the years ended December 31, 2002 and 2001, network expenses were $404.4 million and $251.7 million, respectively; network expenses related to the Shared Technologies business included in the year ended December 31, 2002 were $47.9 million. Network expenses as a percentage of total revenues increased from 49% for the year ended December 31, 2001 to 52% for the year ended December 31, 2002. Gross margin decreased from 51% for the year ended December 31, 2001 to 48% for the year ended December 31, 2002.

Selling, General and Administrative Expenses

Year Ended December 31, 2003 compared with Year Ended December 31, 2002

        Selling, general and administrative expenses were $384.5 million and $438.2 million for the years ended December 31, 2003 and 2002, respectively. Selling, general and administrative expenses related to our Shared Technologies business, acquired in June 2002, included in the years ended December 31, 2003 and 2002 were $45.0 million and $26.9 million, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased from 57% for fiscal year ended December 31, 2002 to 49% for fiscal year ended December 31, 2003.

        Selling, general and administrative expenses have decreased due to our cost containment efforts (including a decrease in our headcount), increased collection efforts, which have resulted in a decrease in bad debt expense, and the achievement of certain economies of scale as we have grown the business. During the year ended December 31, 2003, these decreases were partially offset by the inclusion of selling, general and administrative expenses related to our Shared Technologies business and by $12.5 million of employee bonuses paid including those under a key employee retention program.

        Selling, general and administrative expenses include salaries, benefits and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, investor and media relations, insurance, professional fees and bad debt expense. As a result of our transition from rapid revenue growth to a plan geared towards reducing cash used in operations and achieving positive cash flow, we reduced headcount, including the number of sales teams during the second half of 2002 and first three quarters of 2003. Our total headcount decreased from 3,814 at December 31, 2002 to 2,923 at December 31, 2003. As of December 31, 2003, the sales force, including sales managers and sales administrators, had decreased to 818 from 1,118 as of December 31, 2002. Prior to entering into the XO Asset Purchase Agreement, we were analyzing our contracts and leases to determine those executory contracts and unexpired leases relating to our selling, general and administrative expenses that may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. Since we have entered into the XO Asset Purchase Agreement, we are now working with XO to determine which contracts XO will assume and those that are not assumed may be rejected by us.

        We have an invoice processing agreement (the "Billing Agreement") with Daleen Solutions, Inc. ("Daleen"). Daleen is one of our primary invoice processing vendors for billing our customers. On October 30, 2003, Daleen notified Allegiance that it was electing to not renew the Billing Agreement. On October 31, 2003, Daleen filed a Motion For Relief From the Automatic Stay Under Section 362 of the Bankruptcy Code ("Motion") seeking relief from the automatic stay so that it could send Allegiance notice of its intent to elect to not renew the Billing Agreement. On November 19, 2003, the Bankruptcy Court denied Daleen's Motion. As a result, the Billing Agreement renewed on December 31, 2003 for an additional one year term on the same terms and conditions as the existing Billing Agreement. We are in the process of migrating our customers off of the Daleen Billing Agreement. If we are unable to continue billing our customers during this migration period, it may have a material adverse effect on our company and our business, as further discussed in "Risk Factors relating to operations."

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

Depreciation

Year Ended December 31, 2003 compared with Year Ended December 31, 2002

        During the years ended December 31, 2003 and 2002, depreciation expense was $246.8 million and $248.8 million, respectively. Depreciation expense for the year ended December 31, 2003, remained at a comparable level to depreciation expense for the year ended December 31, 2002, as we had completed the deployment of our networks and initiation of services in new markets prior to 2002 and did not incur significant additional capital expenditures during these years.

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        During the years ended December 31, 2002 and 2001, depreciation expense was $248.8 million and $188.3 million, respectively. Such increase was consistent with the continued deployment of our networks and initiation of services in new markets during 2001.

Amortization of Goodwill and Purchased Intangibles

Year Ended December 31, 2003 compared with Year Ended December 31, 2002

        In connection with the acquisitions completed since inception, we assigned an aggregate of $62.8 million of the purchase price to customer lists. These intangible assets are being amortized over their estimated useful lives of one to three years. For the years ended December 31, 2003 and 2002, we recorded $10.3 million and $33.4 million of amortization of customer lists.

        On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." SFAS 142 (1) requires that goodwill balances no longer be amortized and (2) expands the classifications of other intangible assets and provides guidance for estimating the expected useful lives of these assets. We are required to periodically assess our goodwill for impairment under the provisions of SFAS No. 142. We identified one reporting unit, as defined in SFAS No. 142. As outlined in the authoritative literature, our assessment of whether our goodwill has been impaired is based on our estimate of the fair market value of the reporting unit using a model, which considers both a discounted future cash flow analysis and market capitalization data. Upon adoption of SFAS No. 142 on January 1, 2002, our assessment did not indicate an impairment in our goodwill intangible. However, during the six months ended June 30, 2002, our market capitalization remained at a level well below our book value. As this decline in our market capitalization indicates that a potential reduction in the value of our goodwill exists, we performed an interim valuation as of June 30, 2002 using a valuation model, which considers both a discounted future cash flow analysis and market capitalization data. This valuation indicated that an impairment of our goodwill existed as of June 30, 2002. Accordingly, we recorded a charge of $114.7 million during 2002, reflecting the amount of impairment as of June 30, 2002 to eliminate our goodwill intangible. During 2003 we recorded an additional $2.1 million in goodwill due to purchase price allocation adjustments for certain acquisitions made in 2002. We recorded a goodwill impairment charge of $2.1 million in 2003 to write-off this goodwill.

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

Management Allocation Charges and Deferred Compensation Expenses

Year Ended December 31, 2003 compared with Year Ended December 31, 2002

        For the years ended December 31, 2003 and 2002, we recognized $2.8 million and $2.7 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with membership units of Allegiance Telecom, LLC sold to certain management employees and grants of stock options and restricted common shares to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

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

Interest Expense and Interest Income

Year Ended December 31, 2003 compared with Year Ended December 31, 2002

        Interest income for the years ended December 31, 2003 and 2002 was $3.3 million and $6.6 million, respectively. Interest income results from short-term investments, cash and cash equivalents. Interest income during the year ended December 31, 2002 is greater than for the year ended December 31, 2003 because we had additional cash invested in interest-bearing instruments and because of higher average interest rates.

        For the years ended December 31, 2003 and 2002, interest expense was $67.7 million and $108.1 million, respectively. Prior to the Commencement Date of our Chapter 11 cases, interest expense included the accretion of the 11 3/4% notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8% notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. As of the Commencement Date of our Chapter 11 cases, we stopped recording interest expense on the 11 3/4% notes and the 12 7/8% notes in accordance with Statement of Position 90-7. Additionally, the deferred debt issuance costs related to this debt are no longer being amortized to interest expense. Under a Bankruptcy Court order, we are required to continue incurring and paying interest at the applicable non-default rate of interest under our senior secured credit facilities and we have continued to amortize the deferred debt issuance costs related to the senior secured credit facilities to interest expense.

        During the year ended December 31, 2003, at the direction of the US Trustee in our Chapter 11 cases, we sold an investment in commercial paper in the open market in order to comply with our revised investment guidelines. The sale was at market value and resulted in the realization of a gain of $3.3 million. This gain is included in other income/expense in our results of operations.

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

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

Operating Losses

Year Ended December 31, 2003 compared with Year Ended December 31, 2002

        Our loss from operations for the years ended December 31, 2003 and 2002 was $275.4 million and $471.2 million, respectively.

Year Ended December 31, 2002 compared with Year Ended December 31, 2001

        Our loss from operations for the years ended December 31, 2002 and 2001 was $471.2 million and $373.2 million, respectively.

Reorganization Items

Year Ended December 31, 2003 compared with Year Ended December 31, 2002

        Reorganization items consist of costs associated with our bankruptcy proceedings that are not directly attributable to the ongoing operations of our business. During the year ended December 31, 2003, we incurred $15.8 million in professional fees and recognized a loss of $7.7 million related to other restructuring activities. We expect to continue to incur significant costs associated with our reorganization.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2003, we had approximately $284.2 million of unrestricted cash and short-term investments, compared with $284.3 million of unrestricted cash and short-term investments as of December 31, 2002. We do not have any off-balance sheet financing arrangements, special purpose entities or asset securitizations. On March 31, 2004, we received final Bankruptcy Court approval for the continued use of our cash collateral under a Second Stipulation and Consent Order Extending the Expiration Date of the Second Amended Final Order Authorizing Use of Cash Collateral by Consent (the "Second Amended Cash Collateral Order"). The Second Amended Cash Collateral Order among other things: (1) restricts our use of cash, (2) requires us to prepare and follow a budget and maintain a minimum weekly cash balance, and (3) requires us to provide certain financial, operational and other information to our senior lenders. Under this Second Amended Cash Collateral Order, we are also required to continue incurring and paying interest under our senior secured credit agreement (at the applicable non-default rate of interest).

        As of December 31, 2003, we had $1,337.0 million of outstanding liabilities subject to compromise, including $1,120.6 million of indebtedness (including debt under our senior secured credit agreement and two series of bonds). We are party to a senior secured credit agreement and two indentures. As of December 31, 2003, approximately $477.8 million of our indebtedness was borrowed under our senior secured credit agreement, as described in more detail below. As of that same date, approximately $642.8 million of our indebtedness was borrowed under our two indentures.

        Our existing cash and short-term investment balances relating to operations is expected to decline during 2004. Decreased demand for our services or high customer churn, as noted above, could adversely impact our liquidity. Customer demand for our services depends in part on our ability to efficiently and timely switch customers from their prior carrier to our service, respond to customer service and billing issues and provide quality service. Please see the discussion below under the caption "Senior Secured Credit Agreement" below and under the caption "Risk Factors."

        Our financial projections are based on forecasts of, among other things, customer demand and line churn, i.e. the rate at which customers discontinue their lines. Customers leave our service for a variety of reasons, including but not limited to, the customer: (a) leaving our service area, (b) going out of business or downsizing its business, (c) being unhappy with our service, (d) general market conditions, (e) leaving for better pricing, (f) needing a different telecom solution that we do not provide, (g) disruptions in service relating to our network optimization activities and (h) concern regarding our bankruptcy and financial condition. In the year ended December 31, 2003, the average retail line churn was approximately 2.8% and including wholesale, our average line churn was approximately 1.8%. Line churn is the number of voice grade equivalent lines (for example, a fully-utilized data T-1 counts as 24 lines) that are disconnected each month divided by the total number of voice grade equivalent lines that we have in service at the beginning of that month. The line churn is difficult to forecast and remains one of the specific challenges on which we are focused. We expect retail and wholesale line churn to improve in 2004 and beyond. We have responded to high line churn with many customer retention initiatives including, new service offerings, more attractive rate plans, back office improvements, roll out of Singl.eView billing system, proactive contact with customers, and root cause resolutions. The above churn metrics do not include churn related to businesses such as Shared Technologies, Allegiance Business Internet access services, or web hosting. We are in the process of decommissioning 22 of our colocations and provisioning existing customers served by those colocations by alternative methods. This may impact customer service and increase customer churn. We can provide no assurances that we will be able to effectively manage or reduce our line churn. If we are unable to do so, this will materially affect our business, revenues and liquidity.

        Decreased customer demand may also stem from uncertainty of our bankruptcy filing, the sale to XO, the industry in which we compete and the general economy. Many of our competitors have also declared bankruptcy, de-listed from the public securities markets and/or identified financing problems. Some of our potential customers as well as current customers have expressed concerns about our financial stability in light of our bankruptcy filing, the general economy and the telecommunications industry in general. We believe customer perception will continue to have an impact on our ability to attract and retain customers. Specifically, our financial condition has limited during 2003 our ability to secure bid and performance bonds that are required by some customers of our customer premises equipment sales and maintenance business. Moreover, our customers may not purchase additional services and may cancel existing services as a result of our bankruptcy filing, our specific financial condition, including the independent auditors' report for 2002 that cites conditions which raise substantial doubt about our ability to continue as a going concern, and general economic conditions.

        For the years ended December 31, 2003 and 2002, we made capital expenditures of $22.6 million and $129.9 million, respectively. As of December 31, 2003, we had transmission equipment colocated in 849 central offices. Pursuant to our current business plan, we expect to spend approximately $32 million for capital expenditures during 2004.

        We have purchased dedicated fiber rings in 24 of our markets. As of December 31, 2003, we had dedicated fiber rings in operation in 24 markets including Austin, Baltimore, Boston, Chicago, Dallas, Denver, Detroit, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, San Francisco, St. Louis, Seattle, Washington, D.C., and White Plains, New York. We have also acquired long-haul point-to-point fiber connectivity between several markets in the northeast corridor. Our cost of fiber includes both the amounts we pay to the fiber provider as well as the cost of the electronic equipment that we purchase and install to make the fiber operational. As of December 31, 2003, our total costs have been $196.5 million, and we are committed to spend an additional $141.4 million for this fiber, which will be incurred over the life of these existing fiber supply arrangements ending in 2023. Since we entered into the XO Asset Purchase Agreement, we are now working with XO to determine which fiber contracts XO will not assume and those that are not assumed may be rejected by us.

Contractual Obligations

        The following summarizes some of our future financial commitments at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 Years
	(dollars in millions)
Long-term debt(2):
Principal payments	$1,123	$1,123	$—	$—	$—
Interest payments	27	27	—	—	—
Capital lease obligations, including interest(3)	152	12	23	19	98
Operating leases	107	23	42	30	12
Other material long-term obligations(3)	20	15	5	—	—

Total contractual cash obligations	$1,429	$1,200	$70	$49	$110

(1)
We are working with XO to analyze our contracts and leases to determine those executory contracts and unexpired leases that XO plans to assume and those that are burdensome to XO and may be rejected pursuant to Section 365 of the Bankruptcy Code. This table excludes any such executory contracts or unexpired leases that have already been rejected with Bankruptcy Court approval but does not reflect any additional executory contracts or unexpired leases that may be rejected in the future in our Chapter 11 cases.

(2)
As discussed in more detail herein, as a result of the bankruptcy filing on May 14, 2003, there is an event of default under our senior credit agreement and our indentures; as a result of such events of default, under the terms of such agreement and indentures, the financing arrangements are immediately due and payable. Interest payments reflect payments due during 2004 under the Senior Secured Credit Agreement.

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

        During the third quarter of 2001, we drew $200.0 million under the revolving credit facility and $150.0 million under the delayed draw term loan. The interest rate applicable to this draw was 5.68% per annum in 2003 and as of March 19, 2004 the interest rate applicable to this draw was adjusted to 5.61%, based on the London Interbank Offered Rate in effect at that time. In June 2002, we requested a draw of the remaining $150 million under the revolving credit facility. The interest rate applicable to this draw was 5.50% per annum through December 24, 2003. As of December 24, 2003, the interest rate applicable to this draw was adjusted to 5.72%, based on the London Interbank Offered Rate in effect at that time.

        As of June 30, 2003, we had received $135.3 million of the $150.0 million requested in June 2002, with 3 of the 26 banks in the bank syndicate refusing to fund our request. On July 15, 2003, we entered into a settlement agreement with Bayerische Hypo-und Vereinsbank and Bank Austria Creditanstalt Corporate Finance, Inc. (collectively, the "Banks") regarding these funding disputes. On July 29, 2003, the Bankruptcy Court approved this settlement agreement. On July 31, 2003, the Banks delivered the net funding obligation to us required under this settlement agreement in the amount of $7.4 million. On October 24, 2003, we entered into a settlement agreement with Dresdner Bank AG regarding these funding disputes. On November 19, 2003, the Bankruptcy Court approved the settlement agreement and on November 20, 2003, Dresdner Bank AG delivered the net funding obligation to the Company, required under the settlement agreement in the amount of $5.1 million.

        The obligations under the senior credit agreement are secured by (1) the capital stock of Allegiance Telecom Company Worldwide (which stock is owned by its parent holding company, Allegiance Telecom, Inc.) and (2) substantially all of the assets of Allegiance Telecom Company Worldwide and its subsidiaries, including the capital stock owned by Allegiance Telecom Company Worldwide in each of its subsidiaries. The Second Amended Cash Collateral Order also provides the senior lenders with certain replacement liens as described in such Order. Under this Order, we are required to continue incurring and paying interest under our senior secured credit facilities (at the applicable non-default rate of interest) and we have continued to amortize the deferred debt issuance costs related to the senior secured credit facilities to interest expense.

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

        Revenue Recognition.    We recognize revenues as we provide services to our customers. Our revenue recognition policies are designed to comply with all applicable accounting principles generally accepted in the United States of America, including SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 104 requires management's judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

        Network Expenses.    We recognize network expenses as the products and services are provided and delivered to us by our vendors. The recognition of network expense and the related liabilities for network expense requires certain estimates and assumptions to be made by management. Our accruals for unbilled leased network facilities, network access charges, and equipment colocation charges are based on line counts, estimated usage, and active colocation sites. Additionally, our accrual includes charges invoiced by network providers, which are probable network expenses but have not yet been paid due to disputes with these carriers. Should changes in conditions or facts cause us to revise our estimates, our financial condition and results of operations could be significantly impacted.

        Impairment of Long-Lived Assets.    We review the carrying values of property and equipment and intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Under SFAS 144, we are required to identify current events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present, we analyze the projected cash flows associated with our property and equipment and intangible assets to determine the fair value of these assets. Considerable management judgment is necessary in establishing the assumptions used as a basis for this analysis.

        We considered the bankruptcy filing on May 14, 2003 and the pending sale of the business as of December 31, 2003 triggering events that required that our long-lived assets be evaluated for impairment. Based on the expected sale of the majority of the Company's assets to XO Communications approved by the Bankruptcy Court on February 20, 2004, we determined that the proceeds generated from the sale are sufficient to recover the current carrying value of the Company's long-lived assets. Although we believe our estimates and assumptions used in this calculation are reasonable, actual results could vary significantly from these estimates. Should changes in conditions or facts cause us to revise our estimates, we could be required to record impairment charges in future periods, which may have a significant impact on our results of operations.

        Liabilities Subject to Compromise.    As a result of the commencement of the Chapter 11 cases, our consolidated financial statements reflect the provisions of Statement of Position 90-7 and are prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, because of the Chapter 11 cases, such realization of assets and liquidation of liabilities, without substantial adjustments and/or changes of ownership, are subject to uncertainty.

        One of the key provisions of Statement of Position 90-7 requires the reporting of our liabilities incurred prior to the commencement of the Chapter 11 cases as liabilities subject to compromise. The various liabilities that are subject to compromise include pre-petition debt, accounts payable, accrued expenses and other long-term liabilities. The amounts for these items represent our estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 cases. Such claims remain subject to future adjustments. Adjustments may result from (i) negotiations, (ii) actions of the Bankruptcy Court, (iii) further developments with respect to disputed claims, (iv) rejection of executory contracts and unexpired leases, or (v) other events.

        Off-Balance Sheet Financing Arrangements.    We do not have any off-balance sheet financing arrangements.

        Other Matters.    We do not have any trading activities that include non-exchange traded contracts accounted for at fair value.

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

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of this statement is required for fiscal years beginning after June 15, 2002. Our adoption of this statement did not have a material effect on our financial position or results of operations.

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

        In November 2002, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of this statement did not have a material effect on our financial position or results of operations.

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

        In May 2003, the EITF reached a consensus on Issue 01-8, Determining Whether an Arrangement Contains a Lease. Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. We enter into contracts for the long-term supply and sale of IT services and systems that, depending on the facts and circumstances, could be subject to EITF 01-8. The new rules are being applied prospectively to such contracts entered into or modified after July 1, 2003. Accordingly, the impact of EITF 01-8 on our future results of operations and financial position will depend on the terms contained in contracts signed after such date. The impact of EITF 01-8 on our results of operations and financial position during 2003 was not material.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.

        However, the Revised Interpretations must be applied no later than our first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (SPEs") created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation's provision no later than our fourth quarter of 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions no later than our first quarter of 2004. The adoption of FIN 46 did not have a material effect on our financial position or results of operations.

CERTAIN RELATED PARTY TRANSACTIONS

        In connection with the employment of G. Clay Myers, our Senior Vice President of Finance and Accounting, Mr. Myers borrowed $250,000 from us on December 6, 1999. Mr. Myers issued a promissory note payable to Allegiance for this amount, which note was payable on December 6, 2002. Such note accrued interest at 5.74% per annum, which was the December 1999 applicable federal rate. The $250,000 was used by Mr. Myers to replace certain benefits he had to forego from his prior employer upon his acceptance of a position with Allegiance. Mr. Myers paid the accrued interest on the note in each of the years 2000, 2001 and 2002, and made a principal payment in the amount of $25,000 in December 2002. Mr. Myers fully repaid the remaining outstanding balance on the note, including accrued interest, in March 2003 with the proceeds of a retention bonus paid to him at such time.

        On April 4, 2001, Anthony J. Parella, President of our Shared Technologies business, borrowed $3.0 million from us. Mr. Parella issued a promissory note payable to us, which note was payable on April 4, 2004. In September 2001, Mr. Parella borrowed an additional $1.2 million from us. Mr. Parella issued a full recourse promissory note (the "Full Recourse Note") payable to us for a total amount of $4.2 million plus previously accrued interest of $81,564 on the April 4, 2001 note. This note accrues interest at 2.73% per annum, which was the November 2001 applicable federal rate, and interest is payable when this note is due. The Full Recourse Note was payable on April 4, 2004 and, as discussed below, we have entered into a forbearance agreement with Mr. Parella under which we have agreed not to exercise our remedies under the Full Recourse Note at this time. Under the Full Recourse Note, we have the right to enforce the repayment obligation of Mr. Parella by looking to his personal assets. The Full Recourse Note is also secured by a pledge of Mr. Parella's Allegiance stock options, as well as 350,000 shares of Allegiance common stock, none of which has any value under our proposed Plan of Reorganization. The $4.2 million was used by Mr. Parella to repay certain debt that he incurred in connection with the purchase of land. That debt was secured by Mr. Parella's Allegiance stock and he would have been forced to sell such stock to satisfy the debt if he did not obtain another means of repaying the debt. We determined that making the loan to Mr. Parella at that time was in the best interests of our stockholders because it allowed him to avoid a forced sale of his shares and instead be able to take the time necessary to sell his land.

        The loan to Mr. Parella is reflected in "other current assets" in our financial statements. A reserve for the full amount of the value of the loan was established in the fourth quarter of 2003 due to the uncertainty of the collectibility of this loan primarily as a result of uncertainty regarding the value of Mr. Parella's personal assets and the existence of claims asserted by Mr. Parella against us as set forth in a proof of claim filed with the Bankruptcy Court in November 2003. We, Mr. Parella and the Creditors Committee are in the process of working out a resolution of Mr. Parella's obligations under the Full Recourse Note and his related claims against us and, as of April 2, 2004, with the advice and consent of the Creditors Committee we agreed to forebear from exercising any remedies under the Full Recourse Note while this process is ongoing and Mr. Parella has foregone all rights under his Key Employee Retention Plan pending resolution of the disputes relating to the Full Recourse Note. See "Key Employee Retention Plan."

        During the year ended December 31, 2003, Swidler Berlin Shereff Friedman, LLP performed legal services for us. Andrew Lipman, a member of our board of directors, is a senior partner at this law firm. We recorded approximately $0.3 million in legal fees by this firm in the year ended December 31, 2003. We intend to continue using this law firm in the future for advice on legal matters.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our investment policy is restricted to the guidelines established under Section 345(a) of the Bankruptcy Code, which authorizes a debtor-in-possession to deposit or invest an estate's money (including cash) so as to yield the maximum reasonable net return on such money, taking into account the safety of such deposit or investment. Our excess cash is invested in a mutual fund that invests in high quality investments such as obligations of the United States government or any agency thereof guaranteed by the United States of America, bankers' acceptances, certificates of deposit and time deposits from banks, repurchase agreements, commercial instruments, municipal securities and master notes.

        We are thus exposed to market risk related to changes in short-term U.S. interest rates. We manage these risks by closely monitoring market rates and the duration of our investments. We do not enter into financial or commodity investments for speculation or trading purposes and are not a party to any financial or commodity derivatives.

        Interest income earned on our investment portfolio is affected by changes in short-term interest rates. We believe that we are not exposed to significant changes in fair value because of our conservative investment strategy. However, the estimated interest income for 2004, based on the estimated average 2003 earned rate on investments, is $2.2 million. Assuming a 50-basis-point drop in the estimated average rate, we would be exposed to a $1.2 million reduction in interest income for the year. The following table illustrates this impact on a quarterly basis:

	Quarter Ending
	March 2004	June 2004	September 2004	December 2004	Total
	(dollars in millions)
Estimated average investments	$265.1	$238.3	$229.4	$225.6
Estimated average interest earned at the average rate of 0.94% for the year ended December 31, 2003	0.6	0.6	0.5	0.5	2.2
Estimated impact of interest rate drop	0.3	0.3	0.3	0.3	1.2

        Our outstanding long-term debt consists both of long-term, fixed rate notes, not subject to interest rate fluctuations, and our senior secured credit facilities. Borrowings under our senior secured credit facilities incur interest at a variable rate, based on leverage ratios, and is currently the 6-month London Interbank Offered Rate plus 4.50%. Our blended borrowing rate, taking new borrowings into account, is now 5.64% per annum and this interest rate will remain fixed until June 24, 2004. Therefore, we will not be exposed to market risk related to rate fluctuations until the end of the second quarter of 2004.

        Beginning in June 2004, we will be exposed to market risk related to market changes in the 6-month London Interbank Offered Rate and other market indexes. Based on our current level of debt, the impact of a 100-basis-point increase in our average interest rate would cause an increase in interest expense during 2003 of approximately $1.7 million.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is included in pages F-1 through F-33 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    DISCLOSURE CONTROLS AND PROCEDURES

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

        Our company's management, including the CEO and CFO, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the date of the controls evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF ALLEGIANCE TELECOM

Directors, Executive Officers and Other Senior Vice Presidents

        The following table sets forth certain information regarding our Board of Directors, executive officers and other senior vice presidents, as of December 31, 2003.

Name	Age	Position(s)
Royce J. Holland	55	Chairman of the Board and Chief Executive Officer
C. Daniel Yost	55	President, Chief Operating Officer and Director
Thomas M. Lord	47	Executive Vice President, Corporate Development, Chief Financial Officer
Anthony J. Parella	44	President, Shared Technologies Allegiance
Mark B. Tresnowski	44	Executive Vice President, General Counsel and Secretary
Richard Anderson	59	Senior Vice President, Network Planning, Engineering and Operations
John M. Dumbleton	36	Senior Vice President, Wholesale Services and Alternate Channels
Keith Hatley	33	Senior Vice President, Sales
Kevin M. Joseph	39	Senior Vice President, Federal Governmental Affairs
Christopher W. MacFarland	31	Senior Vice President and Chief Technology Officer
G. Clay Myers	43	Senior Vice President, Finance and Accounting
J. Timothy Naramore	41	Senior Vice President and Chief Information Officer
Mark A. Stachiw	42	Senior Vice President and General Counsel—Allegiance Telecom Company Worldwide
Lawrence E. Strickling	52	Senior Vice President, Industry Development and State Regulatory Affairs
Paul J. Finnegan	50	Director
Jacob J. Goldberg	57	Director
Reed E. Hundt	55	Director
Andrew D. Lipman	52	Director
James N. Perry, Jr.	43	Director
Carroll McHenry	60	Director

        Royce J. Holland, Co-founder of Allegiance, Chairman of the Board and Chief Executive Officer since August 1997. Mr. Holland has more than 25 years of experience in the telecommunications, independent power and engineering/construction industries. Prior to founding Allegiance in April 1997, Mr. Holland was one of several co-founders of MFS Communications, Inc. ("MFS Communications") where he served as President and Chief Operating Officer from April 1990 until September 1996 and as Vice Chairman from September 1996 to February 1997. In January 1993, Mr. Holland was appointed by President George Bush to the National Security Telecommunications Advisory Committee. Mr. Holland served as the Chairman of the Association for Local Telecommunications Services, the industry trade organization for the competitive local telephone sector, from December 1998 to January 2000. Mr. Holland was appointed by Texas Governor George W. Bush to the Texas (Electronic) E-Government Task Force in 1999 and subsequently served as a member of the Bush/Cheney presidential transition team in 2000-2001. Mr. Holland also presently serves on the board of directors of MetaSolv Software, Inc., a publicly traded telecommunications software provider.

        C. Daniel Yost, President and Chief Operating Officer since February 1998 and Director since March 1998. Mr. Yost has more than 26 years of experience in the telecommunications industry. From July 1997 until he joined Allegiance, Mr. Yost was the President and Chief Operating Officer for U.S.

Operations of Netcom On-Line Communications Services, Inc., a leading Internet service provider. Mr. Yost served as the President, Southwest Region of AT&T Wireless Services, Inc. from June 1994 to July 1997. From July 1991 to June 1994, Mr. Yost was the President, Southwest Region of McCaw Cellular Communications/LIN Broadcasting. Mr. Yost also presently serves on the board of directors of Ace Cash Express Inc., a publicly traded provider of retail financial services, and, through March 3, 2004, Mr. Yost also served on the board of directors of ADC Telecommunications Inc., a publicly traded telecommunications equipment and services company.

        Thomas M. Lord, Co-founder of Allegiance, Executive Vice President, Corporate Development and Chief Financial Officer since August 1997. Mr. Lord was a member of our Board of Directors from August 1997 to July 2003. Mr. Lord is responsible for overseeing the company's mergers and acquisitions, corporate finance and investor relations' functions. Mr. Lord is an 18-year veteran in investment banking, securities research and portfolio management, including serving as a Managing Director of Bear, Stearns & Co. Inc. from January 1986 to December 1996. In the five-year period ending December 1996, Mr. Lord oversaw 43 different transactions valued in excess of $6.2 billion for the telecommunications, information services and technology industries.

        Anthony J. Parella, President, Shared Technologies since September 2003. Mr. Parella joined Allegiance in August 1997 as Regional Vice President-Central Division, was promoted to National Vice President of Field Sales in August 1998, Senior Vice President of Field Sales and Customer Care in October 1999, Executive Vice President in July 2000 and President, Retail and Telecom Services in August 2002. Mr. Parella was a member of our Board of Directors from January 2000 to July 2003. Mr. Parella has more than 10 years of experience in the telecommunications industry. Prior to joining the Company, Mr. Parella was Vice President and General Manager for MFS Intelenet, Inc., an operating unit of MFS Communications, from February 1994 to January 1997, where he was responsible for the company's sales and operations in Texas. Mr. Parella also served as Director of Commercial Sales for Sprint Corporation from 1991 to January 1994.

        Mark B. Tresnowski, Executive Vice President, General Counsel and Secretary since August 2002. Prior to that, Mr. Tresnowski was our Senior Vice President, General Counsel and Secretary from February 1999 through August 2002. Mr. Tresnowski has been the Secretary of Allegiance since September 1997. Mr. Tresnowski practiced law at Kirkland & Ellis for 13 years and was a partner of that firm from October 1992 to January 1999. In private practice, Mr. Tresnowski specialized in private and public financings, mergers and acquisitions and securities law.

        Richard Anderson, Senior Vice President, Network Planning, Engineering and Operations since October 2003. Mr. Anderson joined the Company in September 1997 and previously served as the company's vice president of network planning. Before joining Allegiance, Mr. Anderson was with Metropolitan Fiber Systems (MFS), planning and supervising the carrier's rollout of several new markets. Prior to MFS, he held various planning, engineering and operations positions with Wisconsin Telephone Co. and Ameritech Services. His experience spans 39 years in the telecommunications industry with both incumbent and competitive carriers.

        John Dumbleton, Senior Vice President, Wholesale Services and Alternate Channels since September 2003. Previously, Mr. Dumbleton served as the company's vice president of wholesale services. Before joining the company in May of 1998, Mr. Dumbleton held various sales and management roles at WorldCom Communications. He has more than 10 years of experience with domestic and international industry partners and service providers.

        Keith Hatley, Senior Vice President, Sales since September 2003. Mr. Hatley joined the company in January 1998 as a Sales Manager in the Fort Worth market, was promoted to City Vice President of the Houston market in 1999, and then was promoted to Regional Sales Vice President of the Midwest region in 2000. Mr. Hatley became the Company's Vice President of Customer Services including customer implementation, service delivery, customer care and the national repair center in July 2001.

Prior to joining Allegiance Telecom, Mr. Hatley served as Sales Manager for MFS and Worldcom in the Dallas market.

        Kevin M. Joseph, Senior Vice President of Federal Governmental Affairs since June 2001. Mr. Joseph joined the Company in March 2000 as Vice President of Government Affairs. Prior to that, Mr. Joseph was Vice President of Government Affairs for AT&T Broadband from February 1999 to March 2000. Mr. Joseph served on the United States Senate Committee on Commerce, Science and Transportation Subcommittee on Communications from 1991 to 1999 and was Senior Counsel to this Committee from 1996 to 1999. From 1988 to 1991, Mr. Joseph also served on the U.S. Representatives' Committee on Energy and Commerce, Subcommittee on Telecommunications and Finance. Mr. Joseph presently serves on the board of directors to the Hollings Cancer Center at the Medical University of South Carolina and as a member of the board to Spoleto Festival USA.

        Christopher W. MacFarland, Senior Vice President since September 2003 and Chief Technology Officer since June 2002. Mr. MacFarland joined Allegiance in August of 1998 as Director of Data Engineering and later became Vice President of Technology in January 1999. Prior to joining Allegiance Telecom, he held a variety of positions with Verio with increasing responsibilities, culminating in being named Director of Networks and Consulting. He has over 10 years of experience developing and engineering public networks and Internet technology.

        G. Clay Myers, Senior Vice President of Finance and Accounting since December 1999. Prior to this position at Allegiance, Mr. Myers was the Vice President, Finance, Chief Financial Officer and Treasurer of PageMart Wireless, Inc. Prior to PageMart, Mr. Myers was Senior Operations Manager for Dell Computer Corporation from 1991 to 1993 and was with Ernst & Young, LLP from 1982 to 1991. Mr. Myers is a certified public accountant.

        J. Timothy Naramore, Senior Vice President and Chief Information Officer since July 2000. Mr. Naramore joined the Company as Director of Web Enablement in June 1998 and later became Vice President of Information Systems in September 1999. Mr. Naramore brings over 18 years of information systems development experience to his role and is currently responsible for developing, implementing and supporting the company's internal back office systems. Prior to joining Allegiance, Mr. Naramore served as Director of Engineering at Netcom On-Line Communications Services, Inc. overseeing the development of their web hosting operation, from May 1997 to June 1998. Prior to that, Mr. Naramore held a variety of technical and leadership positions in the information systems group at Frito-Lay, Inc. from 1988 to 1997.

        Mark A. Stachiw, Senior Vice President and General Counsel—Allegiance Telecom Company Worldwide since September 2003. Mr. Stachiw brings over 18 years of telecommunications legal experience to our company. Mr. Stachiw joined the company as vice president and general counsel for Allegiance Telecom Company Worldwide in March 2002. Prior to joining the company, from March 2001 through March 2002, he was Of Counsel at Paul, Hastings, Janofsky and Walker, and represented national and international telecom firms in regulatory and transactional matters. Previous to joining Paul Hastings, he was the chief legal officer for Verizon Wireless Messaging Services (formerly known as AirTouch Paging and PacTel Paging) and was the Vice President and General Counsel from April 2000 through March 2001, and Vice President, Senior Counsel and Secretary from April 1995 through April 2000.

        Lawrence E. Strickling, Senior Vice President, Industry Development and State Regulatory Affairs since June 2002. Prior to that, Mr. Strickling was executive vice president and general counsel of CoreExpress, a privately held Internet startup company, and a member of the board of directors of NetworkPlus, a competitive local exchange carrier. From 1998 to 2000, Mr. Strickling was Chief of the Common Carrier Bureau at the Federal Communications Commission. Prior to joining the FCC, Mr. Strickling held a number of legal and regulatory positions at Ameritech, including Vice President-

Public Policy from 1993-97 and Vice President and Associate General Counsel from 1991-93. Prior to joining Ameritech in 1987, Mr. Strickling was a partner at the law firm of Kirkland & Ellis.

        Paul J. Finnegan, Director since August 1997. Mr. Finnegan is a Co-President of Madison Dearborn Partners, Inc., a Chicago-based private equity investing firm, where he specializes in investing in companies in the communications industry. Mr. Finnegan also presently serves on the board of directors of Rural Cellular Corporation, a publicly traded rural cellular telephone operator.

        Jacob J. Goldberg, Director since January 2003. Mr. Goldberg has over 30 years of experience in the telecommunications industry. From August 1997 until his retirement in March 2000, Mr. Goldberg served as President of Telecom Industry Services for Bell Atlantic. From January 1994 to August 1997, Mr. Goldberg served as Vice President of Wholesale Markets for NYNEX overseeing marketing, sales and customer service provided to NYNEX's wholesale customers. Prior to that, from 1989 to December 1993, Mr. Goldberg served as Vice President of Network Interconnection Marketing and Sales and Managing Director of access markets at NYNEX. Mr. Goldberg serves on the board of directors of InfoHighway Communications, Inc. since October 2000.

        Reed E. Hundt, Director since March 1998. Mr. Hundt served as Chairman of the Federal Communications Commission from 1993 to 1997. He currently serves as co-Chairman of The Forum on Communications and Society at The Aspen Institute, is a senior advisor on information industries to McKinsey & Company, a worldwide management consulting firm and a special advisor to Blackstone Group, a New York-based private equity investing firm, and a member of the advisory committee at The Yale School of Management. Mr. Hundt is a venture partner at Benchmark Capital, a venture capital firm and a principal of Charles Ross Partners, LLC, a consulting firm. Mr. Hundt also presently serves on the board of directors of Intel Corp., Pronto Networks, Tropos Networks, Polyserve, Megisto, and Entrisphere. Prior to joining the FCC, Mr. Hundt was a partner at Latham & Watkins, an international law firm.

        Andrew D. Lipman, Director since April 2001. Mr. Lipman is currently Vice Chairman and Senior Partner at the Washington, D.C. law firm Swidler Berlin Shereff Friedman, LLP, where he heads the firm's telecommunications practice. He has been a partner since 1988. From 1986 to 1996, Mr. Lipman also served as Senior Vice President for Legal and Regulatory Affairs at MFS Communications. Mr. Lipman also presently serves on the board of directors of Management Network Group, Inc., a publicly traded management consulting company and Nu Skin Enterprises, Inc., a publicly traded personal care and nutritional products company.

        James N. Perry, Jr., Director since August 1997. Mr. Perry is a Managing Director of Madison Dearborn Partners, Inc., a Chicago-based private equity investing firm, where he specializes in investing in companies in the communications industry. From January 1993 to January 1999, Mr. Perry was a Vice President of Madison Dearborn Partners, Inc. An affiliate of Madison Dearborn Partners, Inc. is a stockholder of Allegiance Telecom. Mr. Perry also presently serves on the board of directors of Focal Communications Corporation, a competitive local exchange carrier that competes with Allegiance Telecom in certain markets, XM Satellite Radio Holdings Inc., a publicly traded provider of audio entertainment and information programming.

        Carroll McHenry, Director since July 2003. Mr. McHenry currently serves as chairman and chief executive officer of Nucentrix Broadband Networks Inc. (formerly Heartland Wireless Communications) of Carrollton, Texas. Nucentrix filed for bankruptcy on September 5, 2003 and has not yet emerged. Previously, he served as group president-communications at Alltel Corp. and president and chief executive officer for Alltel Mobile Communications and has a broad range of industry experience including that with Qualcomm, American Cellular Communications, a joint venture with BellSouth, and other wireless firms. Mr. McHenry has served as board member of Arch Wireless Communications in Boston since September 2002.

        Our Chief Executive Officer, President and Chief Financial Officer are elected annually by our Board of Directors at its first meeting held after each annual meeting of stockholders or as soon thereafter as convenient.

About the Board of Directors and its Committees

Board

        Our by-laws provide that the number of Directors shall be determined by resolution of our Board of Directors. The Board currently consists of 10 Directors. Our by-laws provide that our Directors will be elected by plurality vote of our stockholders, without cumulative voting. No Director may be removed from office without cause and without the vote of the holders of a majority of the outstanding voting stock.

        The Board of Directors is divided into three classes, as nearly equal in number as possible, with each Director serving a three-year term and one class being elected at each year's annual meeting of stockholders. Messrs. Holland, Hundt and Perry are Class III Directors whose terms expire at the 2004 annual meeting of our stockholders. Messrs. Finnegan and Goldberg and McHenry are Class I Directors whose terms expire at the 2005 annual meeting of our stockholders. Messrs. Lipman, McHenry and Yost are Class II Directors whose terms expire at the 2006 annual meeting of our stockholders. At each annual meeting of our stockholders, successors to the class of Directors whose term expires at such meeting will be elected to serve for three-year terms and until their successors are elected and qualified. In the interim between annual meetings, our Board has the authority under our charter and by-laws to increase or decrease the size of the Board and fill vacancies.

        During the fiscal year ended December 31, 2003, our Board of Directors met 28 times. During the fiscal year ended December 31, 2003, all of our incumbent Directors attended at least 75% of the total of all meetings of the Board of Directors and any committee on which he served.

        See the discussion below under the caption "Certain Relationships and Related Transactions" about the voting agreements concerning our Board of Directors.

Board Committees

        During fiscal year ended December 31, 2003, our Board of Directors had five committees:

  •
  Executive Committee

  •
  Audit Committee

  •
  Compensation Committee

  •
  Nominating/Corporate Governance Committee

  •
  Special Restructuring Committee

        The Executive Committee is currently comprised of Messrs. Holland and Perry. The Executive Committee is authorized, subject to certain limitations, to exercise all of the powers of the Board of Directors during periods between Board meetings. During the fiscal year ended December 31, 2003, Board action was taken by the Board of Directors and as a result, the Executive Committee did not meet.

        The Audit Committee is currently comprised of Messrs. Finnegan and Hundt. This committee's primary purpose and responsibilities are considering the appointment of the company's independent auditors, reviewing their independence, reviewing with the auditors the plan and scope of the audit, monitoring the adequacy of reporting and internal controls and discussing the company's financial statements and other financial information with management and the independent auditors. The Audit Committee acts under a written charter adopted and approved by the Board of Directors. A copy of that charter was filed with the Securities and Exchange Commission in connection with the filing of the Company's proxy statement for its 2002 annual meeting. During the fiscal year ended December 31, 2003, the Audit Committee met 13 times.

        The Compensation Committee is currently comprised of Messrs. Hundt and Perry. The Compensation Committee makes recommendations to the Board of Directors with respect to the Company's compensation policies and practices generally. The Compensation Committee also determines the compensation to be paid to the Company's Chief Executive Officer and each of its other senior executive officers. All of the company's senior executive compensation decisions are generally made in the discretion of the Compensation Committee, subject to review and approval by the full Board of Directors. During the fiscal year ended December 31, 2003, the Compensation Committee met four times.

        The Nominating/Corporate Governance Committee is comprised of Messrs. Holland, Hundt and Lipman. This committee makes recommendations to the Board of Directors concerning the qualifications of prospective candidates to fill vacancies on, or to be elected or re-elected to, the Board of Directors. The Board of Directors will consider written proposals from shareholders for nominees for director that are submitted to our Corporate Secretary. This committee also makes recommendations to our Board of Directors from time to time as to matters of corporate governance. During the fiscal year ended December 31, 2003, the Nominating/Corporate Governance Committee did not meet.

        The Special Restructuring Committee is comprised of Messrs. Goldberg and Lipman. This committee was established during 2003 for the purpose of overseeing our restructuring process and reporting on the results thereof to the full Board of Directors. During the fiscal year ended December 31, 2003, the Special Restructuring Committee met nine times.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are also required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of copies of such reports received and written representations from certain of the reporting persons, we believe that each of our executive officers and Directors complied with all Section 16(a) filing requirements applicable to them during 2003.

Code of Ethics

        We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, our principal financial officer, principal accounting officer, and controller. This Code of Ethics is publicly available on our website at www.algx.com. We are making available free of charge (other then investors' own Internet access charges) through our website, our Code of Ethics. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver to any covered officer or employee, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Audit Committee Financial Expert

        Our Board of Directors has determined that Paul J. Finnegan is its "audit committee financial expert" on its audit committee possessing the attributes required under Item 401(h) of Regulation S-K. The Board of Directors has made its determination that Mr. Finnegan has the requisite experience in assessing the performance of companies with respect to the evaluation of financial statements based on his over 21 years of experience in private equity investing. Mr. Finnegan also holds a Masters of

Business Administration from the Harvard Graduate School of Business Administration. Mr. Finnegan is independent within the meaning of Item 401(h) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth certain summary information for the years ended December 31, 2003, 2002 and 2001, concerning the compensation paid and awarded to (a) our Chief Executive Officer, (b) the four other executive officers who, based on salary and bonus compensation from us, were the most highly compensated officers of our company for the year ended December 31, 2003 and (c) the additional three executive officers who, based on salary only were the most highly compensated officers of the company for such year (such seven executive officers are referred to as the "Named Executive Officers"). The executive officers described in (c) above would have been included as among the top four executives officers based on total compensation but for the timing of retention and related bonuses paid to the executive officers described in (b) above. For this reason, we have decided to include all of these officers in the Named Executive Officers group.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(1)		Restricted Stock Awards($)			Securities Underlying Options(#)
Royce J. Holland Chairman of the Board and Chief Executive Officer	2003 2002 2001	$476,923 275,000 275,000		$164,000 — 55,000	$	— 816,000 —	(2)	— 21,404 1,021,404	(3) (3)
C. Daniel Yost President and Chief Operating Officer	2003 2002 2001	$375,962 275,000 275,000		$125,000 — 55,000	$	— 326,400 —	(2)	— 21,404 421,404	(3) (3)
Thomas M. Lord Executive Vice President of Corporate Development and Chief Financial Officer	2003 2002 2001	$250,000 250,000 250,000		$62,500 — 50,000	$	— 326,400 —	(2)	— 21,404 421,404	(3) (3)
Mark B. Tresnowski Executive Vice President, General Counsel and Secretary	2003 2002 2001	$288,460 240,000 240,000		$375,000 — 48,000	$	— 522,750 —	(2)	455,000 465,703 1,155,703	(3) (3)
Anthony J. Parella President, Shared Technologies	2003 2002 2001	$245,000 245,000 245,000	$	— — 49,000	$	— 1,275,000 —		— 7,135 1,607,135	(3) (3)
G. Clay Myers Senior Vice President, Finance and Accounting	2003 2002 2001	$238,154 215,000 215,000		$375,000 — 43,000	$	— 229,500 —	(2)	100,000 105,708 305,708	(3) (3)
John M. Dumbleton Senior Vice President, Wholesale Services and Alternate Channels	2003 2002 2001	$280,376 340,915 182,551		$300,000 — —		— — —		255,410 257,551 257,551	(3) (3)
Kevin M. Joseph Senior Vice President, Federal Governmental Affairs	2003 2002 2001	$241,346 205,000 190,769		$312,500 138,150 —		— — —		260,000 260,000 260,000

(1)
Bonuses for 2003 for each of the executive officers set forth in this table consist of amounts paid under the Allegiance Telecom Key Employee Retention Plan or under related special bonuses. See discussion below under "Key Employee Retention Plan."

(2)
Amounts for 2002 are calculated based upon 800,000, 320,000, 320,000, 512,500, 1,250,000 and 225,000 shares of restricted stock granted to each of Messrs. Holland, Yost, Lord, Tresnowski, Parella and Myers respectively, on June 7, 2002 using the Nasdaq closing market price for our common stock on that date of $1.02 per share. All restricted stock awards ceased vesting as of March 6, 2003 and all unvested restricted stock awards terminated as of June 2, 2003. The restricted awards will have no value under our proposed Plan of Reorganization.

(3)
The absence of cash bonuses for these executives was taken into account in determining 2000 year-end outperform stock option grants for such officers. For Holland, Yost and Lord, 21,404 of these are outperform stock options. For Tresnowski, 10,703 of these are outperform stock options. For Parella, 7,135 of these are outperform stock options. For Myers 5,708 of these are outperform stock options. For Dumbleton, 2,141 of these are outperform stock options. These options terminated by their terms on March 31, 2003, at which point they had no value.

Option Grants in Last Fiscal Year

        We grant stock options to our employees, officers, Board of Directors and consultants under our 1998 Stock Incentive Plan, as amended. As of December 31, 2003, we have reserved for issuance a total of 25,332,626 shares under the 1998 Stock Incentive Plan and the 1997 Nonqualified Stock Option Plan. We did not grant any stock options (or SARs) to the Named Executive Officers during fiscal 2003. All of our outstanding stock options have no value under our proposed Plan of Reorganization.

Exercise of Stock Options and Fiscal Year-End Option Values

        The following table sets forth information concerning the number and value of stock options held at 2003 fiscal year-end by the Named Executive Officers. There were no stock option exercises during fiscal 2003 by the Named Executive Officers.

			Number of Securities Underlying Unexercised Options at 12/31/03(#)		Value of Unexercised In-the-Money Options at 12/31/03($)(1)
	Shares Acquired on Exercise(#)
Name		Value Realized($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Royce J. Holland	—	$—	—	—	$—	$—
C. Daniel Yost	—	$—	—	—	$—	$—
Thomas M. Lord	—	$—	—	—	$—	$—
Mark B. Tresnowski	—	$—	455,000	—	$—	$—
Anthony J. Parella	—	$—	—	—	$—	$—
G. Clay Myers	—	$—	53,250	46,750	$—	$—
John M. Dumbleton	—	$—	245,410	10,000	$—	$—
Kevin M. Joseph	—	$—	260,000	—	$—	$—

(1)
Based on the December 31, 2003 closing price of $0.04 per share of our common stock as reported on the Over the Counter Bulletin Board, there were no in-the-money options.

Compensation of Directors

        Beginning in 2003, our non-employee Board members received cash compensation and non-qualified stock options. Each such Board member receives an annual retainer of $30,000. The Audit Committee chairman receives an additional annual fee of $25,000 and other Audit Committee members receive an additional annual fee of $20,000. The Special Restructuring Committee chairman receives an additional annual fee of $30,000 and other Special Restructuring Committee members receive an additional annual fee of $25,000. The chairmen of the other Board committees each receive an additional annual fee of $10,000, with members receiving an additional annual fee of $5,000. In addition, such Directors receive an initial non-qualified stock option grant of 50,000 options, which vest over a three-year period and which have an exercise price equal to the fair market value on the grant date. Carroll McHenry did not receive an option grant award as grant awards had been suspended at the time of his appointment. Such Directors (assuming continued service on the Board) also receive an additional grant of 16,667 non-qualified stock options each anniversary after the initial grant date, which vest over a three-year period and which have an exercise price equal to the fair market value on the grant date. We discontinued this practice in 2003. We reimburse the members of our Board of Directors for their reasonable out-of-pocket expenses incurred in connection with attending Board or committee meetings. Additionally, we are contractually obligated to maintain certain directors' and officers' insurance.

        In March 1998, in connection with Reed Hundt joining our Board of Directors, we issued to Mr. Hundt, options to purchase 75,935 shares of common stock and 75,935 shares of common stock to Charles Ross Partners, LLC, of which Mr. Hundt is a member. The options were issued with an exercise price of $1.6466 per share. All of such options are currently vested. On November 30, 2000, Reed E. Hundt was granted options to purchase 37,500 shares of our common stock, at an exercise price of $14.0156 per share. On June 7, 2002, Reed Hundt exchanged and cancelled his 37,500 options granted to him on November 30, 2000 in connection with our tender offer for out-of-the money stock options for shares of restricted stock, as described in our Schedule TO documents filed with the SEC. His 37,500 shares of our common stock issuable upon exercise of these stock options were exchanged for 28,125 shares of restricted stock. 34% of these shares of restricted stock vested on September 12, 2002 with an additional 8.25% vesting each quarter thereafter.

        On November 30, 2000, prior to Mr. Lipman being a Board member and in connection with advisory services, Andrew Lipman was granted options to purchase 50,000 shares of our common stock, at an exercise price of $14.0156 per share. On June 7, 2002, Andrew Lipman exchanged and cancelled his 50,000 options granted to him on November 30, 2000 in connection with our tender offer for out-of-the money stock options for shares of restricted stock, as described in our Schedule TO documents filed with the SEC. His 50,000 shares of our common stock issuable upon exercise of these stock options were exchanged for 37,500 shares of restricted stock. 34% of these shares of restricted stock vested on September 12, 2002 with an additional 8.25% vesting each quarter thereafter; however, Mr. Lipman has deferred the distribution of vested shares of restricted stock until a later date.

        The stock option agreement and restricted stock agreement for Directors provide that all unvested awards become vested awards upon the (a) Director's death, (b) Director's permanent physical disability or (c) consummation of a "change in control" (as defined in the applicable agreement), if such Director is still a Director of our company immediately prior to such consummation. Once the stock options are vested, they may generally be exercised for 90 days after the Director leaves our Board of Directors for any reason; the Compensation Committee of the Board of Directors may, in their discretion, authorize a longer period of exercisability. Unvested options on the Director's termination date are automatically forfeited.

        All of the option share numbers and the option exercise prices have been adjusted to reflect our 3-for-2 stock split, in the form of a 50% stock dividend, of our common stock effected February 28, 2000. In light of our proposed Plan of Reorganization, we consider all of our common stock to be worthless and stock options will be extinguished for no value at effective date of our Plan.

Compensation Committee Interlocks and Insider Participation

        The Board of Directors has established a Compensation Committee, which is responsible for decisions regarding salaries, incentive compensation, stock options and other matters regarding our executive officers and employees. During 2003, the Compensation Committee members were: James Perry, James Crawford and Reed Hundt. James Crawford resigned from the Board of Directors in June 2003. During 2003, no member of the Compensation Committee was an employee of our company, or any of our subsidiaries. The current Compensation Committee members are: James Perry and Reed Hundt, neither of who is an employee of our company. None of our executive officers serve as a member of the compensation committee or board of directors of any entity that has an executive officer serving as a member of our Compensation Committee or Board of Directors.

Employment Contracts

        None of the executive officers of the Company have employment contracts.

Key Employee Retention Plan

        By the beginning of 2003, we had lost several key employees we believe in part due to our financial restructuring activities and uncertain future. We had great difficulty in finding replacements for these employees due to the same factors. The amendment in late 2002 to our senior credit facility required that we dramatically reduce our level of debt by the end of April 2003. These circumstances produced a serious risk that more key employees would depart during early 2003, just when we needed them most as we sought to refocus our operations on cash preservation and debt and cost reduction. Thus in December 2002, we decided not to pay any 2002 bonuses but to instead take the amount that would have been accrued for such bonuses and use it for a retention bonus arrangement. In February 2003, Allegiance entered into Key Employee Retention Plan ("KERP") agreements with approximately 1,000 of its most senior employees, including each of the Named Executive Officers. The Compensation Committee of the Board of Directors designed the KERP to help retain our key employees through the restructuring process. The potential benefits to the Named Executive Officers originally authorized under the KERP were $656,000 for Royce J. Holland, $500,000 for C. Daniel Yost, $500,000 for Thomas M. Lord, $375,000 for G. Clay Myers, $300,000 for Mark B. Tresnowski, $250,000 for Kevin Joseph, $245,000 for Anthony J. Parella and $115,000 for John M. Dumbleton. At the same time, the Compensation Committee authorized special bonuses for Mark B. Tresnowski of $300,000, Kevin Joseph of $250,000 and John M. Dumbleton of $185,000 in recognition of their additional contributions to Allegiance during 2002 and early 2003. These special bonuses were paid in full in the first quarter of 2003 and, while formally not part of the KERP, required retention commitments by these executives identical to those provided for under the KERP. The Unsecured Creditors Committee objected to the KERP and all related arrangements in the Bankruptcy Court and modifications to these arrangements were entered into and approved by the Bankruptcy Court to resolve these objections. As a result, the original arrangements authorized by our Compensation Committee were superseded by the final arrangements for each of the Named Executive Officers which are as follows:

        Royce J. Holland—receives and retains a portion of the original $656,000 authorized under the KERP equal to 50% if the total value returned to Allegiance creditors is $430 million or less (with assumed capitalized leases not included in the calculation of value), 60% if such total value is more than $430 million but less than $473 million, between 70% and 80% if such total value is above $473 million but not more than $490 million. If the amount of total consideration distributed to Allegiance's creditors is more than $490 million but equal or less than $570 million, Mr. Holland will receive between 85% and 100% of his original payment under the KERP (which each additional $20 million within this range being equal to a 5% increase). If the amount of total consideration distributed to Allegiance's creditors is more than $570 million but equal or less than $620 million, Mr. Holland will receive between 105% and 125% of his original payment under the KERP (which each additional $10 million within this range being equal to a 5% increase). If the amount of total consideration distributed to Allegiance's creditors is more than $620 million, Mr. Holland will receive 130%, and then an additional 5% for each $20 million increase in the amount of total consideration distributed to Allegiance's creditors, with no upward limit.

        Based on the value implied in the XO transaction, the payment to Mr. Holland and other key executives based on the same formula as indicated below is expected to be materially higher than the $656,000 originally authorized by the Compensation Committee although the final payment will not be determined until the value to be distributed to the creditors is determined upon confirmation of the plan of reorganization. Mr. Holland must remain employed by Allegiance through the confirmation of a plan of reorganization in order to receive and retain such bonus (unless he is terminated without cause prior to such date).

        C. Daniel Yost—receives and retains a portion of the original $500,000 authorized under the KERP based on the same formula applicable to Mr. Holland's KERP award with no upward limit. Mr. Yost must remain employed by Allegiance through the confirmation of a plan of reorganization in order to receive and retain such bonus (unless he is terminated without cause prior to such date).

        Thomas M. Lord—receives and retains a portion of the original $500,000 authorized under the KERP based on the same formula applicable to Mr. Holland's KERP award with no upward limit. Mr. Lord must remain employed by Allegiance through the confirmation of a plan of reorganization in order to receive and retain such bonus (unless he is terminated without cause prior to such date).

        G. Clay Myers—receives and retains all of the original $375,000 authorized under the KERP so long as he remains employed by Allegiance through the December 31, 2004 (or dies, becomes disabled or is terminated without cause prior to such date). If Mr. Myers were to resign prior to December 31, 2004 he would retain half of this bonus plus a pro rated portion of the other half, depending on the number of days he has served in 2004 prior to such resignation.

        Mark B. Tresnowski—receives and retains a portion of the original $300,000 authorized under the KERP plus his $300,000 special bonus based on the same formula applicable to Mr. Holland's KERP award with no upward limit. Mr. Tresnowski must remain employed by Allegiance through the confirmation of a plan of reorganization in order to receive and retain such bonus (unless he is terminated without cause prior to such date).

        Kevin M. Joseph—receives and retains $359,355 being the sum of the remaining portion of the original $250,000 authorized under the KERP plus his $250,000 special bonus so long as he remains employed by Allegiance through the confirmation of a plan of reorganization (unless he is terminated without cause prior to such date). The remaining $140,645 of Mr. Joseph's combined awards is subject to the same formula applicable to Mr. Holland's KERP award with no upward limit.

        Anthony J. Parella—receives and retains a portion of the original $245,000 authorized under the KERP based on the same formula applicable to Mr. Holland's KERP award with no upward limit. Mr. Parella must remain employed by Allegiance through the confirmation of a plan of reorganization in order to receive and retain such bonus (unless he is terminated without cause prior to such date). Mr. Parella has forgone all rights under his KERP pending resolution of the disputes relating to the Full Recourse Note. See "Certain Related Party Transactions."

        John M. Dumbleton—receives and retains the original his $115,000 KERP award and $185,000 special bonus award as authorized by the Compensation Committee so long as he remains employed by Allegiance through the confirmation of the plan or reorganization (unless he is terminated without cause prior to such date).

Report On Executive Compensation.

Compensation Philosophy

        The Compensation Committee makes recommendations to the board of directors with respect to Allegiance's compensation policies and practices generally. The Compensation Committee also determines the compensation to be paid to Allegiance's Chief Executive Officer and each of its other senior executive officers. None of Allegiance's executive officers has an employment agreement that provides for a specified salary, bonus, severance or other cash payment. Thus, all of Allegiance's executive compensation decisions are made solely in the discretion of the Compensation Committee, subject to review and approval by the full board of directors. Allegiance management consults with members of the Compensation Committee throughout the year on compensation issues. The Compensation Committee held four meetings in 2003.

        Allegiance's approach to executive compensation, as implemented by the Compensation Committee, has been designed to provide a competitive compensation program that will enable Allegiance to attract, motivate, reward and retain individuals who possess the necessary level of skill, experience and dedication. Allegiance's compensation policies are based on the principle that each executive's financial rewards should be aligned with the financial interests of Allegiance's stockholders. Historically, the Compensation Committee has therefore placed more emphasis on incentive-based equity compensation and less on cash compensation. In 2003, however, with the financial and operational restructuring of Allegiance and the resulting ineffectiveness of equity-based incentives, the Compensation Committee sought advice from Allegiance's restructuring advisors and benefits consultants to develop cash-based retention plans. As a result of these efforts, the Compensation Committee authorized the Key Employee Retention Plan discussed above.

        Compensation payments in excess of $1 million to Allegiance's Chief Executive Officer or the other four most highly compensated executive officers are subject to a limitation on deductibility for Allegiance under Section 162(m) of the Internal Revenue Code, as amended. Certain performance-based compensation is not subject to the limitation on deductibility. Cash compensation for 2003 that is subject to this limitation did not exceed $1 million for any Allegiance executive officer. Allegiance has substantial net operating loss carryforwards and the Compensation Committee therefore does not believe that the potential limitation of Section 162(m) on future compensation deductions is a material factor in determining how to structure executive compensation at Allegiance in the near term.

Annual Salaries

        Base salaries for Allegiance's executive officers are determined by evaluating the responsibilities associated with the position held and the experience of the individual, and by reference to the competitive marketplace for management talent. Adjustments in salary and performance-based bonuses are determined by evaluating:

  •
  the competitive marketplace for management talent,

  •
  Allegiance's performance,

  •
  the performance of the executive officer, particularly with respect to such officer's ability to manage Allegiance's rapid growth, and

  •
  any increased responsibilities assumed by the executive officer.

        In 2003 with the Company's restructuring activities, the Compensation Committee also evaluated and authorized adjustments in salary based on

  •
  the need to retain key executives during the restructuring process,

  •
  the alternative employment opportunities available to particular executives,

  •
  the absence of meaningful equity-based incentives, and

  •
  the uncertainty inherent in the financial and operational restructuring process.

        To evaluate the competitive marketplace, Allegiance retained on behalf of the Compensation Committee, a benefits consulting firm that conducted a comprehensive survey of compensation and benefits provided in the communication industry. Based on such survey, the Compensation Committee determined that Allegiance salaries and annual bonuses as adjusted in 2003 were generally at the median level paid by companies that are comparable to Allegiance.

        The Compensation Committee determined to grant increases in the salaries of Allegiance's Chief Executive Officer, Chief Operating Officer and General Counsel and certain of Allegiance's other senior executives for 2003 in light of the performance evaluation criteria set forth above. The Compensation Committee also authorized the adoption of a formal severance policy for all of the company's employees, including its senior executives. Under the severance policy, which for the most part formalizes our practice with regard to severance in the past, employees are paid severance upon an involuntary termination without cause or for a reduction in force based upon their position with our company. In general, our executive officer's severance is determined based on an individual case basis taking into account, among other things, the executive officers length of service with our company, the need for continued availability of the executive officer to our company after their separation, the need of our company to retain the executive officer through their separation from the business, and the ability of the executive officer to secure alternate employment.

Annual Bonuses

        Allegiance considers the payment of cash bonuses as an important component of the incentive compensation provided to each of its executive officers. Bonuses are generally payable based upon the level of Allegiance's achievement of its strategic and operating goals during a particular year.

        The Compensation Committee determined to pay all of the targeted bonus amounts in 2003 for Allegiance's Chief Executive Officer and Chief Operating Officer and most of Allegiance's other senior executives and employees based on the progress made in 2003 to restructure the Company and operate it successfully during the Chapter 11 Cases.

Compensation of Chief Executive Officer

        Royce Holland's salary for 2003 was set at $525,000 and his maximum bonus target was $393,750. Based on the absence of meaningful equity-based compensation incentives, the importance of retaining Mr. Holland's leadership during the Company's financial and operational restructuring and the median levels paid to chief executive officers of comparable companies according to the report of the benefits consultant retained on behalf of the Compensation Committee, the Compensation Committee determined that these amounts were appropriate.

                      Compensation Committee,

                      James N. Perry, Jr., Director and Committee
                          Chairman
                      Reed E. Hundt, Director

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of our outstanding common stock as of December 31, 2003 by:

  •
  each of the Directors,

  •
  each of the Named Executive Officers,

  •
  all Directors and Named Executive Officers as a group, and

  •
  each owner known by us to own beneficially more than 5% of our outstanding common stock.

        Beneficial ownership of less than one percent is indicated by an asterisk. The percentages specified below are based on 120,350,803 shares of common stock outstanding as of December 31, 2003. Unless otherwise noted, the address for each Director and Named Executive Officer below is c/o Allegiance Telecom, Inc., 9201 North Central Expressway, Dallas, Texas 75231.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class
Directors and Named Executive Officers:
Royce J. Holland(1)	5,490,798	4.56%
C. Daniel Yost(2)	2,066,919	1.72%
Thomas M. Lord(3)	2,268,283	1.88%
Mark B. Tresnowski(4)	470,912	*
Anthony J. Parella(5)	624,345	*
G. Clay Myers(6)	167,404	*
John M. Dumbleton(7)	246,749	*
Kevin M. Joseph(8)	260,000	*
Paul J. Finnegan(9)	45,512	*
Jacob J. Goldberg	—	—
Reed E. Hundt(10)	88,138	*
Andrew D. Lipman(11)	15,050	*
James N. Perry, Jr.(9)(12)	37,723	*
Carroll McHenry	—	—
All Directors and Named Executive Officers as a group (14 persons)	11,782,966.	9.79%
Other 5% Owners:
Madison Dearborn Capital Partners II, L.P.	7,307,325	6.07%
Royce & Associates (13)	6,939,000	5.77%

*
Denotes less than one percent.

(1)
Consists of: (a) 2,576,070 shares of common stock owned directly by Mr. Holland, (b) 2,910,828 shares of common stock owned by the Royce J. Holland Family Limited Partnership, of which Royce J. Holland is the sole general partner and (c) 3,900 shares of common stock held by Mr. Holland as custodian for his children, as to which 3,900 shares Mr. Holland disclaims beneficial ownership.

(2)
Consists of 2,066,919 shares of common stock owned directly by Mr. Yost.

(3)
Consists of: (a) 1,059,141 shares of common stock owned directly by Mr. Lord, (b) 525,730 shares of common stock owned by Mr. Lord's wife and (c) 341,706 shares of common stock owned by each of Mr. Lord's sons.

(4)
Consists of: (a) 15,912 shares of common stock owned directly by Mr. Tresnowski and (b) 455,000 shares issuable upon exercise of vested stock options.

(5)
Consists of: (a) 471,345 shares of common stock owned directly by Mr. Parella and (b) 153,000 shares of vested restricted stock.

(6)
Consists of: (a) 529 shares of common stock owned directly by Mr. Myers, (b) 53,250 shares issuable upon exercise of vested stock options. and (c) 113,625 shares of vested restricted stock as described under "Restricted Stock Agreements."

(7)
Consists of: (a) 868 shares of common stock owned directly by Mr. Dumbleton, (b) 245,410 shares issuable upon exercise of vested stock options.

(8)
Consists of: (a) 260,000 shares of common stock issuable upon exercise of vested stock options by Mr. Joseph.

(9)
Messrs. Finnegan and Perry are Managing Directors of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Capital Partners II, L.P. and their address is c/o Madison Dearborn Partners, Inc., Three First National Plaza, Suite 3800, Chicago, IL 60602.

(10)
Consists of: (a) 10,000 shares of common stock owned directly by Mr. Hundt, (b) 63,935 shares of common stock issuable upon exercise of vested stock options and (c) 14,203 shares of vested restricted stock. Mr. Hundt's address is c/o McKinsey and Company, 600 14th Street, NW, Suite 300, Washington, DC 20005.

(11)
Consists of 15,050 shares held directly by Mr. Lipman. Mr. Lipman's address is c/o Swidler Berlin Shereff Friedman, LLC, 3000 K Street, NW, Suite 300, Washington, D.C. 20007-5116.

(12)
Consists of: (a) 15,089 shares held directly by Mr. Perry through a living trust and (b) 22,634 shares owned by a family limited partnership.

(13)
Royce & Associates, LLC has sole voting and sole dispositive power as to these shares. Royce & Associates, LLC is a registered investment advisor and its address is 1414 Avenue of the Americas, New York, New York 10019. Information is as of December 31, 2002 and is derived from SEC filings.

Equity Compensation Plan Information

        The following table gives information as of December 31, 2003 with respect to the shares of our common stock that may be issued under our 1997 Nonqualified Stock Option Plan, 1998 Stock Incentive Plan and Employee Stock Discount Purchase Plan.

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of Outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (total securities authorized but unissued under the plans, less column (A))
Equity compensation plans approved by security holders	359,088	$1.83	—
Equity compensation plans not approved by security holders	12,272,127	$11.97	12,701,411	(1)

Total	12,631,215	$11.68	12,701,411

(1)
These shares are all issuable under the Allegiance Telecom, Inc. 1998 Stock Incentive Plan, as amended. Allegiance Telecom also has an Employee Stock Discount Purchase Plan, which was established to provide employees a convenient means of purchasing shares of our common stock through payroll deductions. All shares reserved under this Purchase Plan have been issued and no more shares of our common stock will be issued under this Purchase Plan.

1997 Nonqualified Stock Option Plan

        On November 13, 1997, our Board of Directors approved our 1997 Nonqualified Stock Option Plan (the "1997 Plan") providing for the grant of non-qualified stock options to directors, employees and consultants. The 1997 Plan is administered by the Compensation Committee of the Board of Directors. All of these options are now fully vested. As of December 31, 2003, 359,088 shares were reserved for issuance upon exercise of outstanding options. No more options for additional shares under this 1997 Plan will be issued. Prior to our initial public offering of common stock, our stockholders approved the 1997 Plan.    Under the proposed Plan of Reorganization filed by the company, the stock options will be extinguished for no value at the effective date of the Plan.

1998 Stock Incentive Plan

        On June 18, 1998, our Board of Directors approved of the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (the "1998 Plan") for employees, directors, advisors and consultants. Prior to our initial public offering of common stock, our stockholders approved the original 1998 Plan. The 1998 Plan is administered by the Compensation Committee of the Board of Directors. The 1998 Plan provides for the issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee deems consistent with the purposes of the 1998 Plan. Options granted under the 1998 Plan may be either incentive stock options or non-qualified stock options. Stock options granted under this plan generally have a term of six years and vest over a three-year period. In general, upon an employee's termination for any reason, all unvested options immediately expire, and vested options expire if not exercised within 90 days after termination; senior vice presidents and above generally have 545 days to exercise their vested options after termination of employment for any reason. In general, if there is a change in control and an employee's employment is terminated by us (other than a termination for cause) upon such change in control or at any time during the 2-year period after such change of control occurs, all of the employee's unvested options will become vested options on the termination date; stock options granted to senior vice presidents and above accelerate upon the consummation of a change in control. Under the proposed Plan of Reorganization filed by the company, the shares of common stock covered by this plan will be extinguished for no value at the effective date of the Plan of Reorganization.

Restricted Stock Agreements

        On June 7, 2002, pursuant to tender offer documents that we filed with the SEC, we exchanged and cancelled (a) Mr. Parella's 600,000 shares issuable upon exercise of certain out-of-the money stock options for 450,000 shares of restricted stock, (b) Mr. Tresnowski's 150,000 shares issuable upon exercise of certain out-of-the money stock options for 112,500 shares of restricted stock and (c) Mr. Myer's 300,000 shares issuable upon exercise of certain out-of-the money stock options for 225,000 shares of restricted stock. In general, that restricted stock vested 34% on September 12, 2002 with an additional 8.25% vesting each quarter thereafter, assuming they are employees of the company on such vesting dates. On that same day, pursuant to negotiated transactions, we exchanged and cancelled (a) Mr. Holland's 1,000,000 shares issuable upon exercise of out-of-the money stock options for 800,000 shares of restricted stock, (b) Mr. Yost's 400,000 shares issuable upon exercise of out-of-the money stock options for 320,000 shares of restricted stock, (c) Mr. Lord's 400,000 shares issuable upon exercise of out-of-the money stock options for 320,000 shares of restricted stock, (d) Mr. Tresnowski's 500,000 shares issuable upon exercise of out-of-the money stock options for 400,000 shares of restricted stock, (e) Mr. Parella's 1,000,000 shares issuable upon exercise of out-of-the money stock options for 800,000 shares of restricted stock. In general, the restricted stock for the Named Executive Officers was scheduled to vest 47.75% on July 31, 2003 with an additional 2.75% vesting each month thereafter, assuming they are employees of the company on such vesting dates. However, due to our bankruptcy proceedings, vesting on these shares was suspended in June 2003. Dividends on the restricted stock will only be paid to the extent that they are paid with respect to shares of common stock. Each of the restricted stock agreements includes change of control provisions that accelerate the vesting of these shares of restricted stock, as discussed below under "Stock Option Agreements." All Restricted Awards ceased vesting as of March 6, 2003 and all unvested Restricted Awards terminated as of June 2, 2003. Under the proposed Plan of Reorganization filed by the company, the restricted shares of common stock will be extinguished for no value at the effective date of the Plan.

Stock Option Agreements

        On June 7, 2002, in connection with our tender offer for out-of-the money options for shares of restricted stock, as described in our Schedule TO documents filed with the SEC, Anthony Parella exchanged and cancelled his 600,000 options granted to him on November 30, 2000 that had an exercise price of $14.0156 per share, for 450,000 shares of restricted stock. 34% of these shares of restricted stock vested on September 12, 2002 with an additional 8.25% vesting each quarter thereafter. In addition, on June 7, 2002, pursuant to individually negotiated transactions, Anthony Parella exchanged and cancelled his 1,000,000 options granted to him on October 15, 2001 for 800,000 shares of restricted stock.

        On February 1, 1999, we granted Mark Tresnowski stock options to purchase 495,000 non-qualified stock options with an exercise price of $0.6666, all of which are now vested. As of December 31, 2003, 455,000 of these options were outstanding. On June 7, 2002, in connection with our tender offer for out-of-the money options for shares of restricted stock, as described in our Schedule TO documents filed with the SEC, Mark Tresnowski exchanged and cancelled his 150,000 options granted to him on November 30, 2000 that had an exercise price of $14.0156 per share, for 112,500 shares of restricted stock. 34% of these shares of restricted stock vested on September 12, 2002 with an additional 8.25% vesting each quarter thereafter. In addition, on June 7, 2002, pursuant to individually negotiated transactions, Mark Tresnowski exchanged and cancelled his 500,000 options granted to him on October 15, 2001 for 400,000 shares of restricted stock.

        All of these stock option and restricted stock agreements provide that upon the consummation of a "change in control," if such executive is still employed by us immediately prior to such consummation, all unvested awards become vested awards. A "change in control" is defined as any of the following events: (i) if any person or group as those terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, other than any employee benefit plan of Allegiance Telecom or a trustee or other administrator or fiduciary holding securities under an employee benefit plan of Allegiance Telecom ("Exempt Person"), is or becomes the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act), directly or indirectly, of securities of Allegiance Telecom representing 50% or more of the combined voting power of the company's then outstanding securities; or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of Allegiance Telecom and any new directors whose election by the Board or nomination for election by the company's stockholders was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election was previously so approved, cease for any reason to constitute a majority thereof; or (iii) the stockholders of Allegiance Telecom approve a merger or consolidation of Allegiance Telecom with any other corporation, other than a merger or consolidation (A) which would result in all or a portion of the voting securities of Allegiance Telecom outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of Allegiance Telecom or such surviving entity outstanding immediately after such merger or consolidation or (B) by which the corporate existence of Allegiance Telecom is not affected and following which the company's chief executive officer and directors retain their positions with Allegiance Telecom (and constitute at least a majority of the Board); or (iv) the stockholders of Allegiance Telecom approve a plan of complete liquidation of Allegiance Telecom or an agreement for the sale or disposition by Allegiance Telecom of all or substantially all the company's assets, other than a sale to an Exempt Person.

        In addition, these stock option and restricted stock agreements contain a gross-up provision pursuant to which any payment, which would be subject to certain excise taxes occurring as a result of these agreements, would include an additional gross-up payment resulting in the executive retaining an additional amount equal to these excise taxes. Under the proposed Plan of Reorganization filed by the company, the stock options will be extinguished for no value at the effective date of the Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Securityholders Agreement

        Allegiance Telecom, Madison Dearborn Capital Partners II, LP, Morgan Stanley Capital Partners III, LP, MSCP III 892 Investors, LP, Morgan Stanley Capital Investors, LP, Frontenac VII Limited Partnership, Frontenac Masters VII Limited Partnership, Battery Ventures IV, LP, Battery Investment Partners IV, LLC, Royce J. Holland, Thomas M. Lord, Anthony J. Parella and certain other stockholders are parties to a Securityholders Agreement dated as of August 13, 1997. Under the terms of this agreement, in the event of an approved sale of our company, each of the fund investors, management investors and their transferees agrees to approve and, if requested, to sell its shares in such sale of our company. Most of the other provisions of this agreement, apart from certain provisions thereof, terminated upon the consummation of our initial public offering of common stock.

Registration Agreement

        Allegiance Telecom, Madison Dearborn Capital Partners II, LP, Morgan Stanley Capital Partners III, LP, MSCP III 892 Investors, LP, Morgan Stanley Capital Investors, LP, Frontenac VII

Limited Partnership, Frontenac Masters VII Limited Partnership, Battery Ventures IV, LP, Battery Investment Partners IV, LLC, Royce J. Holland, Thomas M. Lord, Anthony J. Parella and certain other stockholders listed therein are parties to an Amended and Restated Registration Agreement dated as of September 13, 1999. The Morgan Stanley Capital Partners funds, Madison Dearborn Capital Partners, and Frontenac Company funds each are entitled to demand two long-form registrations, such as registration on Form S-1, and unlimited short-form registrations, such as registration on Form S-3, and the Battery Ventures funds are entitled to demand one long-form registration and unlimited short-form registrations. In addition, the stockholders party to the registration agreement may piggyback on primary or secondary registered public offerings of our securities. We have agreed to pay the registration expenses in connection with these demand and piggyback registrations. Each stockholder party to this registration agreement is subject to holdback restrictions in the event of a public offering of our securities.

        Allegiance Telecom, Morgan Stanley & Co. Incorporated, Salomon Brothers Inc, Bear Stearns & Co. Inc. and Donaldson Lufkin & Jenrette Securities Corporation are parties to a Warrant Registration Rights Agreement dated as of February 3, 1998. We have an effective shelf registration statement with respect to the issuance of the common stock issuable upon exercise of the redeemable warrants. We are required to maintain the effectiveness of such registration statement until all redeemable warrants have expired or been exercised. We are required to pay the expenses associated with such registration.

Voting Agreements

        Allegiance Telecom, Madison Dearborn Capital Partners II, LP, Morgan Stanley Capital Partners III, LP, MSCP III 892 Investors, LP, Morgan Stanley Capital Investors, LP, Frontenac VII Limited Partnership, Frontenac Masters VII Limited Partnership, Battery Ventures IV, LP, Battery Investment Partners IV, LLC, Royce J. Holland, Thomas M. Lord, Anthony J. Parella and certain other stockholders listed therein are parties to an Stock Purchase Agreement dated as of August 13, 1997. The parties to such agreement have each agreed to vote all of their shares in such a manner as to elect the following persons to serve as Directors: Madison Dearborn Capital Partners, Morgan Stanley Capital Partners funds, and Frontenac Company funds each have the right to designate two Directors; Battery Ventures funds have the right to designate one Director; our Chief Executive Officer has the right to serve as a Director; the management investors have the right to designate three Directors; and the final two directorships may be filled by representatives designated by the fund investors and acceptable to the management investors. The parties terminated the provisions in the Stock Purchase Agreement concerning voting on February 14, 2003.

Indebtedness of Management

        In connection with the employment of G. Clay Myers, our Senior Vice President of Finance and Accounting, Mr. Myers borrowed $250,000 from us on December 6, 1999. Mr. Myers issued a promissory note payable to Allegiance for this amount, which note was payable on December 6, 2002. Such note accrued interest at 5.74% per annum, which was the December 1999 applicable federal rate. The $250,000 was used by Mr. Myers to replace certain benefits he had to forego from his prior employer upon his acceptance of a position with Allegiance. Mr. Myers paid the accrued interest on the note in each of the years 2000, 2001 and 2002, and made a principal payment in the amount of $25,000 in December 2002. Mr. Myers fully repaid the remaining outstanding balance on the note, including accrued interest, in March 2003 with the proceeds of a retention bonus paid to him at such time.

        On April 4, 2001, Anthony J. Parella, President of our Shared Technologies business, borrowed $3.0 million from us. Mr. Parella issued a promissory note payable to us, which note was payable on April 4, 2004. In September 2001, Mr. Parella borrowed an additional $1.2 million from us. Mr. Parella issued a full recourse promissory note (the "Full Recourse Note") payable to us for a total amount of

$4.2 million plus previously accrued interest of $81,564 on the April 4, 2001 note. This note accrues interest at 2.73% per annum, which was the November 2001 applicable federal rate, and interest is payable when this note is due. The Full Recourse Note was payable on April 4, 2004 and, as discussed below, we have entered into a forbearance agreement with Mr. Parella under which we have agreed not to exercise our remedies under the Full Recourse Note at this time. Under the Full Recourse Note, we have the right to enforce the repayment obligation of Mr. Parella by looking to his personal assets. The Full Recourse Note is also secured by a pledge of Mr. Parella's Allegiance stock options, as well as 350,000 shares of Allegiance common stock, none of which has any value under our proposed Plan of Reorganization. The $4.2 million was used by Mr. Parella to repay certain debt that he incurred in connection with the purchase of land. That debt was secured by Mr. Parella's Allegiance stock and he would have been forced to sell such stock to satisfy the debt if he did not obtain another means of repaying the debt. We determined that making the loan to Mr. Parella was in the best interests of our stockholders because it allowed him to avoid a forced sale of his shares and instead be able to take the time necessary to sell his land.

        The loan to Mr. Parella is reflected in "other current assets" in our financial statements. A reserve for the full amount of the value of the loan was established in the fourth quarter of 2003 due to the uncertainty of the collectibility of this loan primarily as a result of uncertainty regarding the value of Mr. Parella's personal assets and the existence of claims asserted by Mr. Parella against us as set forth in a proof of claim filed with the Bankruptcy Court in November 2003. We, Mr. Parella and the Creditors Committee are in the process of working out a resolution of Mr. Parella's obligations under the Full Recourse Note and his related claims against us and as of April 2, 2004, with the advice and consent of the Creditors Committee we agreed to forebear from exercising any remedies under the Full Recourse Note while this process is ongoing, and Mr. Parella has foregone all rights under his KERP pending resolution of the disputes relating to the Full Recourse Note.

Certain Business Relationships

        During the year ended December 31, 2003, Swidler Berlin Shereff Friedman, LLP performed legal services for us. Andrew Lipman, a member of our board of directors, is a senior partner at this law firm. We recorded approximately $0.3 million in legal fees by this firm in the year ended December 31, 2003. We intend to continue using this law firm in the future for advice on legal matters.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        On June 7, 2002, we reported in a Form 8-K that the Audit Committee of our Board of Directors unanimously approved the appointment of KPMG LLP as the independent accountants of our company for the fiscal year ending December 31, 2002, replacing Arthur Andersen LLP. We formally terminated our relationship with Arthur Andersen and engaged KPMG LLP as our independent accountants on May 31, 2002. The audit report of Arthur Andersen on the consolidated financial statements of our company as of and for the year ended December 31, 2001, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit of the fiscal years ended December 31, 2001 and during the subsequent interim period through May 31, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

        During the fiscal year ended December 31, 2001 and through the subsequent interim period through May 31, 2002, we did not engage KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(1)(iv) or 304(a)(1)(v) of Regulation S-K.

        For the year ended December 31, 2003 and for the period from May 31, 2002 to December 31, 2002, KPMG LLP provided services in the following categories and amounts:

	Year Ended December 31, 2003		May 31, 2002- December 31, 2002
Audit Fees	$712,500		$839,019
Audit-Related Fees	—		—
Tax Fees	210,225	(1)	—
All Other Fees	—		—

Total	$922,725		$839,019

(1)
Tax services provided in conjunction with the bankruptcy filing.

        For the period of January 1, 2002 through May 31, 2002, Arthur Andersen LLP provided services in the following categories and amounts:

	January 1, 2002- May 31, 2002
Audit Fees	$35,000
Audit-Related Fees	—
Tax Fees	45,482	(2)
All Other Fees (for acquisition due diligence)	—

Total	$80,482

(2)
Property tax compliance services.

        The Audit Committee has considered and determined that the provision of non-audit services by the company's principal auditor is compatible with maintaining auditor independence. The Audit Committee requires that any engagement of our independent accountants to render audit or non-audit services must be approved in advance by the Audit Committee. In 2003, our independent accountants did not render any non-audit services to us with the exception of tax services provided related to our bankruptcy filings.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)		Financial Statements (located on pages F-1 through F-33 of this report).
	—	Independent Auditors' Report.
	—	Report of Independent Public Accountants.
	—	Consolidated Balance Sheets as of December 31, 2003 and 2002.
	—	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.
	—	Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001.
	—	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.
	—	Notes to Consolidated Financial Statements.
(a)(2)		Financial Statement Schedules:
	—	Report of Independent Public Accountants on Financial Statement Schedule is located on page S-1 of this report.
	—	Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001 is located on page S-2 of this report.
(a)(3)		The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index starting on page E-1 of this report.
(b)		Reports on Form 8-K
—
Allegiance Telecom, Inc. filed a current report on Form 8-K on October 31, 2003 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the month of September 2003 with the U.S. Bankruptcy Court for the Southern District of New York.
	—	Allegiance Telecom, Inc. filed a current report on Form 8-K on November 12, 2003 discussing its results of operations and financial condition for the fiscal quarter ended September 30, 2003.
—
Allegiance Telecom, Inc. filed a current report on Form 8-K on November 26, 2003 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the month of October 2003 with the U.S. Bankruptcy Court for the Southern District of New York.
—
Allegiance Telecom, Inc. filed a current report on Form 8-K on December 30, 2003 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the month of November 2003 with the U.S. Bankruptcy Court for the Southern District of New York.
—
Allegiance Telecom, Inc. filed a current report on Form 8-K on February 2, 2004 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the month of December 2003 with the U.S. Bankruptcy Court for the Southern District of New York.

—
Allegiance Telecom, Inc. filed a current report on Form 8-K on March 1, 2004 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the month of January 2004 with the U.S. Bankruptcy Court for the Southern District of New York.
—
Allegiance Telecom, Inc. filed a current report on Form 8-K on March 31, 2004 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the month of February 2004 with the U.S. Bankruptcy Court for the Southern District of New York.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, Allegiance Telecom, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2004.

ALLEGIANCE TELECOM, INC.
By:	/s/ ROYCE J. HOLLAND, Royce J. Holland, Chairman of the Board and Chief Executive Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Allegiance Telecom, Inc. and in the capacities indicated on April 14, 2004.

SIGNATURE	CAPACITY

/s/ ROYCE J. HOLLAND Royce J. Holland	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ C. DANIEL YOST C. Daniel Yost	President, Chief Operating Officer and Director
/s/ THOMAS M. LORD Thomas M. Lord	Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ G. CLAY MYERS G. Clay Myers	Senior Vice President of Finance and Accounting (Principal Accounting Officer)

/s/ PAUL J. FINNEGAN Paul J. Finnegan	Director
/s/ JACOB J. GOLDBERG Jacob J. Goldberg	Director
/s/ REED E. HUNDT Reed E. Hundt	Director
/s/ ANDREW D. LIPMAN Andrew D. Lipman	Director
/s/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director
/s/ CARROLL MCHENRY Carroll McHenry	Director

Independent Auditors' Report

The Board of Directors
Allegiance Telecom, Inc.:

        We have audited the consolidated balance sheets of Allegiance Telecom, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The accompanying consolidated financial statements and financial statement schedule of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 19, 2002.

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

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allegiance Telecom, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses and on May 14, 2003 the Company filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. The consolidated financial statements do not include any adjustments to the recorded amounts or classification of assets or liabilities or reflect any amounts that may ultimately be paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes which may be made in connection with the Company's capitalization or operations resulting from a plan of reorganization. The Company has filed a plan of reorganization that is subject to acceptance by the Company's creditors and approval by the bankruptcy court which acceptance and approval is not assured. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      KPMG LLP

Dallas, Texas
February 27, 2004, except as to note 2,
which is as of April 14, 2004, and note 15, which is as of April 6, 2004

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

ARTHUR ANDERSEN LLP

Dallas, Texas
February 19, 2002

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002
(in thousands, except share and per share data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$282,220	$253,311
Short-term investments	1,958	30,955
Restricted short-term investments	365	—
Accounts receivable (net of allowance for doubtful accounts of $14,703 and $14,485, respectively)	106,055	153,196
Prepaid expenses and other current assets	19,985	18,916

Total current assets	410,583	456,378
PROPERTY AND EQUIPMENT:
Property and equipment	1,509,023	1,516,175
Accumulated depreciation	(826,405)	(592,069)

Property and equipment, net	682,618	924,106
DEFERRED DEBT ISSUANCE COSTS (net of accumulated amortization of $17,063 and $15,031, respectively)	13,847	15,879
LONG-TERM INVESTMENTS, RESTRICTED	7,758	881
OTHER ASSETS, net	20,715	43,974

Total assets	$1,135,521	$1,441,218

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES NOT SUBJECT TO COMPROMISE:
Accounts payable	$26,031	$59,282
Accrued liabilities and other current liabilities	85,972	124,444
Current portion of long-term debt	—	561,532

Total current liabilities not subject to compromise	112,003	745,258
LIABILITIES SUBJECT TO COMPROMISE	1,336,989	—
LONG-TERM LIABILITIES NOT SUBJECT TO COMPROMISE:
Long-term debt	—	639,691
Other long-term liabilities	—	12,545

Total long-term liabilities not subject to compromise	—	652,236
COMMITMENTS AND CONTINGENCIES (see Note 11)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and 2002	—	—
Common stock, $.01 par value, 750,000,000 shares authorized, 125,264,444 and 125,157,605 shares issued and 120,350,803 and 124,830,110 shares outstanding at December 31, 2003 and 2002, respectively	1,252	1,251
Additional paid-in capital	1,808,335	1,808,690
Common stock in treasury, at cost, 4,913,641 and 327,495 shares at December 31, 2003 and 2002, respectively	(45)	(45)
Common stock warrants	1,857	1,857
Deferred compensation	(2,001)	(5,149)
Accumulated deficit	(2,122,869)	(1,762,880)

Total stockholders' equity (deficit)	(313,471)	43,724

Total liabilities and stockholders' equity (deficit)	$1,135,521	$1,441,218

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001
(in thousands, except share and per share data)

	2003	2002	2001
REVENUES	$776,870	$770,982	$516,888
OPERATING EXPENSES:
Network	405,752	404,444	251,734
Selling, general and administrative	384,489	438,158	377,387
Depreciation and amortization	257,170	282,143	256,685
Management ownership allocation charge	—	—	175
Non-cash deferred compensation	2,762	2,726	4,126
Goodwill impairment charge	2,105	114,722	—

Total operating expenses	1,052,278	1,242,193	890,107

Loss from operations	(275,408)	(471,211)	(373,219)
OTHER INCOME (EXPENSE):
Interest income	3,279	6,594	15,665
Interest expense	(67,736)	(108,053)	(74,259)
Other income (expense)	3,400	—	—

Total other income (expense)	(61,057)	(101,459)	(58,594)

NET LOSS BEFORE REORGANIZATION ITEMS	(336,465)	(572,670)	(431,813)
REORGANIZATION ITEMS	(23,524)	—	—

NET LOSS	$(359,989)	$(572,670)	$(431,813)

NET LOSS PER SHARE, basic and diluted	$(2.98)	$(4.88)	$(3.82)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, basic and diluted	120,680,398	117,349,242	113,115,871

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ended December 31, 2003, 2002 and 2001
(in thousands, except share and per share data)

	Preferred Stock		Common Stock			Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount	Common Stock Warrants	Deferred Compensation	Deferred Management Ownership Allocation Charge	Accumulated Deficit	Total
Balance, December 31, 2000	—	$—	110,392,114	$1,104	$1,730,652	(327,495)	$(45)	$1,877	$(16,531)	$(175)	$(758,397)	$958,485
Issue of stock under the Employee Stock Purchase Plan	—	—	672,337	6	4,910	—	—	—	—	—	—	4,916
Exercise of employee stock options	—	—	376,151	4	2,197	—	—	—	—	—	—	2,201
Common stock issued for business acquisitions	—	—	4,101,752	41	69,698	—	—	—	—	—	—	69,739
Deferred compensation	—	—	—	—	(6,213)	—	—	—	6,213	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	4,251	175	—	4,426
Other	—	—	—	—	122	—	—	—	—	—	—	122
Net loss	—	—	—	—	—	—	—	—	—	—	(431,813)	(431,813)

Balance, December 31, 2001	—	$—	115,542,354	$1,155	$1,801,366	(327,495)	$(45)	$1,877	$(6,067)	$—	$(1,190,210)	$608,076
Issue of stock under the Employee Stock Purchase Plan	—	—	2,474,042	25	3,862	—	—	—	—	—	—	3,887
Issue of restricted stock	—	—	6,495,120	65	(65)	—	—	—	—	—	—	—
Exercise of employee stock options	—	—	85,175	1	22	—	—	—	—	—	—	23
Conversion of common stock warrants	—	—	2,188	—	20	—	—	(20)	—	—	—	—
Common stock issued for business acquisitions	—	—	558,726	5	1,673	—	—	—	—	—	—	1,678
Deferred compensation	—	—	—	—	1,808	—	—	—	(1,808)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	2,726	—	—	2,726
Other	—	—	—	—	4	—	—	—	—	—	—	4
Net loss	—	—	—	—	—	—	—	—	—	—	(572,670)	(572,670)

Balance, December 31, 2002	—	$—	125,157,605	$1,251	$1,808,690	(327,495)	$(45)	$1,857	$(5,149)	$—	$(1,762,880)	$43,724
Issue of stock under the Employee Stock Purchase Plan	—	—	56,839	1	31	—	—	—	—	—	—	32
Issue of restricted stock	—	—	50,000	—	—	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(4,586,146)	—	—	—	—	—	—
Deferred compensation	—	—	—	—	(386)	—	—	—	386	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	2,762	—	—	2,762
Net loss	—	—	—	—	—	—	—	—	—	—	(359,989)	(359,989)

Balance, December 31, 2003	—	$—	125,264,444	$1,252	$1,808,335	(4,913,641)	$(45)	$1,857	$(2,001)	$—	$(2,122,869)	$(313,471)

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002, and 2001
(in thousands, except share and per share data)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,989)	$(572,670)	$(431,813)
Adjustments to reconcile net loss to cash used in operating activities—
Reorganization expenses, net	23,524	—	—
Depreciation and amortization	257,170	282,143	256,685
Provision for uncollectible accounts receivable	33,118	66,224	41,600
Gain on sale of investment	(3,277)	—	—
Accretion of investments	(1)	(320)	(2,806)
Accretion of Series B and 12 7/8% notes	6,659	48,567	43,320
Amortization of deferred debt issuance costs	2,032	3,161	4,822
Amortization of management ownership allocation charge and deferred compensation	2,762	2,726	4,301
Goodwill impairment charge	2,105	114,722	—
Changes in assets and liabilities, net of effects of acquisitions—
(Increase) decrease in accounts receivable	11,766	(36,942)	(80,122)
(Increase) decrease in prepaid expenses and other current assets	(3,787)	13,253	(18,836)
(Increase) decrease in other assets	7,864	(14,522)	(10,818)
Increase (decrease) in accounts payable	(38,412)	3,500	(35,094)
Increase (decrease) in accrued liabilities and other current liabilities	(59,634)	21,870	13,125

Net cash used in operating activities before reorganization items	(118,100)	(68,288)	(215,636)
Reorganization items—
Reorganization expenses, net	(23,524)	—	—
Net restructuring losses	7,744	—	—
Increase in post-petition restructuring accruals	5,823	—	—
Increase in liabilities subject to compromise	152,548	—	—

Net cash provided by (used in) operating activities	24,491	(68,288)	(215,636)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,576)	(129,896)	(364,396)
Capitalized interest	(275)	(6,138)	(16,858)
Purchases of subsidiaries, net of cash acquired	—	(28,478)	(28,887)
Purchases of investments	(9,161)	(82,532)	(283,926)
Proceeds from sale of investments	34,233	77,202	536,183

Net cash provided by (used in) investing activities	2,221	(169,842)	(157,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under the credit facilities	12,527	135,300	350,000
Payment under credit facilities	(5,000)	(15,000)	—
Proceeds from issuance of common stock, net	32	3,910	7,117
Deferred debt issuance costs	—	—	(151)
Payments on capital lease obligations	(5,362)	(6,853)	(5,634)
Other	—	—	169

Net cash provided by financing activities	2,197	117,357	351,501

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,909	(120,773)	(22,019)
CASH AND CASH EQUIVALENTS, beginning of period	253,311	374,084	396,103

CASH AND CASH EQUIVALENTS, end of period	$282,220	$253,311	$374,084

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$35,494	$59,099	$42,250
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital lease obligations	1,488	25,032	47,516
Fair value of assets acquired in business acquisitions	—	51,319	84,052
Liabilities assumed in business acquisitions	—	25,221	28,351
Common stock issued for business acquisitions (558,726, and 4,101,752 shares in 2002 and 2001, respectively)	—	1,678	69,739

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
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

        The Company provides service in major metropolitan areas in the United States of America as follows: Atlanta, Austin, Baltimore, Boston, Chicago, Cleveland, Dallas, Denver, Detroit, Fort Lauderdale, Fort Worth, Houston, Long Island, Los Angeles, Miami, Minneapolis/St. Paul, New York City, Northern New Jersey, Oakland, Ontario/Riverside, Orange County, Philadelphia, Phoenix, Pittsburgh, Portland, Sacramento, St. Louis, San Antonio, San Diego, San Francisco, San Jose, Seattle, Tampa, Washington, D.C., West Palm Beach/Boca Raton and White Plains, New York.

2.    Reorganization and Going Concern:

        Voluntary Bankruptcy Filing.    On May 14, 2003 (the "Commencement Date"), Allegiance Telecom, Inc. and all of its direct and indirect wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") in order to facilitate the restructuring of the Company's debt, trade liabilities and other obligations. The reorganization is being jointly administered under the caption "In re Allegiance Telecom, Inc., et al. Case No. 03-13057 (RDD)"(the "Chapter 11 cases"). The Company is currently operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

        Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Company, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Company's estate. Absent an order of the Bankruptcy Court, in Chapter 11 substantially all pre-petition liabilities will be addressed under a plan of reorganization. The Bankruptcy Court established November 26, 2003 as the bar date for filing proofs of claims. The aggregate amount of pre-petition claims is not known at this time since the claims are still being reviewed and not all of the contract rejection claims have yet been filed.

        Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain pre-petition executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of a pre-petition unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract, generally resulting in any breach damages being treated as pre-petition liabilities. Subject to certain exceptions, a rejection relieves the Company of performing future obligations under an unexpired lease or contract but entitles the counterparty to a pre-petition general unsecured claim for damages, if any, against the Company's estate caused by the rejection. Counterparties to these rejected contracts or unexpired leases may file proofs of claim against the Company's estate for such damages, if any.

Generally, the assumption of a pre-petition executory contract or unexpired lease requires a debtor to cure most existing financial defaults, if any, including payment of any pre-petition amounts outstanding under such executory contract or unexpired lease. Due to the uncertain nature of many of the potential rejection and abandonment related claims and to the uncertain amount needed for cure payments, the Company cannot presently determine with certainty the ultimate aggregate liability that will result from cures or the filing of claims relating to such pre-petition contracts and unexpired leases that have been or may be assumed or rejected.

        The United States Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters related to the Company's Chapter 11 cases that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and certain pre-petition liabilities (e.g., senior secured debt) are given priority over unsecured pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.

        The Company had discussions with various third parties who were interested in purchasing some or all of the Company through the bankruptcy process, either through a 363 sale (a sale pursuant to Section 363 of Chapter 11 of the Bankruptcy Code) or in connection with a plan of reorganization. On December 18, 2003, the Company signed an Asset Purchase Agreement with Qwest Communications International Inc. to purchase substantially all of the assets of the Company, except for the Company's customer premises equipment sales and maintenance business, dedicated dial-up access services business operated under an agreement with Level 3 Communications, LLC ("Level 3"), shared hosting, and certain other assets.

        On December 18, 2003 the Company filed with the Bankruptcy Court a Motion For Orders Pursuant To Sections 105(a), 363, 365 And 1146(c) Of The Bankruptcy Code: (A)(i) Fixing The Time, Date And Place For The Bidding Procedures Hearing And (ii) Approving The No-Shop Provisions Set Forth In The Asset Purchase Agreement With Qwest Communications International Inc.; (B)(i) Establishing Bidding Procedures And Bid Protections In Connection With The Sale Of Substantially All Of The Assets Of The Debtors, (ii) Approving The Form And Manner Of Notices, (iii) Approving The Asset Purchase Agreement Subject To Higher And Better Offers And (iv) Setting A Sale Approval Hearing Date; And (C)(i) Approving The Sale To Qwest Communications International Inc. Free And Clear Of All Liens, Claims And Encumbrances, (ii) Authorizing The Assumption And Assignment Of Certain Executory Contracts And Unexpired Leases And (iii) Granting Related Relief (the "Bidding Procedures Motion"). On January 9, 2004, the Bankruptcy Court approved the motion establishing certain bidding procedures and approved the Qwest Asset Purchase Agreement subject to higher and better offers.

        On February 12 and 13, 2004, the Company conducted an auction for the Company in which on February 13, 2004, XO Communications, Inc. ("XO") was selected as the winning bidder based on its offer of approximately $311 million in cash and approximately 45.38 million shares of XO common stock. On February 18, 2004 the Company entered into an Asset Purchase Agreement with XO. On February 20, 2004, the Bankruptcy Court entered its Order (I) Approving the Sale Free and Clear of All Liens, Claims and Encumbrances to the Successful Bidder, (II) Authorizing the Assumption and Assignment of Certain Executory Contracts and Unexpired Leases, and (III) Granted Related Relief. Under the XO Asset Purchase Agreement, XO will purchase the stock of the operating subsidiaries of the Company as well as substantially all of the other assets of the Company, except its customer premises installation and maintenance business, the dedicated dial-up access services business operated under an agreement with Level 3, the shared hosting business, and certain other assets. The transaction is structured so that once certain governmental approvals are received and certain other conditions are met, XO is obligated to place into escrow the consideration for the purchase and XO will be able to operate the assets it is acquiring subject to the Company's consent and in accordance with applicable law, regulations, and tariffs. There government approvals were obtained on April 5, 2004, and the escrow funding occurred on April 14, 2004. Since XO has now funded the purchase price into escrow under the XO Asset Purchase Agreement, XO has now assumed the risk of loss of the Company's business and XO's obligation to close the sale has become unconditional and irrevocable subject to the Company's ability to terminate the XO Asset Purchase Agreement under certain specified circumstances. The XO Asset Purchase Agreement provides that the Company may terminate the XO Asset Purchase Agreement after funding into escrow has occurred but before final closing, if, among other things, XO breaches the XO Asset Purchase Agreement. Final closing under the XO Asset Purchase Agreement is scheduled to occur as part of the confirmation and effectiveness of the Company's plan of reorganization unless either party elects to proceed without a plan of reorganization.

        XO is currently operating the acquired assets of the Company pursuant to an operating agreement subject to the Company's consent and in accordance with applicable law, regulations, and tariffs. For the services provided by XO, the Company will pay XO the costs of operating the acquired assets (including reimbursing costs associated with those acquired assets) plus thirty percent; provided, however, that XO shall be paid solely out of the revenues generated by the acquired assets and are collectible solely from the cash receipts relating to the acquired assets. In the event that the cash receipts do not cover the costs to operate the acquired assets, the Company has no obligation to reimburse XO for any costs in excess of the cash receipts; provided, however, that any shortfall may be recovered from any months where the cash receipts from the acquired assets are in excess of XO's fees for operating the acquired assets. The operating agreement expires once all consents have been obtained to transfer the acquired assets to XO and the assets have been transferred to XO.

        Under the XO Asset Purchase Agreement, XO will determine the contracts that it is assuming and those that the Company may reject on closing. Contracts that XO has requested that the Company reject may create additional liabilities for the Company.

        At this time, it is not possible to predict when and whether final closing will occur under the XO Asset Purchase Agreement. In addition, there can be no assurance that the Company will be able to sell certain assets to Qwest or other interested parties if the XO transaction does not close. Finally, there can be no assurance that if the Company is not sold that it will be able to successfully reorganize and emerge from bankruptcy. The Company cannot accurately predict the effect of the Chapter 11 reorganization process on its business, its creditors or its stockholders or when or if the Company may emerge from Chapter 11. The Company's future results depend on the timely and successful confirmation and implementation of a plan of reorganization. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 proceedings.

        In order to reorganize and emerge from Chapter 11 successfully, the Company will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Company initially had the exclusive right to file a plan of reorganization for 120 days from the Commencement Date, which expired September 11, 2003. Under a various orders, the initial exclusivity period has been extended until July 14, 2004.

        On March 18, 2004, the Company filed a disclosure statement and a proposed plan of reorganization with the Bankruptcy Court. The proposed plan of reorganization addresses, among other things, the treatment of pre-petition obligations. This proposed plan of reorganization provides that all unsecured creditors of the Company will need to be satisfied before any distribution to all stockholders of Allegiance Telecom, Inc. As a result, the proposed plan of reorganization will result in holders of the Company's Series B 11 3/4% notes due 2008 and 12 7/8% senior notes due 2008 receiving less than the face value of such notes as part of the plan of reorganization. Additionally, based on the proposed plan of reorganization filed by the Company, holders of the Company's common stock will probably receive no value as part of the reorganization.

        Unless an election is made to close the transactions in accordance with the XO Asset Purchase Agreement under Section 363 of the Bankruptcy Code, the closing under the XO Asset Purchase Agreement is scheduled to occur prior to or simultaneously with the effectiveness of the plan of reorganization. If the plan of reorganization is not confirmed, or, if the plan is not confirmed and exclusivity has expired, the Company, or any other party in interest, could attempt to formulate a different plan of reorganization. Such a plan might involve either a reorganization or continuation of the Company's business or an orderly liquidation of the Company's assets.

        Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations. The following reorganization items were incurred during year ended December 31, 2003:

2003
Professional fees	$15,780
Other restructuring (gains)/losses	7,744

Total reorganization items	$23,524

        Accounting Impact.    These consolidated financial statements have been prepared in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to SOP 90-7, the Company's pre-petition liabilities that are subject to compromise are reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.

        The following table sets forth the liabilities of the Company subject to compromise as of December 31, 2003:

Accounts payable and other claims	$106,840
Senior secured credit facilities, variable interest rate	477,827
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value, including interest accrued through the Commencement Date	453,270
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value, including interest accrued through the Commencement Date	215,405
Capital lease obligations (see Note 8)	83,647

Total liabilities subject to compromise	$1,336,989

        Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization items.

        Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount, which generally results in the write-off of any deferred financing amounts associated with the debt. Only certain claims relating to pre-petition debt have been allowed by the Bankruptcy Court as of December 31, 2003. As a result, a majority of pre-petition debt subject to compromise is recorded at its pre-petition value.

        Deferred debt issuance costs include costs incurred by the Company in raising debt proceeds. These costs were being amortized to interest expense over the life of the related debt pre-petition. In accordance with SOP 90-7, the Company stopped recording interest expense on the Company's Series B 11 3/4% notes due 2008 and 12 7/8% senior notes due 2008 as of the Commencement Date. Accordingly, the deferred debt issuance costs related to this debt is no longer being amortized. Under the Final Cash Collateral Order, discussed below, the Company is required to continue incurring and paying interest under its senior secured credit agreement at the applicable non default rate of interest. Accordingly, the deferred debt issuance costs related to the senior secured credit facilities continue to be amortized to interest expense over the life of the debt.

        Certain pre-petition debt that is classified as subject to compromise, specifically the senior secured credit facilities, continues to accrue interest. Interest on the remaining pre-petition debt that is subject to compromise ceased to accrue when the bankruptcy was filed. On March 31, 2004, the Company received Bankruptcy Court approval for the continued use of its cash collateral under a Second Stipulation and Consent Order Extending the Expiration Date of the Second Amended Final Order Authorizing Use of Cash Collateral by Consent (the "Second Amended Cash Collateral Order"). The Second Amended Cash Collateral Order among other things: (1) restricts the Company's use of cash, (2) requires the Company to prepare and follow a budget and maintain a minimum weekly cash balance, and (3) requires the Company to provide certain financial, operational and other information to its senior lenders and the Creditors' Committee. Under this Second Amended Cash Collateral Order, the Company is required to continue incurring and paying interest under its senior secured credit agreement (at the applicable non default rate of interest).

        The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, and do not purport to reflect or to provide all of the possible consequences of the ongoing Chapter 11 cases. Specifically, the consolidated financial statements do not present the amount that will ultimately be paid to settle liabilities and contingencies that may be required in the Chapter 11 cases. On March 18, 2004, the Company filed a proposed plan of reorganization. The plan is subject to the acceptance by the required creditors and approval by the Bankruptcy Court.

        In accordance with the guidance provided by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company considered the bankruptcy filing on May 14, 2003 and the pending sale of the business as of December 31, 2003 triggering events which required that the Company's long-lived assets be evaluated for impairment. Based on the expected consideration from the sale of the majority of the Company's assets to XO approved by the Bankruptcy Court on February 20, 2004, it was determined that the proceeds generated from the sale are sufficient to recover the current carrying value of the Company's long-lived assets.

        Under accounting guidelines commonly referred to as "fresh start," the fair value of all assets of the Company will be estimated as it emerges from bankruptcy in conformity with accounting principles generally accepted in the United States of America, specifically by Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 141 "Business Combinations." Under fresh start accounting, an enterprise value will be determined based on a plan of reorganization for the Company and will be used to determine the fair value of all the Company's assets and liabilities at that time. The assumptions in the plan of reorganization may vary from the assumptions used by the Company as of December 31, 2003 to evaluate impairment of long-lived assets; therefore, the fair values assigned to the assets upon emergence may be different than the carrying values recorded as of December 31, 2003. As a result, an adjustment to the fair value of long-lived assets may be required.

        Because of the ongoing nature of the reorganization cases, the outcome of which is not presently determinable, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company's future operations or financial position. No assurance can be given that the Company will be successful in completing the sale of XO or in reorganizing its affairs within the Chapter 11 cases.

        As a result of the items discussed above, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization and the ability to obtain positive results of operations. The consolidated financial statements do not include any adjustments to the recorded amounts or reflect any amounts that may be ultimately paid to settle liabilities and contingencies which may be required in the Chapter 11 cases or the effect of any changes, which may be made in connection with the Company's operations resulting from a plan of reorganization.

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

        Short-Term Investments.    Short-term investments consist primarily of certificates of deposit and commercial paper with original maturities between three and 12 months at the date of purchase. Such short-term investments are carried at their accreted value, which approximates fair value. Short-term investments are held to maturity and unrealized gains and losses are not significant at December 31, 2003.

        Long-term Investments, Restricted.    Restricted long-term investments consist of certificates of deposits maintained to secure letters of credit with terms exceeding 12 months. These investments are carried at their accreted value, which approximates fair value. Long-term investments are held to maturity and unrealized gains and losses are not significant at December 31, 2003.

        Prepaid Expenses and Other Current Assets.    Prepaid expenses and other current assets consist of prepaid services, prepaid rent, prepaid insurance and refundable deposits. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

        Financial Instruments.    The carrying value of the Company's cash, short-term investments, accounts receivable and accounts payable approximates their fair value. At December 31, 2003, the Company's 11 3/4% senior discount notes due 2008, 12 7/8% senior discount notes due 2008 and senior secured credit facilities were all trading at values below their carrying value. The carrying value of these debt instruments in the Company's consolidated financial statements is significantly higher than their fair value.

        Property and Equipment.    Property and equipment includes network equipment, land, leasehold improvements, software, office equipment, furniture and fixtures and construction-in-progress. These assets are stated at cost, which includes direct costs and capitalized interest and are depreciated over their respective useful lives using the straight-line method. During the years ended December 31, 2003, 2002 and 2001, $275, $6,138, $16,858, respectively, of interest expense was capitalized related to network construction-in-progress. Repair and maintenance costs are expensed as incurred.

        Property and equipment at December 31, 2003 and 2002, consisted of the following:

	2003	2002	Useful Lives (in years)
Network equipment	$1,170,909	$1,148,583	2-20
Land	6,000	9,164	—
Leasehold improvements	140,875	145,914	7-10
Software	125,121	125,229	3
Office equipment and other	49,643	46,991	2-5
Furniture and fixtures	14,432	21,334	7

Property and equipment, in service	1,506,980	1,497,215
Less: Accumulated depreciation	(826,405)	(592,069)

Property and equipment, in service, net	680,575	905,146
Construction-in-progress	2,043	18,960

Property and equipment, net	$682,618	$924,106

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

        In accordance with the guidance provided by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company considered the bankruptcy filing on May 14, 2003 and the pending sale of the business as of December 31, 2003 triggering events which required that the Company's long-lived assets be evaluated for impairment. Based on the expected consideration from the sale of the majority of the Company's assets to XO approved by the Bankruptcy Court on February 20, 2004, it was determined that the proceeds generated from the sale are sufficient to recover the current carrying value of the Company's long-lived assets.

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

        Intangible assets are included in other assets and consist primarily of acquired customer lists with definite useful lives. These intangible assets are evaluated for impairment under SFAS 144 whenever events or changes in circumstances indicate impairment exists, and are amortized on a straight-line basis over their estimated useful lives, generally ranging from one to three years.

        Restricted Investments.    Short-term and long-term restricted investments include certificates of deposit held as collateral for letters of credit issued on behalf of the Company.

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

        For customer premises equipment contracts, revenue is recognized using the percentage-of-completion method, based on the percentage which incurred contract costs to date bear to total estimated contract costs after giving effect to the most recent estimates of total cost. Risks relating to delivery, usage, productivity and other factors are considered in the estimation process. The effect of changes to total estimated contract revenue and costs is recognized in the period such changes are determined. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

        Network Expenses.    Network expense is recognized in the month in which the service is utilized. Accruals for unbilled leased network facilities, network access charges, and equipment colocation charges are based on circuit counts, estimated usage, and active colocation sites. Additionally, accrued network expense includes charges invoiced by carriers that are probable network expenses but have not yet been paid due to rate or volume disputes with other carriers. Network expenses do not include an allocation of depreciation or amortization expense.

        Stock Based Compensation.    At December 31, 2003, the Company had three stock-based compensation plans, the 1997 Nonqualified Stock Option Plan, the 1998 Stock Incentive Plan and the

Employee Stock Discount Purchase Plan (see Note 14). The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and the related interpretations in accounting for the Company's plans. Fixed stock option awards with pro-rata vesting are recognized as expense using the straight-line method over the vesting period.

        Pro forma net loss and loss per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented below in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

        The Company utilized the following assumptions in calculating the estimated fair value of each stock option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	2003	2002	2001
Dividend yield	—%	—%	—%
Expected volatility	123.0%	123.0%	115.7%
Expected life	3.0	3.0	3.7
Risk-free interest rate	2.05%	3.32%	4.27%
	2003	2002	2001
Reported net loss	$(359,989)	$(572,670)	$(431,813)
Add: stock-based employee compensation expense included in reported net loss	2,762	2,726	4,126
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(32,222)	(61,880)	(212,384)

Pro forma net loss	$(389,449)	$(631,824)	$(640,071)

Net loss per share, basic and diluted—as reported	$(2.98)	$(4.88)	$(3.82)
Net loss per share, basic and diluted—pro forma	$(3.23)	$(5.38)	$(5.66)

        Treasury Stock.    Treasury stock transactions are accounted for using the cost method.

        Loss Per Share.    The Company calculates net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share."

        The securities listed below were not included in the computation of diluted loss per share, as the effect from the conversion would be antidilutive.

	2003	2002	2001
Common Stock Warrants	205,785	205,785	207,973
1997 Nonqualified Stock Option Plan	359,088	475,224	531,196
1998 Stock Incentive Plan	12,272,127	15,607,460	24,666,776
Employee Stock Discount Purchase Plan	—	56,839	432,250

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

        Segment Reporting.    The Company operates its business as a single segment, providing integrated telecommunications services. This segment includes all services offered by the Company, including local voice service, long distance service, data services, and customer premises equipment sales and maintenance services. These services have similar network operations and are sold through similar sales channels to the same targeted customer base. The Company manages these services as a single segment and prepares and reviews financial results of this single segment.

        Use of Estimates in Financial Statements.    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company continually evaluates its estimates, including those related to revenue recognition, accounts receivable valuation, network expenses and impairment of long-lived assets. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

        Recent Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of this statement is required for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material effect on the financial condition or results of operations of the Company.

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

        In November 2002, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. EITF Issue No. 00-21 did not have a material effect on the financial condition or results of operations of the Company.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both

Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement, certain provisions of which have been delayed, did not have a material effect on the financial condition or results of operations of the Company.

        In May 2003, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease. Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. The Company enters into contracts for the long-term supply and sale of information technology services and systems that, depending on the facts and circumstances, could be subject to EITF Issue No. 01-8. The new rules are being applied prospectively to such contracts entered into or modified after July 1, 2003. Accordingly, the impact of EITF Issue No. 01-8 on the Company's future results of operations and financial position will depend on the terms contained in contracts signed after such date. The impact of EITF Issue No. 01-8 on the Company's results of operations and financial position during 2003 was not material.

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the Financial Accounting Standards Board completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.

        However, the Revised Interpretations must be applied no later than the Company's first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation's provision no later than our fourth quarter of 2003. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions no later than the Company's first quarter of 2004. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

4.    Business Combinations and Goodwill:

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

        The table below shows the impact of the amortization recognized in prior years for intangibles that are no longer amortized after the adoption of Statement of Financial Accounting Standards No. 142:

	2003	2002	2001
			(unaudited)
Reported net loss	$(359,989)	$(572,670)	$(431,813)
Add back: Goodwill amortization	—	—	55,227
Add back: Acquired workforce amortization	—	—	1,181

Adjusted net loss	$(359,989)	$(572,670)	$(375,405)

Basic and diluted net loss per share:
Reported net loss per share	$(2.98)	$(4.88)	$(3.82)
Goodwill amortization	—	—	0.49
Acquired workforce amortization	—	—	0.01

Adjusted net loss per share	$(2.98)	$(4.88)	$(3.32)

        The Company is required to assess the value of goodwill under the provisions of Statement of Financial Accounting Standards No. 142. The Company identified one reporting unit, as defined in Statement of Financial Accounting Standards No. 142. As outlined in the authoritative literature, the assessment of whether goodwill has been impaired is based on the Company's estimate of the fair value of the reporting unit using a model that considers both a discounted future cash flow analysis and market capitalization data. Upon adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002, there was no indication of an impairment in the Company's goodwill intangible.

        During the six months ended June 30, 2002, the market capitalization of the Company remained at a level well below its book value. As this decline in the market capitalization indicated that a potential impairment in the value of goodwill existed, management performed an interim valuation as of June 30, 2002 using a valuation model that considers both a discounted future cash flow analysis and market capitalization data. A final valuation was performed by an independent valuation services company. This valuation indicated that an impairment of goodwill existed as of June 30, 2002. Accordingly, the Company recorded a charge of $114,722 during 2002, reflecting the amount of impairment as of June 30, 2002 to eliminate the enterprise goodwill intangible.

        The Company's purchase price allocation for an acquisition made in 2002 was finalized during the quarter ended June 30, 2003. In connection with these final adjustments related to pre-acquisition assets and liabilities, the Company recorded additional goodwill of $2,105. At June 30, 2003, the Company's market capitalization continued to remain at a level below its book value, indicating that an impairment of enterprise goodwill existed as of June 30, 2003. Accordingly, the Company recorded a charge of $2,105, reflecting the amount of the impairment as of June 30, 2003 to eliminate the enterprise goodwill intangible.

        The changes in the carrying value of goodwill during the years ended December 31, 2003 and 2002 are as follows:

Balance as of December 31, 2001	$107,468
Reclassification of acquired workforce	1,731
Final purchase price adjustments	5,523
Impairment charge	(114,722)

Balance at December 31, 2002	—
Final purchase price adjustments	2,105
Impairment charge	(2,105)

Balance at December 31, 2003	$—

Business Acquisitions

        On June 17, 2002, the Company purchased substantially all of the assets of WorldCom's customer premises equipment sales and WorldCom's customer premises equipment maintenance businesses, known in the industry as "Shared Technologies Fairchild" or "Shared Technologies." The Company acquired these businesses for a cash purchase price of $30,000 and assumption of specified liabilities. The excess of purchase price over the fair value of the net assets acquired was recorded as goodwill of $3,902. The acquisition was accounted for using the purchase method, and accordingly, the net assets and results of operations of Shared Technologies have been included in the Company's consolidated financial statements since the date of acquisition. Included in the Company's financial statements were $120,558 and $78,705 of revenues and $70,006 and $47,853 of network expenses related to the Shared Technologies businesses for the years ended December 31, 2003 and 2002, respectively.

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

	2003	2002	2001
			(unaudited)
Revenue	$776,870	$849,081	$645,312
Net loss	(359,989)	(571,274)	(498,147)
Net loss per share, basic and diluted	(2.98)	(4.87)	(4.40)

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

        Each of the acquisitions discussed above were accounted for using the purchase method of accounting. Accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the acquisition dates. The purchase price of the acquisitions was allocated to assets acquired, including identified intangible assets, and liabilities assumed, based on their respective estimated fair values at acquisition. During the years ended December 31, 2003, 2002 and 2001, immaterial adjustments were made to the purchase price allocation of the entities acquired in 2002, 2001 and 2000.

5.    Other Assets:

        Other assets consisted of the following:

	2003	2002
Acquired customer lists	$62,800	$62,800
Long-term deposits	10,924	17,030
Equipment pending deployment	5,906	8,688
Other	1,574	5,645

Total other assets	81,204	94,163
Less: Accumulated amortization	(60,489)	(50,189)

Other assets, net	$20,715	$43,974

        On January 1, 2002, the Company reclassified the value of the acquired workforce intangibles and related accumulated amortization to goodwill in accordance with Statement of Financial Accounting Standards No. 142 (see Note 4).

        The acquired intangibles are being amortized over their estimated useful lives of one to three years using the straight-line method. Amortization expense related to intangible assets totaled $10,300 and $33,386 during the years ended December 31, 2003 and 2002, respectively. The aggregate future amortization expense for intangible assets remaining as of December 31, 2003 is $2,311 and will be fully amortized during 2004.

        Equipment pending deployment consists of equipment purchased and being staged for deployment in the Company's network. This equipment will be classified as property and equipment when it is deployed.

6.    Accrued Liabilities and Other Current Liabilities:

        Accrued liabilities and other current liabilities consisted of the following:

	2003	2002
Accrued employee compensation and benefits	$25,483	$11,824
Accrued network expenses	13,359	52,643
Business acquisition costs	—	10,502
Accrued taxes	17,332	10,051
Accrued interest expense	863	4,154
Deferred revenue	26,156	29,009
Other	2,779	6,261

Accrued liabilities and other current liabilities	$85,972	$124,444

        Included in business acquisition costs at December 31, 2002 is $6,684 of reserves primarily for termination of acquired redundant network elements and closure of acquired duplicate facilities. At December 31, 2003, all business acquisitions costs are included in liabilities subject to compromise in accordance with SOP 90-7 (see Note 2).

7.    Long-Term Debt:

        As a result of the Company's bankruptcy proceedings, all contractual debt payments are suspended and subject to revised payment terms during the bankruptcy process on a specific case basis. As discussed in Note 2, the only debt payments being made as of December 31, 2003 relate to interest (at the non-default rate) on the senior secured credit facilities and monthly payments under capital leases. Additionally, as a result of the bankruptcy filing, there is an event of default under the senior secured credit facilities and both series of notes, which, by their terms, would ordinarily accelerate all amounts due upon the event of default.

        The senior secured credit facilities, notes and capital lease obligations are now classified as liabilities subject to compromise (see Note 2) and are not reflected in the table below. No changes to the carrying amount of these debts have been made in the accompanying condensed consolidated balance sheet as a result of the filing.

        Long-term debt consisted of the following:

	2003	2002
Series B 11 3/4% notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value	$—	$433,974
12 7/8% senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value	—	202,210
Senior secured credit facilities, variable interest rate	—	470,300
Capital lease obligations (see Note 8)	—	94,739

Total debt	—	1,201,223
Less: current portion of long-term debt	—	561,532

Long-term debt	$—	$639,691

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

        The Series B notes have a principal amount at maturity of $445,000 and an effective interest rate of 12.21%. The Series B notes are unsecured and mature on February 15, 2008. Beginning August 15, 2003, interest on the Series B notes is payable semi-annually in cash at the rate of 11 3/4% per annum on February 15 and August 15 of each year. As of December 31, 2003, the Company has recorded accrued interest associated with the Series B notes of $12,781, which is included in liabilities subject to compromise. The Company is required to make an offer to purchase the redeemable warrants for cash at the relevant value upon the occurrence of a repurchase event, as defined in the applicable warrant agreement.

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

        The 12 7/8% notes have a principal amount at maturity of $205,000 and an effective interest rate of 13.24%. The 12 7/8% notes are unsecured and mature on May 15, 2008. Interest on the 12 7/8% notes is payable semi-annually in cash at the rate of 12 7/8% per annum on May 15 and November 15 of each year. As of December 31, 2003, the Company has recorded accrued interest associated with the 12 7/8% notes of $13,050, which is included in liabilities subject to compromise. As of December 31, 2002, the Company had recorded accrued interest associated with the 12 7/8% notes of $3,299, which is included in other current liabilities.

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

        Senior Secured Credit Facilities.    In February 2000, the Company closed on $500,000 of senior secured credit facilities (Credit Facilities). The Credit Facilities consist of a $350,000 seven-year revolving credit facility and a $150,000 two-year delayed draw term loan facility. Interest is generally the London Interbank Offered Rate (LIBOR) plus 4.50%. The blended borrowing rate on outstanding borrowings at December 31, 2003 is 5.64% and will remain fixed until June 24, 2004.

        The Credit Facilities are secured by (1) the capital stock of Allegiance Telecom Company Worldwide (which stock is owned by its parent holding company, Allegiance Telecom, Inc.) and (2) substantially all of the assets of Allegiance Telecom Company Worldwide and its subsidiaries, including the capital stock owned by that entity in each of its subsidiaries. The Second Amended Cash Collateral Order also provides the senior lenders with certain replacement liens as described in such Order. Under this Order and various Stipulation and Consent Orders the Creditors' Committee has until July 14, 2004 to among other things, challenge the senior lenders' pre-petition liens, claims or security interests or the lenders' pre-petition obligations.

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

        In June 2002, the Company requested a draw of the remaining $150,000 under the Credit Facilities, however, the Company initially received only $135,300 of the $150,000, with 3 of the 26 banks in the bank syndicate refusing to fund the request. On July 15, 2003, the Company entered into a settlement agreement with Bayerische Hypo-und Vereinsbank and Bank Austria Creditanstalt Corporate Finance, Inc. (collectively, the "Banks") regarding funding disputes. On July 29, 2003, the Bankruptcy Court approved the settlement agreement and on July 31, 2003, the Banks delivered the net funding obligation to the Company, required under the settlement agreement in the amount of $7,414. On October 24, 2003, the Company entered into a settlement agreement with Dresdner Bank AG regarding these funding disputes. On November 19, 2003, the Bankruptcy Court for approved the settlement agreement and on November 20, 2003, Dresdner Bank AG delivered the net funding obligation to the Company, required under the settlement agreement of $5,113.

8.    Leases:

        The Company has entered into various capital lease agreements, with expirations through 2023, covering dedicated optical fiber capacity and certain equipment. Assets and future obligations related to capital leases are included in the accompanying consolidated balance sheet in property and equipment and long-term debt, respectively. Depreciation of assets held under capital leases is included in depreciation and amortization expense.

        The Company has entered into various operating lease agreements, with expirations through 2015, for network facilities, office space and equipment. Rent expense on operating leases for the years ended December 31, 2003, 2002 and 2001, was $29,668, $34,600, and $31,765, respectively.

        Future minimum lease obligations for all non-cancelable capital and operating lease agreements with initial or remaining terms of one year or more at December 31, 2003 are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2004	$11,886	$22,624
2005	11,671	21,793
2006	11,689	19,852
2007	9,342	17,847
2008	9,320	12,063
Thereafter	97,790	12,485

Total minimum future lease payments	151,698	$106,664

Amount representing interest	(68,051)

Present value of minimum lease payments (included in liabilities subject to compromise)	$83,647

        Certain operating and capital lease agreements contain renewal and purchase options at the end of the initial lease terms. The Company is analyzing its contracts and leases to determine those executory contracts and unexpired leases relating to capital and operating leases that may be burdensome to the Company and should be rejected pursuant to Section 365 of the Bankruptcy Code.

9.    Capitalization:

        Preferred Stock.    In connection with the Company's initial public offering, the Company authorized 1,000,000 shares of preferred stock with a $.01 par value. At December 31, 2003 and 2002, no shares of preferred stock were issued and outstanding.

        Common Stock.    At December 31, 2003 and 2002, 125,264,444 and 125,157,605 shares were issued and 120,350,803 and 124,830,110 were outstanding, respectively. Of the authorized but unissued common stock, 25,332,626 shares were reserved for issuance upon exercise of stock options issued under the Company's stock option, stock incentive and stock purchase plans (see Note 14) and 205,851 shares were reserved for issuance, sale and delivery upon the exercise of warrants (see Note 7) at December 31, 2003. The Company's common stock will be extinguished under the Company's proposed plan of reorganization upon confirmation of such plan.

        Warrants.    During 2002, 1,000 warrants, formerly referred to as redeemable warrants (see Note 7), were exercised to purchase 2,188 shares of common stock. Fractional shares are not issued, cash payments are made in lieu thereof, according to the terms of the warrant agreement. No warrants were exercised during 2001. At December 31, 2003 and 2002, 94,031 warrants were outstanding. The warrants will expire on February 3, 2008. These warrants will be extinguished for no value under the Company's proposed plan of reorganization upon confirmation of such plan.

        Deferred Compensation.    During 1998 and 1997, certain management investors acquired membership units of Allegiance Telecom, LLC at amounts less than the estimated fair market value of the membership units, consequently, the Company recognized deferred compensation of $10,090 and $978 at December 31, 1998 and 1997, respectively, of which $41 and $2,726 was amortized to expense during the years ended December 31, 2002 and 2001, respectively. This deferred compensation was fully amortized as of December 31, 2002. In connection with the initial public offering, the redeemable preferred stock was converted into common stock and Allegiance Telecom, LLC was dissolved. The deferred compensation charge was amortized based upon the period over which the Company has the right to repurchase certain of the securities (at the lower of fair market value or the price paid by the employee) in the event the management investor's employment with the Company is terminated. Deferred compensation also includes stock options granted at an exercise price less than market value, stock options subject to variable plan accounting, and restricted stock issued to management employees (see Note 14). These stock options will be extinguished under the Company's proposed plan of reorganization upon confirmation of such plan.

        Deferred Management Ownership Allocation Charge.    On July 7, 1998, in connection with the initial public offering, certain venture capital investors and certain management investors owned 95.0% and 5.0%, respectively, of the ownership interests of Allegiance Telecom, LLC, which owned substantially all of the Company's outstanding capital stock. As a result of the successful initial public offering, Allegiance Telecom, LLC was dissolved and its assets (which consisted almost entirely of such capital stock) were distributed to the venture capital investors and management investors in accordance with the Allegiance Telecom, LLC's limited liability company agreement. This agreement provided that the equity allocation between the venture capital investors and the management investors be 66.7% and 33.3%, respectively, based upon the valuation implied by the initial public offering. The Company recorded the increase in the value of the assets of Allegiance Telecom, LLC allocated to the management investors as a $193,537 increase in additional paid-in capital, of which $122,476 was recorded as a non-cash, nonrecurring charge to operating expenses and $71,061 was recorded as a deferred management ownership allocation charge. The deferred charge was amortized at $175 as during 2001, and was fully amortized as of March 31, 2001.

10.    Related Parties:

        During 2003 and 2002, the Company incurred approximately $271 and $450, respectively in legal fees to a law firm in which a member of the Company's board of directors is a senior partner.

        During 1999, the Company loaned a senior vice president $250. The outstanding balance of such loan accrued interest at 5.74% per annum, which was the December 1999 applicable federal rate. This loan was repaid in full in March 2003.

        During 2001, the Company loaned $4,200 to a director and executive vice president of the Company under a full recourse promissory note. The note was payable in full on April 4, 2004, and the Company has entered into a forbearance agreement with the executive under which we have agreed not to exercise our remedies under the note at this time. The outstanding balance accrues interest at 2.73% per annum, which was the November 2001 applicable federal rate, and interest is payable when the note is due. In the event the executive resigns or is terminated by Allegiance for cause, this note will become immediately due and payable. The note is included in other current assets in the accompanying consolidated balance sheet. A reserve for the full amount of the value of the loan was established during 2003 due to the uncertainty of the collectibility of this loan.

11.    Commitments and Contingencies:

        In March 2002, the Company executed a Communications Transport Services Agreement with Southern California Edison Company. Under this agreement, the Company committed to purchase from Southern California Edison Company an average of $260 of services each month through March 2005. The Company has not yet assumed or rejected this agreement pursuant to the Bankruptcy Code.

        In April 2003, the Company executed an Agreement for Additional Services, Security, and Settlement of Certain Matters with WorldCom, Inc. (on behalf of itself and all of its affiliates and subsidiaries). Under this agreement, the Company committed to purchase from WorldCom an aggregate of $14,000 of services from February 28, 2003 to April 30, 2004 and an aggregate of at least $12,000 of services from May 1, 2004 to April 30, 2005. Furthermore, under this agreement, the Company agreed to (a) extend the term of its Domestic and Metro Private Line Special Carrier Service Agreement ("MSA") between WorldCom and the Company dated September 29, 2000, as amended, until April 30, 2005 and (b) increase the volume commitment under the MSA from $700 per month to $900 per month through April 30, 2005. The Company has not yet assumed or rejected this agreement pursuant to the Bankruptcy Code in the Company's Chapter 11 cases.

        In October 2002, the Company executed an agreement for financial advisory and investment banking services with Greenhill & Co., LLC ("Greenhill"). On September 18, 2003, the Bankruptcy Court approved this agreement. Under the agreement, the Company has agreed to pay Greenhill a transaction fee in the amount of $6,500, contingent upon the consummation of the plan of reorganization or the sale of substantially all of the Company's assets.

        In June 2003, the Company executed an agreement for advisory services with Impala Partners, LLC ("Impala"). In August 2003, the Company executed an amendment to the original agreement. Under this amendment, the Company agreed to pay Impala a success fee in the amount of $2,500 payable upon the effective date following confirmation of the plan of reorganization or the sale of the Company.

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

        On April 15, 2003, the Company entered into a settlement agreement with WorldCom to settle various disputes that each party had against the other. The settlement was approved by the Bankruptcy Court in the WorldCom Chapter 11 proceeding on May 28, 2003. Under the settlement agreement, all pre-acquisition amounts payable to WorldCom were forgiven. During the year ended December 31, 2003, the Company determined that it was appropriate to recognize certain benefits related to specific terms of the settlement agreement and relieved those pre-petition liabilities covered by the settlement, resulting in a gain of $2,610. The Company has not assumed or rejected this settlement agreement in the Chapter 11 cases.

        During 2003, the Company established a reserve for the carrying amount of an executive loan (see Note 10) due to the uncertainty of the collectibility of this loan. An expense of $4,200 is included in other income/expense at December 31, 2003 related to this loan.

13.    Federal Income Taxes:

        The Company accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements. The Company had approximately $1,557,621 and $1,344,311 of net operating loss carryforwards for federal income tax purposes at December 31, 2003 and 2002, respectively. The net operating loss carryforwards will begin to expire in the years 2012 through 2019 if not previously utilized. The Company has recorded a valuation allowance equal to the net deferred tax assets at December 31, 2003 and 2002, due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management is able to determine that the realization of the deferred tax assets is more likely than not to occur. Generally, reductions in the valuation allowance will reduce future provisions for income tax expense. Reductions in the valuation allowance related to tax deductions for employee stock option exercises will reduce the Company's additional paid-in capital.

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Net operating loss carryforward	$623,961	$539,357
Start-up costs capitalized for tax purposes	369	643
Amortization of intangibles	18,377	16,287
Allowance for doubtful accounts	11,011	6,327
Accrued liabilities and other	9,032	6,557
Amortization of original issue discount	75,824	71,109

Total gross deferred tax assets	738,574	640,280
Less valuation allowance	(687,520)	(556,959)

Net deferred tax assets	$51,054	$83,321

Deferred tax liabilities:
Depreciation	$(51,054)	$(83,321)
Amortization of intangibles	—	—

Total gross deferred tax liabilities	(51,054)	(83,321)

Net deferred tax asset	$—	$—

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

        A reconciliation of the Company's effective tax rate and the U.S. federal and state tax rate for the years ended December 31, 2003 and 2002, is as follows:

	2003	2002	2001
			(unaudited)
Statutory U.S. federal rate	(35)%	(35)%	(35)%
State income taxes, net of federal benefit	(3)%	(3)%	(3)%
Valuation allowance for deferred taxes	36%	32%	34%
Goodwill and other identifiable intangibles	2%	6%	4%

	—%	—%	—%

14.    Stock Option/Stock Incentive/Stock Purchase Plans:

        1997 Nonqualified Stock Option Plan And 1998 Stock Incentive Plan.    Under the 1997 stock option plan, the Company granted stock options to key employees, a director and a consultant of the Company for an aggregate of 1,580,321 shares of common stock. The Company will not grant stock options for any additional shares under the 1997 stock option plan.

        Under the 1998 stock incentive plan, the Company may grant stock options to certain employees, directors, advisors and consultants of the Company. The 1998 stock incentive plan provides for issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards that the Compensation Committee of the Board of Directors deems consistent with the purposes of the 1998 stock incentive plan. The Company has 24,857,402 shares of common stock reserved for issuance under the 1998 stock incentive plan at December 31, 2003.

        Stock options granted under both plans generally have a term of six years and vest over a three-year period and the Compensation Committee of the Board of Directors administers both option plans. All stock options and restricted stock shall be extinguished for no value under the Company's proposed plan of reorganization upon confirmation of such plan of reorganization.

        A summary of the status of the 1997 stock option plan as of December 31, 2003, 2002 and 2001 is presented in the table below:

	December 31, 2003		December 31, 2002		December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	475,224	$1.82	531,196	$1.80	745,172	$1.80
Granted	—	—	—	—	—	—
Exercised	—	—	(8,532)	1.65	(213,300)	1.80
Forfeited	(116,136)	1.78	(47,440)	1.69	(676)	2.27

Outstanding, end of period	359,088	1.83	475,224	1.82	531,196	1.80

Options exercisable at period-end	359,088		475,224		531,196

        The following table sets forth the range of exercise prices and weighted average remaining contractual life at December 31, 2003 under the 1997 stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.65 - 2.31	359,088	0.2	$1.83	359,088	$1.83

        A summary of the status of the 1998 stock incentive plan as of December 31, 2003, 2002 and 2001 is presented in the table below:

	December 31, 2003		December 31, 2002		December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	15,607,460	$12.72	24,615,855	$15.34	20,383,461	$29.79
Granted	1,336,759	0.30	6,681,803	1.40	14,189,571	7.50
Exercised	—	—	(76,586)	0.12	(161,733)	11.17
Forfeited	(4,672,092)	11.91	(15,613,612)	11.77	(9,795,444)	34.14

Outstanding, end of period	12,272,127	11.97	15,607,460	12.72	24,615,855	15.34

Options exercisable at period-end	9,140,099		7,643,110		7,102,039
Weighted average fair value of options granted	$0.30		$1.04		$5.73

        The following table sets forth the exercise prices and weighted average remaining contractual life at December 31, 2003 under the 1998 stock incentive plan:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.22 - 0.29	488,562	5.2	$0.23	—
$ 0.36 - 0.36	216,262	5.1	$0.36	—
$ 0.55 - 0.78	1,388,786	4.4	$0.65	974,006	$0.64
$ 0.90 - 1.17	2,440,875	4.3	$1.15	1,185,356	$1.14
$ 1.94 - 2.31	208,052	4.1	$2.05	116,887	$2.04
$ 3.01 - 3.01	2,500,173	3.6	$3.01	2,068,139	$3.01
$ 4.94 - 6.72	343,875	3.1	$5.87	253,389	$5.85
$ 7.79 - 11.10	435,988	2.9	$9.91	361,885	$9.89
$11.79 - 17.67	2,240,365	2.4	$14.33	2,188,634	$14.34
$19.13 - 21.25	216,650	3.0	$19.72	199,264	$19.72
$33.25 - 49.00	929,072	2.1	$38.43	929,072	$38.43
$54.44 - 71.06	863,467	2.2	$65.56	863,467	$65.56

	12,272,127			9,140,099

        In February 1999, the Company granted employee stock options under the 1998 stock incentive plan with an exercise price below market value at the date of grant. A deferred compensation charge of $6,807 was recognized, and $189 and $2,269 was amortized to expense in the years ended December 31, 2002 and 2001, respectively. The deferred compensation was fully amortized as of December 31, 2002.

        During 2000, the Company recognized a deferred compensation charge of $957 as a result of an exchange of unvested stock options of acquired businesses (see Note 4) for employee stock options under the Company's 1998 stock incentive plan. $235, $313 and $313 was amortized to expense in the years ended December 31, 2003, 2002 and 2001, respectively.

        In November 2000, the Company granted non-qualified, outperform stock options to certain key employees under the 1998 stock incentive plan. These outperform options are notated as such due to the nature of the options in which the ultimate number and exercise price of the options are dependent on the performance of the Company's stock price relative to the performance of the NASDAQ 100 Index. As the number of options and the exercise price were not fixed at the date of grant, the Company accounts for these stock options using variable plan accounting under APB No. 25. This accounting will require the Company to measure and record compensation ratably from the date of grant until the options are exercised. The outperform stock options vest in equal quarterly amounts through November 2001 and generally expired on March 31, 2003. If the Company's exchange-traded stock price outperforms the NASDAQ 100 Index on a go-forward basis, it is possible that the Company could have material compensation charges in future periods related to unexercised outperform stock options. At December 31, 2000, the Company recorded a deferred compensation charge of $12,128 and compensation expense of $2,106 through that date. During 2001, this charge and all related expenses were reversed due to downward movement in the market price of the Company's common stock. No additional expense related to the outperform stock options was recognized during 2003 or 2002.

        During 2002, the Company issued 3,461,120 shares of restricted stock to certain management employees in exchange for stock options held by such employees that had an exercise price of five dollars and fifty cents or more at a ratio of three shares of restricted stock for every four shares issuable pursuant to such stock options. In addition, during 2002, the Company issued 2,920,000 shares of restricted stock to certain senior executives in exchange for stock options issued to such executives on October 15, 2001, at a ratio of four shares for every five shares issuable pursuant to such stock options. These restricted shares were issued at no cost to the employees; therefore, the Company recognized deferred compensation of $6,509 based on the market value of the stock at the date of issuance. The deferred compensation charge will be amortized to expense over the three-year vesting period of the restricted stock. $2,548 and $1,605 was amortized to expense in the years ended December 31, 2003 and 2002, respectively.

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

        During the year ended December 31, 2003 and 2002, 56,839 and 2,474,042 shares of common stock were issued under the Company's Employee Stock Discount Purchase Plan for proceeds of $32 and $3,887, respectively. There are no more shares available for issuance under this Employee Stock Discount Purchase Plan.

15.    Long-Term Sales Contract:

        Effective in 2000, and amended in 2000, 2001 and 2002, the Company executed a long-term contract to provide an integrated network solution and certain services to Genuity Solutions Inc., a network service provider and operator of a nationwide Internet network. The contract was established specifically to support Genuity's customer contracts, including that with America Online. This contract establishes Genuity as the Company's largest customer. Total revenues from Genuity for the years ended December 31, 2003, 2002 and 2001 were $111,855, $90,342 and $46,780, respectively. The contract term expires on December 31, 2006. Under this agreement, Genuity committed to pay an aggregate of $563,010 over the term of the contract, subject to the Company's performance under the contract and the other terms and conditions of the contract. The contract contains specific provisions that decrease Genuity's purchase commitment, including but not limited to, Genuity experiencing a business downturn or the Company declining to match certain competitive offers made by third parties to Level 3 for similar services. The agreement also provides that if the Company receives a going concern qualification or experiences an event of default as defined under the Credit Facilities, (a) Genuity may exercise an option to purchase all of the dedicated assets and infrastructure used by the Company to provide the integrated network solution to Genuity and (b) Genuity would still be required to continue to purchase certain services from the Company for the remainder of the term of the agreement. If Genuity exercises its option, Genuity would be required to pay (1) for the dedicated assets, the remaining undepreciated value of the dedicated assets and (2) for the certain services, the remaining overall value of the agreement less the amounts paid to purchase the dedicated assets and infrastructure.

        On November 27, 2002, Genuity and Level 3 announced that the two companies reached a definitive agreement in which Level 3 would acquire substantially all of Genuity's assets and operations and assume a significant portion of Genuity's existing long-term operating agreements. To facilitate the transaction, Genuity filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The consummation of Level 3's purchase of this Genuity contract was announced on February 4, 2003.

        On February 27, 2004, Level 3 and Allegiance agreed to settle their disputes regarding the agreement subject to Bankruptcy Court approval. In summary, under the settlement agreement upon execution, among other things, Level 3 shall reimburse the Company for amounts paid to KMC and additional amounts intended to reimburse the Company for expenses in operating the business for Level 3 since February 1, 2004, Level 3's obligation to pay the February 2004 payment shall be suspended, and the Company shall immediately begin paying to Level 3 an amount equal to all reciprocal compensation related to traffic under the agreement, subject to Bankruptcy Court approval. Upon Bankruptcy Court approval and the occurrence of the escrow closing under the XO Purchase Agreement and consummation of the agreement, among other things:

  •
  Level 3 shall pay the Company $54 million;

  •
  the integrated network agreement would be terminated and Level 3 would have no obligation to pay the February 2004 payment;

  •
  the Company will assign to Level 3 the agreement between KMC and Allegiance wherein KMC provides certain services to the Company or, upon Level 3's consent, reject the KMC agreement;

  •
  the Company would transfer to Level 3 all of the dedicated assets and infrastructure used by the Company to provide the integrated network solution to Level 3; and

  •
  Level 3 and the Company would grant mutual releases.

        In addition, the Company is obligated to continue to provide certain termination assistance services during a six-month transition period commencing upon Bankruptcy Court approval and will be paid an amount designed to cover expenses to provide the transition services. On March 10, 2004, Level 3 notified the Company that AOL had provided Level 3 with notice of a reduction in the amount of dial-up access services that AOL is purchasing from Level 3. Accordingly, Level 3 has provided notice to the Company that they are reducing the number of managed modem ports purchased from the Company by 68% effective July 1, 2004.

        On April 6, 2004, the Bankruptcy Court entered into an amended order approving the settlement agreement.

16.    Quarterly Financial Data (Unaudited):

        The following table summarizes results for each of the four quarters in the years ended December 31, 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2003:
Revenues	$204,577	$196,652	$188,186	$187,455	$776,870
Gross profit	93,124	91,663	91,433	94,898	371,118
Net loss	(120,084)	(92,397)	(63,101)	(84,407)	(359,989)
Net loss per share, basic and diluted	(1.00)	(0.76)	(0.52)	(0.70)	(2.98)
Year ended December 31, 2002:
Revenues	$162,095	$184,437	$219,539	$204,911	$770,982
Gross profit	80,017	89,114	101,242	96,165	366,538
Net loss	(112,590)	(226,815)	(113,110)	(120,155)	(572,670)
Net loss per share, basic and diluted	(0.97)	(1.94)	(0.97)	(1.00)	(4.88)

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

ARTHUR ANDERSEN LLP

Dallas, Texas
February 19, 2002

S-1

SCHEDULE II

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES
(Debtors and Debtors-in-Possession)
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(dollars in thousands)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 2003	$14,485	$33,118	$1,173	$(34,073)	$14,703
Year Ended December 31, 2002	$29,621	$66,224	$1,049	$(82,409)	$14,485
Year Ended December 31, 2001	$12,638	$41,600	$5,626	$(30,243)	$29,621

S-2

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION
*2.1	Allegiance Telecom Inc.'s Debtors' Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code dated March 18, 2004
*2.2	Allegiance Telecom Inc.'s Debtors' Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code dated March 18, 2004
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended June 30, 1998).
3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1998).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.1 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended September 30, 2001).
3.4	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended June 30, 1998).
4.1	Indenture, dated as of July 7, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as trustee (including the Form of Notes) (incorporated herein by reference to Exhibit 4.1 to Allegiance Telecom, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 333-69543).
4.2	Indenture, dated as of February 3, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.2 to Allegiance Telecom, Inc.'s Registration Statement on Form S-4, as amended, Registration No. 333-49013 (the "Form S-4 Registration Statement")).
4.3	Form of 11 3/4% Senior Discount Notes (incorporated herein by reference to Exhibit 4.3 to the Form S-4 Registration Statement).
4.4	Collateral Pledge and Security Agreement, dated as of July 7, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to Allegiance Telecom, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 333-69543).
10.1	Stock Purchase Agreement, dated August 13, 1997, between Allegiance Telecom LLC and Allegiance Telecom, Inc. (incorporated herein by reference to Exhibit 10.1 to the Form S-4 Registration Statement).
10.2	Termination of Board Voting Agreements, dated February 14, 2003, among Allegiance Telecom, Inc., Royce J. Holland, the Royce J. Holland Family Limited Partnership, Thomas Lord (individually and on behalf of Brian Lord and Colin Lord), Victoria Lord, C. Daniel Yost, Anthony Parella, Frontenac VII Limited Partnership, Frontenac Masters VII Limited Partnership, Madison Dearborn Capital Partners II, L.P., Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P. and Morgan Stanley Capital Investors, L.P. (incorporated herein by reference to Exhibit 10.2 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2002).
10.3	Securityholders Agreement, dated August 13, 1997, among Allegiance Telecom LLC, Allegiance Telecom, Inc. and certain venture fund and management investors (incorporated herein by reference to Exhibit 10.2 to the Form S-4 Registration Statement).
10.4	Amended and Restated Registration Agreement, dated September 13, 1999, among certain stockholders and Allegiance Telecom, Inc. (incorporated herein by reference to Exhibit 99.4 to Allegiance Telecom, Inc.'s Form 8-K filed with the SEC on September 22, 1999).

10.5	Warrant Registration Rights Agreement, dated as of January 29, 1998, by and among Allegiance Telecom, Inc. and Morgan Stanley & Co. Incorporated, Salomon Brothers Inc, Bear, Stearns & Co. Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers of the 11 3/4% Senior Discount Notes (incorporated herein by reference to Exhibit 10.11 to the Form S-4 Registration Statement).
10.6	Warrant Agreement, dated February 3, 1998, by and between Allegiance Telecom, Inc. and The Bank of New York, as Warrant Agent (including the form of the Warrant Certificate) (incorporated herein by reference to Exhibit 10.9 to the Form S-4 Registration Statement).
+10.7	Allegiance Telecom, Inc. 1997 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Form S-4 Registration Statement).
+10.8	Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Allegiance Telecom, Inc.'s Registration Statement on Form S-1, as amended, Registration No. 333-53479).
+10.9	First Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1998).
+10.10	Second Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.11	Third Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2000).
+10.12	Fourth Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2001).
+10.13	Fifth Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.12 to Allegiance Telecom, Inc.'s Form S-8 filed with the SEC on July 8, 2002).
+10.14	Sixth Amendment to the Allegiance Telecom, Inc. 1998 Stock Incentive Plan. (incorporated herein by reference to Exhibit 10.14 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2002).
+10.15	Amended and Restated Executive Purchase Agreement, dated December 13, 1999, between Allegiance Telecom, Inc. and Royce J. Holland (incorporated herein by reference to Exhibit 10.9 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.16	Amended and Restated Executive Purchase Agreement, dated December 13, 1999, between Allegiance Telecom, Inc. and Thomas M. Lord (incorporated herein by reference to Exhibit 10.10 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.17	Amended and Restated Executive Purchase Agreement, dated December 13, 1999, between Allegiance Telecom, Inc. and C. Daniel Yost (incorporated herein by reference to Exhibit 10.11 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).
+10.18	Form of Executive Purchase Agreement among Allegiance Telecom LLC, Allegiance Telecom, Inc. and each of certain management investors (incorporated herein by reference to Exhibit 10.15 to the Form S-4 Registration Statement).

10.19	Secured Promissory Note of G. Clay Myers dated December 6, 1999 and Amended and Restated Pledge Agreement between G. Clay Myers and Allegiance Telecom, Inc. dated June 7, 2001. (incorporated herein by reference to Exhibit 10.2 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2001).
10.20	Full Recourse Promissory Note of Anthony J. Parella dated November 1, 2001 and Pledge Agreement between Anthony J. Parella and Allegiance Telecom Company Worldwide dated November 1, 2001. (incorporated herein by reference to Exhibit 10.16 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2001).
+10.21	Form of Restricted Stock Agreement dated June 7, 2002, between Allegiance Telecom, Inc. and each of Royce Holland, Dan Yost, Tom Lord, Tony Parella, Mark Tresnowski and other senior officers. (incorporated herein by reference to Exhibit 10.21 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2002).
+10.22	Form of Amendment No. 1 to Allegiance Telecom, Inc. Restricted Stock Agreement dated November 5, 2002, between Allegiance Telecom, Inc. and each of Royce Holland, Dan Yost, Tom Lord, Tony Parella, Mark Tresnowski and other senior officers. (incorporated herein by reference to Exhibit 10.22 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2002).
+10.23	Form of Amendment No. 2 to Allegiance Telecom, Inc. Restricted Stock Agreement dated February 24, 2003, between Allegiance Telecom, Inc. and each of Royce Holland, Dan Yost, Tom Lord, Tony Parella, Mark Tresnowski and other senior officers. (incorporated herein by reference to Exhibit 10.23 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2002).
+10.24	Form of Restricted Stock Agreement dated June 7, 2002, between Allegiance Telecom, Inc. and each of Tony Parella, Mark Tresnowski and other officers. (incorporated herein by reference to Exhibit 10.24 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2002).
+10.25	Form of Restricted Stock Agreement dated June 7, 2002, between Allegiance Telecom, Inc. and each of Reed Hundt and Andrew Lipman. (incorporated herein by reference to Exhibit 10.25 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2002).
+10.26	Form of Amendment No. 1 to Allegiance Telecom, Inc. Restricted Stock Agreement dated September 12, 2002, between Allegiance Telecom, Inc. and each of Reed Hundt, Andrew Lipman, Tony Parella, Mark Tresnowski and other officers. (incorporated herein by reference to Exhibit 10.26 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2002).
+10.27	Form of Amendment No. 2 to Allegiance Telecom, Inc. Restricted Stock Agreement dated February 28, 2003, between Allegiance Telecom, Inc. and each of Reed Hundt, Andrew Lipman, Tony Parella, Mark Tresnowski and other officers. (incorporated herein by reference to Exhibit 10.27 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2002).
10.28	Form of Indemnification Agreement by and between Allegiance Telecom, Inc. and its directors and officers (incorporated herein by reference to Exhibit 10.13 to the Form S-1 Registration Statement).
10.29	Credit and Guaranty Agreement, dated February 15, 2000, among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, certain subsidiaries of Allegiance Telecom, Inc., various lenders, Goldman Sachs Credit Partners L.P., a Syndication Agent and Sole Lead Arranger, Toronto Dominion (Texas), Inc., as Administrative Agent, and BankBoston, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.16 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 1999).

10.30	First Amendment, dated November 27, 2002, among Allegiance Telecom, Inc., Allegiance Telecom Company Worldwide, certain subsidiaries of Allegiance Telecom, Inc., various lenders, Goldman Sachs Credit Partners L.P., as Syndication Agent and Sole Lead Arranger, General Electric Capital Corporation (as successor in interest to Toronto Dominion (Texas), Inc.), as Administrative Agent, and BankBoston, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents (incorporated herein by reference to Exhibit 99.2 to Allegiance Telecom, Inc.'s Form 8-K filed with the SEC on November 27, 2002).
10.31	Integrated Network Solution Purchase Agreement, between Allegiance Telecom Company Worldwide and Genuity Solutions Inc., dated July 24, 2000, as amended by Amendment One to Integrated Network Solution Purchase Agreement dated September 29, 2000, Amendment Two to Integrated Network Solution Purchase Agreement dated December 29, 2000 and Amendment Three to Integrated Network Solution Purchase Agreement dated December 31, 2001. (incorporated herein by reference to Exhibit 10.21 to Allegiance Telecom, Inc.'s Form 10-K for the period ended December 31, 2001).
10.32	Amendment Four to Integrated Network Solution Purchase Agreement dated August 21, 2002 (incorporated herein by reference to Exhibit 10.1 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended September 30, 2002).
10.33	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Royce J. Holland (incorporated herein by reference to Exhibit 10.34 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended March 31, 2003).
10.34	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and C. Daniel Yost (incorporated herein by reference to Exhibit 10.35 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended March 31, 2003).
10.35	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Thomas M. Lord (incorporated herein by reference to Exhibit 10.36 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended March 31, 2003).
10.36	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Mark B. Tresnowski (incorporated herein by reference to Exhibit 10.37 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended March 31, 2003).
10.37	Executive Retention Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and G. Clay Myers (incorporated herein by reference to Exhibit 10.38 to Allegiance Telecom, Inc.'s Form 10-Q for the period ended March 31, 2003).
10.38	Special Bonus Agreement, effective on or about March 12, 2003, between Allegiance Telecom Company Worldwide and Mark B. Tresnowski (incorporated herein by reference to Exhibit 10.39 to Allegiance Telecom, Inc.'s Form 10-Q/A for the period ended March 31, 2003).
*10.39	Asset Purchase Agreement dated February 18, 2004, by and among Allegiance Telecom, Inc. and Allegiance Telecom Company Worldwide jointly and severally as sellers and XO Communications, Inc. as Buyer.
*++10.40	Amended and Restated Confidential Settlement Agreement and Mutual Release dated February 27, 2004, by and between Level 3 Communications, LLC, Allegiance Telecom Company Worldwide, and XO Communications, Inc.
*11.1	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2003.

*11.2	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2002.
*11.3	Statement Regarding Computation of Per Share Earnings (Loss) for the year ended December 31, 2001.
*14.1	Allegiance Telecom, Inc. Code of Ethics for Senior Financial Officers
*21.1	Subsidiaries of Allegiance Telecom, Inc.
*23.1	Consent of KPMG LLP.
*24.1	Power of Attorney (included in the signature page to this report).
*31.1	Section 302 Certification of Chief Executive Officer
*31.2	Section 302 Certification of Chief Financial Officer
*32.1	Section 906 Certification
*32.2	Section 906 Certification

*
Filed in this Form 10-K

+
Management contract or compensatory plan or arrangement.

++
Confidential treatment requested for certain portions of this agreement.

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
  ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLEGIANCE TELECOM
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
Independent Auditors' Report
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
INDEX TO EXHIBITS