Form 10-Q
period 2004-03-31
ALLEGIANCE TELECOM INC
filed 2004-05-17
CIK 1058703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004.

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

As of May 14, 2004, the registrant has 120,350,803 shares of common stock, par value $0.01 per share outstanding.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

(Debtors and Debtors-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$247,020	$282,220
Short-term investments	2,516	1,958
Restricted short-term investments	—	365
Accounts receivable, net	116,161	106,055
Prepaid expenses and other current assets	21,517	19,985
Total current assets	387,214	410,583
Property and equipment, net	629,393	682,618
Deferred debt issuance costs, net	13,500	13,847
Long-term investments, restricted	7,565	7,758
Other assets, net	18,842	20,715
Total assets	$1,056,514	$1,135,521

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Accounts payable	$26,257	$26,031
Accrued liabilities and other current liabilities	67,833	85,972
Total current liabilities not subject to compromise	94,090	112,003
Liabilities subject to compromise (see Note 2)	1,335,249	1,336,989
Commitments and contingencies (see Note 10)

Stockholders’ deficit:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 750,000,000 shares authorized, 125,264,444 shares issued and 120,350,803 shares outstanding at March 31, 2004 and December 31, 2003	1,252	1,252
Additional paid-in capital	1,808,335	1,808,335
Common stock in treasury, at cost, 4,913,641 shares at March 31, 2004 and December 31, 2003	(45)	(45)
Common stock warrants	1,857	1,857
Deferred compensation	(1,463)	(2,001)
Accumulated deficit	(2,182,761)	(2,122,869)
Total stockholders’ deficit	(372,825)	(313,471)
Total liabilities and stockholders’ deficit	$1,056,514	$1,135,521

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

(Debtors and Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues	$179,993	$204,577

Operating Expenses:
Network	77,081	111,453
Selling, general and administrative	78,171	116,574
Depreciation and amortization	56,165	66,633
Non-cash deferred compensation	538	953
Total operating expenses	211,955	295,613
Loss from operations	(31,962)	(91,036)

Other Income (Expense):
Interest income	564	1,005
Interest expense	(9,026)	(30,053)
Total other income (expense)	(8,462)	(29,048)
Net loss before reorganization items	(40,424)	(120,084)

Reorganization items	(19,467)	—

Net Loss	$(59,891)	$(120,084)

Net loss per share, basic and diluted	$(0.50)	$(1.00)

Weighted average number of shares outstanding, basic and diluted	120,556,655	120,443,391

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

(Debtors and Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(59,891)	$(120,084)
Adjustments to reconcile net loss to cash used in operating activities—
Reorganization expenses, net	19,467	—
Depreciation and amortization	56,165	66,633
Provision for uncollectible accounts receivable	3,085	14,033
Accretion of investments	—	(1)
Accretion of Series B and 12 7/8% notes	—	6,500
Amortization of deferred debt issuance costs	347	779
Amortization of deferred compensation	538	953
Changes in assets and liabilities, net of effects of acquisitions—
Decrease (increase) in accounts receivable	(13,010)	3,961
Increase in prepaid expenses and other current assets	(1,532)	(4,488)
Decrease in other assets	444	1,103
Increase (decrease) in accounts payable	(263)	9,140
Increase (decrease) in accrued liabilities and other current liabilities	(18,201)	14,611
Net cash used in operating activities before reorganization items	(12,851)	(6,860)
Reorganization items—
Reorganization expenses, net	(19,467)	—
Net restructuring losses	338	—
Increase in post-petition restructuring accruals	490	—
Increase in liabilities subject to compromise	134	—
Net cash used in operating activities	(31,356)	(6,860)
Cash flows from investing activities:
Purchases of property and equipment	(2,595)	(9,190)
Capitalized interest	—	(225)
Purchases of investments	—	(3,000)
Proceeds from sale of investments	—	25,000
Net cash provided by (used in) investing activities	(2,595)	12,585
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	32
Payments on capital lease obligations	(1,249)	(1,427)
Net cash used in financing activities	(1,249)	(1,395)

Increase (decrease) in cash and cash equivalents	(35,200)	4,330
Cash and cash equivalents, beginning of period	282,220	253,311
Cash and cash equivalents, end of period	$247,020	$257,641
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,737	$9,335
Supplemental disclosure of non-cash investing and financing activities:
Assets acquired under capital lease obligations	—	$7

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGIANCE TELECOM, INC. AND SUBSIDIARIES

(Debtors and Debtors-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2004 and 2003

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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain amounts in the prior period’s condensed consolidated financial statements have been reclassified to conform to current period presentation.

2. Reorganization and Going Concern:

Voluntary Bankruptcy Filing.  On May 14, 2003 (the “Commencement Date”), Allegiance Telecom, Inc. and all of its direct and indirect wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) in order to facilitate the restructuring of the Company’s debt, trade liabilities and other obligations. The reorganization is being jointly administered under the caption “In re Allegiance Telecom, Inc., et al. Case No. 03-13057 (RDD)” (the “Chapter 11 cases”). The Company is currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. In general, as debtors-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

Under Section 365 of the Bankruptcy Code, the Company may assume or reject certain pre-petition executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, subject to certain conditions, rejection of a pre-petition unexpired lease or executory contract relieves the Company of performing future obligations under an unexpired lease or executory contract and is treated as a pre-petition breach of such lease or contract, generally resulting in any breach damages being treated as pre-petition liabilities. Counterparties to these rejected contracts or unexpired leases may file proofs of claim against the Company’s estate for such damages, if any. Generally, the assumption of a pre-petition executory contract or unexpired lease requires a debtor to cure most existing financial defaults, if any, including payment of any pre-petition amounts owed, but not previously paid, under such executory contract or unexpired lease. Due to the uncertain nature of many of the potential rejection and abandonment related claims and to the uncertain amount needed for cure payments, the Company cannot presently determine with certainty the ultimate aggregate liability that will result from cures or the filing of claims relating to such pre-petition contracts and unexpired leases that have been or may be assumed or rejected.

The United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters related to the Company’s Chapter 11 cases that come before the Bankruptcy Court. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and certain pre-petition liabilities (e.g., senior secured debt) are given priority over unsecured pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.

Beginning after it filed the Chapter 11 cases, the Company had discussions with various third parties who were interested in purchasing some or all of the Company through the bankruptcy process, either through a 363 sale (a sale pursuant to Section 363 of Chapter 11 of the Bankruptcy Code) or in connection with a plan of reorganization. On December 18, 2003, the Company signed an Asset Purchase Agreement with Qwest Communications International Inc. (“Qwest”) to purchase substantially all of the assets of the Company, except for the Company’s customer premises equipment sales and maintenance business, dedicated dial-up access services business operated under an agreement with Level 3 Communications, LLC (“Level 3”), shared hosting business, and certain other assets.

On December 18, 2003 the Company filed with the Bankruptcy Court a Motion For Orders Pursuant To Sections 105(a), 363, 365 And 1146(c) Of The Bankruptcy Code: (A)(i) Fixing The Time, Date And Place For The Bidding Procedures Hearing And (ii) Approving The No-Shop Provisions Set Forth In The Asset Purchase Agreement With Qwest Communications International Inc.; (B)(i) Establishing Bidding Procedures And Bid Protections In Connection With The Sale Of Substantially All Of The Assets Of The Debtors, (ii) Approving The Form And Manner Of Notices, (iii) Approving The Asset Purchase Agreement Subject To Higher And Better Offers And (iv) Setting A Sale Approval Hearing Date; And (C)(i) Approving The Sale To Qwest Communications International Inc. Free And Clear Of All Liens, Claims And Encumbrances, (ii) Authorizing The Assumption And Assignment Of Certain Executory Contracts And Unexpired Leases And (iii) Granting Related Relief (the “Bidding Procedures Motion”). On January 9, 2004, the Bankruptcy Court approved the motion establishing certain bidding procedures and approved the Qwest Asset Purchase Agreement subject to higher and better offers.

On February 12 and 13, 2004, the Company conducted an auction for the Company in which on February 13, 2004, XO Communications, Inc. (“XO”) was selected as the winning bidder based on its offer of approximately $311,000 in cash and approximately 45.38 million shares of XO common stock. On February 18, 2004 the Company entered into an Asset Purchase Agreement with XO. On February 20, 2004, the Bankruptcy Court entered its Order (I) Approving the Sale Free and Clear of All Liens, Claims and Encumbrances to the Successful Bidder, (II) Authorizing the Assumption and Assignment of Certain Executory Contracts and Unexpired Leases, and (III) Granted Related Relief. Under the XO Asset Purchase Agreement, XO will purchase the stock of the operating subsidiaries of the Company as well as substantially all of the other assets of the Company, except its customer premises equipment sales and maintenance business, the dedicated dial-up access services business operated under an agreement with Level 3, the shared hosting business, and certain other assets. The transaction is structured so that once certain governmental approvals are received and certain other conditions are met, XO is obligated to place into escrow the consideration for the purchase and XO will be able to operate the assets it is acquiring subject to the Company’s consent and in accordance with applicable law, regulations, and tariffs. The government approvals were obtained on April 5, 2004, and the escrow funding occurred on April 14, 2004. Since XO has now funded the purchase price into escrow under the XO Asset Purchase Agreement, XO has now assumed the risk of loss of the assets it is acquiring and XO’s conditions to close this transaction are limited.  Closing is conditioned upon the satisfaction (or waiver) of the conditions to the “Effective Date” set forth in our plan of reorganization (e.g., the confirmation order becoming a final order). The XO Asset Purchase Agreement provides that either company may terminate the XO Asset Purchase Agreement after funding into escrow has occurred but before final closing, if, among other things, the other party breaches the XO Asset Purchase Agreement. Final closing under the XO Asset Purchase Agreement is scheduled to occur as part of the confirmation and effectiveness of the

Company’s plan of reorganization unless either party elects to proceed without a plan of reorganization.  If the Company’s plan of reorganization is not confirmed by the Bankruptcy Court by June 7, 2004, or made effective by June 30, 2004, XO may elect to purchase the assets of the Company outside a plan of reorganization. The Company may at any time elect to close without a plan of reorganization.

XO is currently operating the acquired assets of the Company pursuant to an operating agreement subject to the Company’s consent and in accordance with applicable law, existing service agreements, regulations, and tariffs. For the services provided by XO, the Company will pay XO the costs of operating the acquired assets (including reimbursing the costs of the Company associated with those acquired assets) plus thirty percent; provided, however, that XO shall be paid solely out of the revenues generated by the acquired assets and all such costs are collectible solely from the cash receipts relating to the acquired assets. In the event that the cash receipts do not cover the costs to operate the acquired assets, the Company has no obligation to reimburse XO for any costs in excess of the cash receipts; provided, however, that any shortfall may be recovered from any months where the cash receipts from the acquired assets are in excess of XO’s fees for operating the acquired assets. The operating agreement expires once all consents have been obtained to transfer the acquired assets to XO and the assets have been transferred to XO.

Under the XO Asset Purchase Agreement, XO will determine the leases and executory contracts that it is assuming and those that the Company may reject on closing. Leases and executory contracts that XO has requested that the Company reject may create additional liabilities for the Company and reduce the recovery by individual creditors in the Chapter 11 cases.

At this time, it is not possible to predict when and whether final closing will occur under the XO Asset Purchase Agreement. In addition, if the XO transaction does not close there can be no assurance that the Company will be able to sell the assets subject to this transaction to Qwest or other interested parties. Finally, there can be no assurance that if the Company is not sold that it will be able to successfully reorganize and emerge from bankruptcy as the Company has terminated the employment of a significant number of employees who would be necessary if the Company were to try to emerge as a stand-alone business.  The Company cannot accurately predict the effect of the Chapter 11 reorganization process on its business or its stakeholders. The Company’s future results depend on the timely and successful confirmation and implementation of a plan of reorganization. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 proceedings.

In order to reorganize under Chapter 11 successfully, the Company will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Company initially had the exclusive right to file a plan of reorganization for 120 days from the Commencement Date, which expired September 11, 2003. Under various orders, the initial exclusivity period has been extended until July 14, 2004.

On April 22, 2004, the Company filed its Second Amended Disclosure Statement and Second Amended Joint Plan of Reorganization with the Bankruptcy Court (the “Plan”). On April 22, 2004, the Bankruptcy Court entered an order (a) approving Allegiance’s Second Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code; (b)

approving (i) procedures for solicitation of votes to accept or reject the Plan and the tabulation of such votes on the Plan, and (ii) certain related materials in connection therewith; and (c) scheduling the date and time on which the Court will hold a hearing to consider confirmation of the Plan.  Ballots have been distributed to those classes entitled to vote on the Plan.  The Confirmation Hearing is scheduled for June 7, 2004 at 10:00 a.m. at the Bankruptcy Court, but may be continued from time to time without further notice; except that notice of any such adjournment(s) will be set forth on the website of the Company’s voting agent at www.bmccorp.net/allegiance.

The proposed Plan addresses, among other things, the treatment of pre-petition obligations. This proposed Plan will result in holders of the Company’s Series B 11 3/4% notes due 2008 and 12 7/8% senior notes due 2008 receiving less than the face value of such notes as part of this Plan. Additionally, based on this proposed Plan filed by the Company, holders of the Company’s common stock will receive no value as part of the reorganization (and all shares of Allegiance Telecom, Inc. common stock will be extinguished and cancelled).

Unless an election is made to close the transactions in accordance with the XO Asset Purchase Agreement under Section 363 of the Bankruptcy Code, the closing under the XO Asset Purchase Agreement is scheduled to occur prior to or simultaneously with the effectiveness of the plan of reorganization. If the plan of reorganization is not confirmed, or, if the plan is not confirmed and exclusivity has expired, the Company, or any other party in interest, could attempt to formulate a different plan of reorganization. Such a plan might involve either a reorganization or continuation of the Company’s business or an orderly liquidation of the Company’s assets. In addition, if the plan is not confirmed by June 7, 2004 or has not become effective by June 30, 2004 and XO has not consented to such delay, XO may elect to proceed to close under the XO Asset Purchase Agreement without the plan of reorganization.

Pursuant to SOP 90-7, the Company is required to segregate certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations as reorganization items in the condensed consolidated statements of operations. The following reorganization items were incurred during the three months ended March 31, 2004:

March 31, 2004

Professional fees	$6,129
Other restructuring (gains)/losses	13,338
Total reorganization items	$19,467

Other restructuring losses at March 31, 2004 include a $13,000 fee paid to Qwest for terminating the Qwest Asset Purchase Agreement, as required by the agreement.

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

The following table sets forth the liabilities of the Company subject to compromise as of March 31, 2004:

Accounts payable and other claims	$106,306
Senior secured credit facilities, variable interest rate	477,827
Series B 11 3/4 % notes, face amount $445,000 due February 15, 2008; effective interest rate of 12.21%; at accreted value, including interest accrued through the Commencement Date	453,270
12 7/8 % senior notes, face amount $205,000 due May 15, 2008; effective interest rate of 13.24%; at accreted value, including interest accrued through the Commencement Date	215,405
Capital lease obligations (see Note 8)	82,441
Total liabilities subject to compromise	$1,335,249

Pursuant to SOP 90-7, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations are reflected separately in the condensed consolidated statement of operations as reorganization items.

Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount, which generally results in the write-off of any deferred financing amounts associated with the debt. Only certain claims relating to pre-petition debt have been allowed by the Bankruptcy Court as of March 31, 2004. As a result, a majority of pre-petition debt subject to compromise is recorded at its pre-petition value.

Deferred debt issuance costs include costs incurred by the Company in raising debt proceeds. These costs were being amortized to interest expense over the life of the related debt pre-petition. In accordance with SOP 90-7, the Company stopped recording interest expense on the Company’s Series B 11 3/4% notes due 2008 and 12 7/8% senior notes due 2008 as of the Commencement Date. Accordingly, the deferred debt issuance costs related to this debt is no longer being amortized. Under the Second Amended Cash Collateral Order, discussed below, the Company is required to continue incurring and paying interest under its senior secured credit agreement at the applicable non-default rate of interest. Accordingly, the deferred debt issuance costs related to the senior secured credit facilities continue to be amortized to interest expense over the life of the debt.

Certain pre-petition debt that is classified as subject to compromise, specifically the senior secured credit facilities, continues to accrue interest. Interest on the remaining pre-petition debt that is subject to compromise ceased to accrue when the bankruptcy was filed. On March 31, 2004, the Company received Bankruptcy Court approval for the continued use of its cash collateral under a Second Stipulation and Consent Order Extending the Expiration Date of the Second Amended Final Order Authorizing Use of Cash Collateral by Consent (the “Second Amended Cash Collateral Order”). The Second Amended Cash Collateral Order among other things: (1) restricts the Company’s use of cash, (2) requires the Company to prepare and follow a budget and maintain a minimum weekly cash balance, and (3) requires the Company to provide certain financial, operational and other information to its senior lenders and the Creditors’ Committee. Under this Second Amended Cash Collateral Order, the Company is required to continue incurring and paying interest under its senior secured credit agreement (at the applicable non default rate of interest).  The Second Amended Cash Collateral Order expires by its own terms on July 14, 2004.

The condensed consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, and do not purport to reflect or to provide all of the possible consequences of the ongoing Chapter 11 cases. Specifically, the condensed consolidated financial statements do not present the amount that will ultimately be paid to settle liabilities and contingencies that may be required in the Chapter 11 cases.

In accordance with the guidance provided by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company considered the bankruptcy filing on May 14, 2003 and the pending sale of the business as of December 31, 2003 triggering events which required that the Company’s long-lived assets be evaluated for impairment. Based on the expected consideration from the sale of the majority of the Company’s assets to XO approved by the Bankruptcy Court on February 20, 2004, it was determined that the proceeds generated from the sale are sufficient to recover the current carrying value of the Company’s long-lived assets.

Under accounting guidelines commonly referred to as “fresh start,” the fair value of all assets of the Company will be estimated as it emerges from bankruptcy in conformity with accounting principles generally accepted in the United States of America, specifically by Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 141 “Business Combinations.” Under fresh start accounting, an enterprise value will be determined based on a plan of reorganization for the Company and will be used to determine the fair value of all the Company’s assets and liabilities at that time. The assumptions in the plan of reorganization may vary from the assumptions used by the Company as of December 31, 2003 to evaluate impairment of long-lived assets; therefore, the fair values assigned to the assets upon emergence may be different than the carrying values recorded as of March 31, 2004. As a result, an adjustment to the fair value of long-lived assets may be required.

Because of the ongoing nature of the Chapter 11 cases, the outcome of which is not presently determinable, the condensed consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company’s future operations or financial position. No assurance can be given that the Company will be successful in completing the sale of XO or in reorganizing its affairs within the Chapter 11 cases.

As a result of the items discussed above, the Company’s independent auditors have issued their Independent Auditors’ Report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2003 with an explanatory paragraph regarding the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization and the ability to obtain positive results of operations. The condensed consolidated financial statements do not include any adjustments to the recorded amounts or reflect any amounts that may be ultimately paid to settle liabilities and contingencies which may be required in the Chapter 11 cases or the effect of any changes, which may be made in connection with the Company’s operations resulting from a plan of reorganization.

3. Stock Based Compensation:

At March 31, 2004, the Company had three stock-based compensation plans, the 1997 Nonqualified Stock Option Plan, the 1998 Stock Incentive Plan and the Employee Stock Discount Purchase Plan. The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and the related interpretations in accounting for the Company’s plans. Fixed stock option awards with pro-rata vesting are recognized as expense using the straight-line method over the vesting period.

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

	March 31, 2004	March 31, 2003
Dividend yield	—%	—%
Expected volatility	123.0%	123.0%
Expected life	3.0	3.0
Risk-free interest rate	2.05%	2.03%

	March 31, 2004	March 31, 2003
Reported net loss	$(59,891)	$(120,084)
Add: stock-based employee compensation expense included in reported net income	538	953
Deduct: stock-based employee compensation expense determined under fair value method for all awards	(2,809)	(15,367)
Pro forma net loss	$(62,162)	$(134,498)

Net loss per share, basic and diluted—as reported	$(0.50)	$(1.00)
Net loss per share, basic and diluted—pro forma	$(0.52)	$(1.12)

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

Property and equipment at March 31, 2004 and December 31, 2003, consisted of the following:

	March 31, 2004	December 31, 2003	Useful Lives (in years)
Network equipment	$1,171,198	$1,170,909	2-20
Land	6,000	6,000	—
Leasehold improvements	140,885	140,875	7-10
Software	125,194	125,121	3
Office equipment and other	42,952	49,643	2-5
Furniture and fixtures	14,446	14,432	7
Property and equipment, in service	1,500,675	1,506,980
Less: Accumulated depreciation	(872,561)	(826,405)
Property and equipment, in service, net	628,114	680,575
Construction-in-progress	1,279	2,043
Property and equipment, net	$629,393	$682,618

5. Other Assets:

Other assets at March 31, 2004 and December 31, 2003, consisted of the following:

	March 31, 2004	December 31, 2003
Acquired customer lists	$63,001	$62,800
Long-term deposits	10,484	10,924
Equipment pending deployment	5,958	5,906
Other	1,316	1,574
Total other assets	80,759	81,204
Less: Accumulated amortization	(61,917)	(60,489)
Other assets, net	$18,842	$20,715

The acquired intangibles are being amortized over their estimated useful life of one to three years using the straight-line method. Amortization expense related to intangible assets totaled $1,429 and $3,108 during the quarters ended March 31, 2004 and 2003, respectively. The aggregate future amortization expense for intangible assets remaining as of March 31, 2004 is $1,084 and will be fully amortized during 2004.

Equipment pending deployment consists of equipment purchased and being staged for deployment in the Company’s network. This equipment will be classified as property and equipment when it is deployed.

6. Accrued Liabilities and Other Current Liabilities:

Accrued liabilities and other current liabilities at March 31, 2004 and December 31, 2003, consisted of the following:

	March 31, 2004	December 31, 2003
Accrued employee compensation and benefits	$19,543	$25,483
Accrued network expenses	17,833	13,359
Accrued taxes	16,627	17,332
Deferred revenue	10,484	26,156
Other	3,346	3,642
Accrued liabilities and other current liabilities	$67,833	$85,972

7. Long-Term Debt:

As a result of the Company’s bankruptcy proceedings, all contractual debt payments are suspended and subject to revised payment terms during the bankruptcy process on a specific case basis. As discussed in Note 2, the only debt payments being made as of March 31, 2004 relate to interest (at the non-default rate) on the senior secured credit facilities and monthly payments under capital leases. Additionally, as a result of the bankruptcy filing, there is an event of default under the senior secured credit facilities and both series of notes, which, by their terms, would ordinarily accelerate all amounts due upon the event of default.

The senior secured credit facilities, notes and capital lease obligations are classified as liabilities subject to compromise as of March 31, 2004 and December 31, 2003. No changes to the carrying amount of these debts have been made in the accompanying condensed consolidated balance sheet as a result of the filing.

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

The Company has entered into various operating lease agreements, with expirations through 2015, for network facilities, office space and equipment. Rent expense on operating leases for the quarters ended March 31, 2004 and 2003, was $6,516 and $8,346, respectively.

Future minimum lease obligations for all non-cancelable capital and operating lease agreements with initial or remaining terms of one year or more at March 31, 2004, are as follows:

Years ending December 31,	Capital Leases	Operating Leases
2004	$8,864	$16,915
2005	11,671	21,792
2006	11,689	19,851
2007	9,343	17,847
2008	9,320	12,079
Thereafter	97,790	12,485
Total minimum future lease payments	148,677	$100,969

Amount representing interest	(66,236)

Present value of minimum lease payments (included in liabilities subject to compromise)	$82,441

Certain operating and capital lease agreements contain renewal and purchase options at the end of the initial lease terms. In conjunction with XO, the Company is analyzing its contracts and leases to determine those executory contracts and unexpired leases that XO will have the Company reject pursuant to Section 365 of the Bankruptcy Code.

9.  Related Parties:

During 2001, the Company loaned $4,200 to a director and executive vice president of the Company under a full recourse promissory note. The note was payable in full on April 4, 2004, and the Company has entered into a forbearance agreement with the executive under which it has agreed not to exercise remedies under the note at this time. The outstanding balance accrues interest at 2.73% per annum, which was the November 2001 applicable federal rate, and interest is payable when the note is due. In the event the executive resigns or is terminated by Allegiance for cause, this note will become immediately due and payable. The note is included in other current assets in the accompanying consolidated balance sheet. A reserve for the full amount of the value of the loan was established during 2003 due to the uncertainty of the collectibility of this loan.

10. Commitments and Contingencies:

In March 2002, the Company executed a Communications Transport Services Agreement with Southern California Edison Company. Under this agreement, the Company committed to purchase from Southern California Edison Company an average of $260 of services each month through March 2005. The Company has not yet assumed or rejected this agreement pursuant to the Bankruptcy Code.

In April 2003, the Company executed an Agreement for Additional Services, Security, and Settlement of Certain Matters with WorldCom, Inc. (on behalf of itself and all of its affiliates and subsidiaries). Under this agreement, the Company committed to purchase from WorldCom an aggregate of $14,000 of services from February 28, 2003 to April 30, 2004 and an aggregate of at least $12,000 of services from May 1, 2004 to April 30, 2005. Furthermore, under this agreement, the Company agreed to (a) extend the term of its Domestic and Metro Private Line Special Carrier Service Agreement (“MSA”) between WorldCom and the Company dated September 29, 2000, as amended, until April 30, 2005, (b) increase the volume commitment under the MSA from $700 per month to $900 per month through April 30, 2005 and (c)  provide a letter of credit. The Company has not yet assumed or rejected this agreement pursuant to the Bankruptcy Code in the Company’s Chapter 11 cases.

In October 2002 (and amended on May 8, 2003), the Company executed an agreement for financial advisory and investment banking services with Greenhill & Co., LLC (“Greenhill”). On September 18, 2003, the Bankruptcy Court approved this agreement. Under the agreement, the Company has agreed to pay Greenhill a transaction fee in the amount of $6,500, payable upon the effective date of the plan of reorganization.  Certain amounts of the monthly fees that the Company has already paid Greenhill from the Commencement Date through the effective date of the plan of reorganization will be credited against the transaction fee.  As of March 31, 2004, the Company had paid Greenhill a total of $1,138.2 in fees since the Commencement Date.

In June 2003, the Company executed an agreement for advisory services with Impala Partners, LLC (“Impala”). In August 2003, the Company executed an amendment to the original agreement. Under this amendment, the Company agreed to pay Impala a success fee in the amount of $2,500 payable upon the effective date of the plan of reorganization.

11.  Long-Term Sales Contract:

Effective in 2000, and amended in 2000, 2001 and 2002, the Company executed a long-term contract to provide an integrated network solution and certain services to Genuity Solutions Inc., a network service provider and operator of a nationwide Internet network. The contract was established specifically to support Genuity’s customer contracts, including that with America Online and expires on December 31, 2006. Under this agreement, Genuity committed to pay an aggregate of $563,010 over the term of the contract, subject to the Company’s performance under the contract and the other terms and conditions of the contract.  Genuity assigned this contract to a subsidiary of Level 3 on February 4, 2003.

The Company and Level 3 had a number of disputes regarding this contract.  On February 27, 2004, Level 3 and Allegiance agreed to settle their disputes regarding the agreement subject to, among other things, Bankruptcy Court approval. Under the settlement agreement upon execution, among other things, Level 3 shall reimburse the Company for amounts paid to KMC and additional amounts intended to reimburse the Company for expenses in operating the dial-up access business for Level 3 since February 1, 2004, Level 3’s obligation to pay the February 2004 payment shall be suspended, and the Company shall immediately begin paying to Level 3 an amount equal to all reciprocal compensation related to traffic under the agreement, subject to Bankruptcy Court approval. Upon Bankruptcy Court approval and the occurrence of the escrow closing under the XO Purchase Agreement and consummation of the agreement, among other things:

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

In addition, the Company is obligated to continue to provide certain termination assistance services commencing upon payment by Level 3 of the $54 million and ending six-months after closing of the XO Asset Purchase Agreement and the Company will be paid an amount designed to cover expenses to provide the transition services. On April 6, 2004, the

Bankruptcy Court entered an amended order approving the settlement agreement.  On April 19, 2004, the Company and Level 3 closed the initial transactions contemplated by the settlement agreement including the payment of $54 million by Level 3 to the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis relates to our financial condition and results of operations and should be read in conjunction with the accompanying consolidated financial statements and notes to those financial statements contained in this report, as well as the section captioned “Risk Factors” in this report. Additionally, the following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes to those financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Allegiance Telecom, Inc. is generally referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as “we,” “us,” “our,” “our company,” “company” or “Allegiance”.

OVERVIEW

We are a facilities-based national local exchange carrier that provides integrated telecommunications services to business, government and other institutional users in major metropolitan areas across the United States and we are focused primarily on small to medium-sized businesses. We currently offer an integrated suite of telecommunications products and services including local, long distance, Internet, data colocation, web hosting and customer premises equipment sales and maintenance services. Our principal competitors are the incumbent local exchange carriers (also known in the industry as the “ILECs”), as well as long distance carriers, customer premises equipment sales and maintenance businesses, and other integrated communications providers.

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

We use multiple technologies in our network and a mixture of leased and owned facilities at the edge of our communications network in order to effectively and efficiently serve our customer base where it is physically located. Our focus is on providing facilities-based services, and we generally provide services via resale on a limited basis. We utilize resale and what is known as the unbundled network element platform (“UNE-P”) to deliver services in a small number of sales where our facilities-based services would not be practicable or cost effective and as an interim measure until the resold services can be converted to facilities-based services. UNE-P is a method where a carrier can lease all elements of a service from an incumbent local carrier, including switching. As of March 31, 2004, approximately 95% of our retail lines in service were provided over our own network facilities. The services that we provide via our own network generate higher margins than services provided by other carriers that are resold by us. Consistent with our facilities-based approach, we install voice and data aggregation and switching equipment in our own premises. We also install voice and data aggregation equipment in the central offices or “hubs” of the existing local incumbent carrier’s networks, also known as colocation. This voice and data aggregation equipment connects directly to customers through the “local loop,” which consists of the existing copper wire and fiber running from the local incumbent carrier’s central offices to each customer location. The local loop is owned by the incumbent carriers but can be leased by competitive carriers under the terms of the Telecommunications Act of 1996. Our local presence in incumbent local exchange carrier central offices along with our leasing of the local loops provides us with a flexible platform for delivering traditional voice and data access services to end-user customers. We connect our colocations to our main switching center in each market by either leasing additional network elements from the incumbent carriers and other providers on a short-term basis or by using dedicated fiber on a long-term basis. We have increasingly focused on dedicated fiber because of the growth of our customer base and traffic volume as well as its reliability.

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

Under Section 365 of the Bankruptcy Code, we may assume or reject certain pre-petition executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. In general, rejection of a pre-petition unexpired lease or executory contract is treated as a pre-petition breach of such lease or contract, generally resulting in any breach damages being treated as pre-petition liabilities. Subject to certain exceptions, a rejection relieves us of performing our future obligations under an unexpired lease or executory contract but entitles the counterparty to a pre-petition general unsecured claim, if any, for damages against our estate caused by the rejection. Counterparties to these rejected contracts or unexpired leases may file proofs of claim against our estate for such damages, if any. Generally, the assumption of a pre-petition executory contract or unexpired lease requires a debtor to cure most existing financial defaults, including payment of any pre-petition amounts owed and outstanding, under such executory contract or unexpired lease. Due to the uncertain nature of many of the potential rejection and abandonment related claims and to the uncertain amount needed, among other things, for cure payments, we are unable to project the magnitude of these claims and cure amounts with any degree of certainty at this time.

The United States Trustee for the Southern District of New York has appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters relating to our Chapter 11 cases that come before the Bankruptcy Court. There can be no assurance that the Creditors’ Committee will support our positions and disagreements between the Creditors’ Committee and Allegiance could protract the Chapter 11 cases and could negatively impact Allegiance’s ability to operate during the Chapter 11 cases and to sell its assets to XO Communications, Inc. (“XO”) under the XO Asset Purchase Agreement, which is discussed below.

The rights and claims of various creditors and security holders will be determined by our plan of reorganization as confirmed by the Bankruptcy Court under the priority rules established by the Bankruptcy Code— certain post-petition liabilities and certain pre-petition liabilities (e.g., our senior secured debt) need to be satisfied before our unsecured creditors or common stockholders are entitled to any distribution.

On December 18, 2003, we signed an Asset Purchase Agreement with Qwest Communications International Inc. (“Qwest”) to purchase substantially all of the assets of our company, except for our company’s customer premises equipment sales and maintenance business, dedicated dial-up access services business operated under an agreement with Level 3 Communications, LLC (“Level 3”), shared hosting business, and certain other assets.  On December 18, 2003 we filed with the Bankruptcy Court a Motion For Orders Pursuant To Sections 105(a), 363, 365 And 1146(c) Of The Bankruptcy Code: (A)(i) Fixing The Time, Date And Place For The Bidding Procedures Hearing And (ii) Approving The No-Shop Provisions Set Forth In The Asset Purchase Agreement With Qwest Communications International Inc.; (B)(i) Establishing Bidding Procedures And Bid Protections In Connection With The Sale Of Substantially All Of The Assets Of The Debtors, (ii) Approving The Form And Manner Of Notices, (iii) Approving The Asset Purchase Agreement Subject To Higher And Better Offers And (iv) Setting A Sale Approval Hearing Date; And (C)(i) Approving The Sale To Qwest Communications International Inc. Free And Clear Of All Liens, Claims And Encumbrances, (ii) Authorizing The Assumption And Assignment Of Certain Executory Contracts And Unexpired Leases And (iii) Granting Related Relief (the “Bidding Procedures Motion”). On January 9, 2004, the Bankruptcy Court approved the motion establishing certain bidding procedures and approved the Qwest Asset Purchase Agreement subject to higher and better offers.

On February 12 and 13, 2004, the company conducted an auction for the company and on February 13, 2004, XO was selected as the winning bidder based on its offer of approximately $311 million in cash and approximately 45.38 million shares of XO common stock. On February 18, 2004, the company entered into an Asset Purchase Agreement with XO. On February 20, 2004, the Bankruptcy Court entered its Order (I) Approving the Sale Free and Clear of All Liens, Claims and Encumbrances to the Successful Bidder, (II) Authorizing the Assumption and Assignment of Certain Executory Contracts and Unexpired Leases, and (III) Granted Related Relief. Under the XO Asset Purchase Agreement, XO will purchase the stock of the operating subsidiaries of the company as well as substantially all of the other assets of our company, except our customer premises equipment sales and maintenance business, our dedicated dial-up access services business operated under an agreement with Level 3, the shared hosting business, and certain other assets. On April 14, 2004, we and XO closed the sale transaction into escrow with XO delivering the cash and stock consideration to an independent escrow agent.  Under the XO Asset Purchase Agreement, XO assumes the risk of loss of the assets it is acquiring and XO’s conditions to close this transaction are limited.  Closing is conditioned upon the satisfaction (or waiver) of the conditions to the “Effective Date” set forth in our plan of reorganization (e.g., the confirmation order becoming a final order).  The XO Asset Purchase Agreement provides that either party may terminate the XO Asset Purchase Agreement after closing into escrow but before final closing, if, among other things, the other party breaches the XO Asset Purchase Agreement. Final closing under the XO Asset Purchase Agreement is scheduled to occur as part of the confirmation and effectiveness of our plan of reorganization unless either party elects to proceed without a plan of reorganization.  If the company’s plan of reorganization is not confirmed by June 7, 2004 or made effective by June 30, 2004, XO may elect to purchase the assets of the company outside a plan of reorganization.  If this occurs it could have a material effect on the recovery by our stakeholders.

We believe that there is little likelihood that the sale transaction will not close. However, events may occur in our bankruptcy, in XO’s financial condition or otherwise that may interfere with or prevent a closing and therefore we can make no assurance that the sale to XO will ultimately close. Accordingly, at this time, it is not possible to predict when and whether final closing will occur under the XO Asset Purchase Agreement. In addition, there can be no assurance that we will be able to sell the assets subject to this transaction to Qwest or other interested parties if the XO transaction does not close. Finally, there can be no assurance that if our company is not sold that it will be able to successfully reorganize and emerge from bankruptcy as the company has terminated the employment of a significant number of employees who would be necessary if we were to emerge as a stand alone business. We cannot accurately predict the effect of the Chapter 11 reorganization process on our business or our stakeholders.  Our future results depend on the timely and successful confirmation and implementation of a plan of reorganization. No assurance can be given that we will be successful in reorganizing our affairs within the Chapter 11 proceedings.

XO is currently operating the acquired assets of our company pursuant to an operating agreement subject to Allegiance’s reasonable consent and in accordance with applicable law, existing service contracts, regulations, and tariffs. For the services provided by XO, we will pay XO the costs of operating the acquired assets (including reimbursing our costs associated with those acquired assets) plus thirty percent; provided, however, that XO shall be paid solely out of the revenues generated by the acquired assets and are collectible solely from the cash receipts relating to the acquired assets. In the event that the cash receipts do not cover the costs to operate the acquired assets, we have no obligation to reimburse XO for any costs in excess of the cash receipts; provided, however, that any shortfall may be recovered from any months where the cash receipts from the acquired assets are in excess of XO’s fees for operating the acquired assets. The operating agreement expires once all consents have been obtained to transfer the acquired assets to XO and the assets have been transferred to XO.

Under the XO Asset Purchase Agreement, XO will determine the contracts that it is assuming and those that we may reject on closing. Rejected contracts may create additional liabilities for our company and reduce the recovery by individual creditors in our Chapter 11 proceedings.

In order to reorganize and emerge from Chapter 11 successfully, we will need to propose, and obtain confirmation by the Bankruptcy Court, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. On April 22, 2004, we filed our Second Amended Disclosure Statement and Second Amended Joint Plan of Reorganization (“Plan”) in our Chapter 11 cases. On April 22, 2004, the Bankruptcy Court entered an order (a) approving Allegiance’s Second Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code; (b) approving (i) procedures for solicitation of votes to accept or reject the Plan and the tabulation of such votes on the Plan, and (ii) certain related materials in connection therewith; and (c) scheduling the date and time on which the Court will hold a hearing to consider confirmation of the Plan.  Ballots have been distributed to those classes entitled to vote on the Plan.  The Confirmation Hearing is scheduled for June 7, 2004 at 10:00 a.m. at the Bankruptcy Court, but may be continued from time to time without further notice; except that notice of any such adjournment(s) will be set forth on the website of our voting agent at www.bmccorp.net/allegiance.

The following summary of the Plan should be read in conjunction with the Plan filed with the Bankruptcy Court. In general, the proposed Plan is premised on a closing of the XO Asset Purchase Agreement. The Plan provides among other things for:

•                                          The creation of the Allegiance Telecom Liquidating Trust (“ATLT”) with three directors selected by the Creditors Committee and the appointment of a Plan Administrator who is retained as of the effective date of the Plan and selected by the Creditors Committee;

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

•                                          The reorganization of our company’s Shared Technologies subsidiary and the stock of such reorganized Shared Technologies being delivered to ATLT (which means that the shares of the reorganized Shared Technologies will not be immediately distributed to the applicable creditors and instead will be held by the trust);

•                                          The filing by all of the reorganized subsidiaries of new certificates of incorporation and by-laws;

•                                          The resignation of all existing directors and officers of our subsidiaries as of the effective date of the Plan, and the election of directors and officers of our subsidiaries (except for the reorganized Shared Technologies) selected by XO and the election of new directors of Shared Technologies by the Creditor’s Committee;

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

•                                          The unsecured creditors of Allegiance Telecom, Inc. and all of its subsidiaries shall be given an option to receive: (1) either a cash recovery or trust interests reflecting an ownership in the XO common stock delivered as part of the sale transaction, and (2) either a cash recovery or trust interests reflecting an ownership in the stock of the Shared Technologies business.  Those unsecured creditors that elect to receive cash in lieu of either or both of these trust interests will receive cash in an amount equal to 50% of the aggregate value of the applicable trust interests.   Additionally, all unsecured creditors of Allegiance Telecom, Inc. and all of its subsidiaries will receive trust interests reflecting an ownership in the other assets of the company that are not being acquired by XO. It is important to note that under the proposed Plan, those unsecured creditors that elect to receive trust interests reflecting an ownership in either the XO Common Stock or the Shared Technologies common stock will not immediately receive shares of XO common stock or shares of Shared Technologies. The trust administrator will determine whether to (1) liquidate the XO common stock and Shared Technologies common stock in an orderly manner and distribute proceeds to the holders of the applicable trust interests or (2) distribute shares of XO common stock or Shared Technologies common stock to the holders of the applicable trust interests on some future date. The timing and manner of distributing of the assets of the liquidating trust, including the XO common stock and the common stock of the reorganized Shared Technologies, have not been determined but it is possible that the liquidating trust will retain these assets for some time and perhaps sell the XO or Shared Technologies common stock in one or more transactions, distributing the proceeds under the terms of the Plan. The nature and transferability of the ownership interests our creditors will receive in such liquidating trust have also not yet been defined. In general, if the amount of claims of unsecured creditors making the cash election exceeds the amount of cash available, the unsecured creditors of Allegiance Telecom Company Worldwide will receive cash in full before the unsecured creditors of Allegiance Telecom, Inc. receive any cash, and, if there is insufficient cash to satisfy all of the unsecured creditors of Allegiance Telecom Company Worldwide making a cash election, such creditors making the election will receive a pro-rata share of the cash. If there is insufficient cash to pay all unsecured creditors of Allegiance Telecom, Inc. making a cash election after satisfying in full all unsecured creditors of Allegiance Telecom Company Worldwide making the cash election, the Allegiance Telecom, Inc. unsecured creditors making the cash election will receive a pro-rata share of the remaining cash. In general, cash elections in each class of creditors will be satisfied first to those electing cash in lieu of trust interests in the reorganized Shared Technologies Inc. and then to those electing cash in lieu of the trust interests in XO common stock; and

•                                          The common stock and equity holders of the company shall receive no distributions under the Plan (and all shares of Allegiance Telecom, Inc. common stock will be extinguished and cancelled).

As discussed, the Plan provides that the XO common stock and common stock of the reorganized Shared Technologies business will be deposited into the trust. The initial issuance and the resale of these trust interests raise certain securities law issues under the Bankruptcy Code and federal and state securities laws. The company has not obtained, and does not intend to obtain, a “no-action” letter from the Securities and Exchange Commission to the effect that the Securities and Exchange Commission will not take enforcement action if the trust interests are issued in accordance with the provisions of the Plan without registration under the Securities Act. The shares of XO common stock under the terms of the XO Asset Purchase Agreement are to be either exempt from registration under the Securities Act of 1933 or registered thereunder by XO. XO has taken the position that it is not required to provide such registration if the use of the liquidating trust makes an exemption from registration unavailable. We and our unsecured creditors disagree with this position. There can be no assurance that we will prevail in obtaining an exemption from registration or in obtaining registration by XO of the XO common stock.

The bond (i.e., our 11 3/4 % and 12 7/8% notes) indenture trustees allege that we may have granted certain liens and guaranties to the senior secured lenders under the Credit Agreement in violation of the affirmative negative pledge covenants contained in the bond indentures and, as a result, the holders of bond claims may be entitled to secured claims against all of our assets based on the guaranties and equal and ratable liens against all of the assets of our company. The senior secured creditors and we dispute these allegations. If the Bankruptcy Court determines that these allegations are legally valid then the holders of bond claims will be treated pari passu with the senior secured creditor claims. In such event, the holders of such claims would receive significant distributions on account of such claims and the holders of unsecured claims, based on the absolute priority rule, would receive no distribution. However, if the Bankruptcy Court determined that the allegations are not legally cognizable, then the bond claims would be structurally subordinated to the senior secured creditors claims and the unsecured claims of Allegiance Telecom Company Worldwide. In such event, the holders of the bond claims, based on the absolute priority rule, would be entitled to distributions only after all claims against Allegiance Telecom Company Worldwide and its subsidiaries were paid in full. The proposed Plan would settle and resolve all of these claims. See also the discussion under “Bankruptcy Related Risk Factors.”

In addition, in accordance with the terms of the Court’s Amended Final Order Authorizing Use of Cash Collateral by Consent, dated June 26, 2003 (as subsequently further amended), the Creditors Committee and its advisors conducted an investigation of the validity, amount, perfection, priority, and enforceability of the senior secured creditors’ liens, claims and security interests, and our company’s obligations arising under the Credit Agreement. As a result of this investigation, the Creditors Committee believes that (a) approximately $26 million, held in a separate bank account of our company is unencumbered (i.e., not subject to any liens or security interests of the senior secured creditors) and (b) we have claims that could equitably subordinate the senior secured creditor claims pursuant to section 510(c) of the Bankruptcy Code. We believe that such cash is unencumbered, but do not take a position with respect to the Creditors Committee’s submission that the senior secured creditors’ claims may be equitably subordinated. The senior secured creditors dispute the Creditors Committee’s allegations. The proposed Plan would settle and resolve all of these claims.

Certain holders of claims against and interests in the company are permitted to vote to accept or reject the Plan. The Plan provides that the holders of allowed unsecured claims against the company are permitted to vote on the Plan. The senior secured debt holders are deemed to have accepted the Plan since they will be receiving full value and are thus not entitled to vote under the Plan and the common stock and equity holders in the company are not entitled to vote under the Plan as they are deemed to have rejected the Plan since they will receive no distributions under the Plan. The Bankruptcy Code defines “acceptance” of a plan by a class of claims as acceptance by creditors in that class that hold at least two-thirds in dollar amount and more than one-half in number of the claims that actually timely cast ballots for acceptance or rejection of such plan. The holders of allowed unsecured claims against Allegiance Telecom Company Worldwide and its subsidiaries are in one class under the Plan and the holders of allowed unsecured claims against Allegiance Telecom, Inc. are in another class under the Plan. Thus, acceptance of the Plan will occur only if at least two-thirds in dollar amount and a majority in number of the holders of such claims of each of these two unsecured claim classes that actually timely cast their ballots vote in favor of acceptance of the Plan. A vote may be disregarded if the Bankruptcy Court determines, after notice and a hearing, that such acceptance or rejection was not solicited or procured in good faith or in accordance with the provisions of the Bankruptcy Code. If a class of claims entitled to vote on the Plan rejects the Plan, the company may, with the consent of the Creditors Committee, amend the Plan or request confirmation of the Plan pursuant to Section 1129(b) of the Bankruptcy Code or the “cramdown” provision or both. Section 1129(b) permits the confirmation of a plan notwithstanding the non-acceptance of a plan by one or more impaired classes if it does not “discriminate unfairly” and is “fair and equitable” with respect to each non-accepting class. In the event that a class of claims entitled to vote on the Plan votes to reject the Plan, the company’s determination whether to request confirmation of the Plan pursuant to section 1129(b) of the Bankruptcy Code will be announced prior to or at the confirmation hearing on the Plan.

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

•                                          The company shall have received all authorizations, consents, regulatory approvals, rulings or documents that are necessary to implement and effectuate the Plan and the XO Asset Purchase Agreement; and

•                                          If applicable, each of the conditions to Closing under the XO Asset Purchase Agreement shall have been satisfied or waived in accordance with the provisions thereof.

Unless an election is made to close the transactions in accordance with the XO Asset Purchase Agreement under Section 363 of the Bankruptcy Code, the Closing under the XO Asset Purchase Agreement is scheduled to occur prior to or simultaneously with the effectiveness of the Plan.

If the Plan is not confirmed and consummated, the company’s alternatives include (i) election under the XO Asset Purchase Agreement to close under Section 363, (ii) liquidation of the company under Chapter 7 of the Bankruptcy Code and (iii) the preparation and presentation of an alternative plan or plans of reorganization. If no Chapter 11 plan can be confirmed, the Chapter 11 cases may be converted to cases under Chapter 7 of the Bankruptcy Code in which a trustee would be elected or appointed to liquidate the assets of the company. The company believes that liquidation under Chapter 7 would result in, among other things, (i) smaller distributions being made to stakeholders than those provided for in the Plan because of additional administrative expenses attendant to the appointment of a trustee and the trustee’s employment of attorneys and other professionals, (ii) additional expenses and claims, some of which would be entitled to priority, which would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of the company’s operations and (iii) the failure to realize the greater, going concern value of the company’s assets.

If the proposed Plan is not confirmed, or, if the proposed Plan is not confirmed and exclusivity has expired, the company, or any other party in interest, could attempt to formulate a different plan of reorganization. Such a plan might involve either a reorganization or continuation of the company’s business or an orderly liquidation of the company’s assets. The company has concluded that the proposed Plan represents the best alternative to protect the interests of creditors, equity interest holders and other parties in interest.

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

For copies of court filings made in our Chapter 11 cases, please go to the Bankruptcy Court’s website, at www.nysb.uscourts.gov. Please note that a PACER password is required to access documents on the Bankruptcy Court’s website.  In addition, certain documents relating to our Chapter 11 cases are available at www.bmccorp.net.

RESULTS OF OPERATIONS

Revenues

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

During the first quarter of 2004 and 2003, we generated revenues of approximately $180.0 million and $204.6 million, respectively. Revenues have decreased $24.6 million or 12% compared to the three months ended March 31, 2003. Our revenue has been negatively impacted by, among other things:

•                                          the commencement of our Chapter 11 cases;

•                                          churn;

•                                          sales force turnover;

•                                          the going concern qualification contained in our 2003 and 2002 year-end independent accountants’ reports;

•                                          the general malaise in the telecommunications industry that has adversely affected the willingness of potential customers to purchase their telecommunications services from competitive carriers, such as us;

•                                          the poor economy which has caused our customers to decrease or delay their purchases from us;

•                                          decreases in carrier access and interconnection revenues primarily due to dispute settlements and FCC-mandated regulatory rate reductions which account for $10.7 million of the decrease in revenue from the first quarter of 2003 to the first quarter of 2004;

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

Local voice service revenues for the quarters ended March 31, 2004 and 2003 were $72.1 million and $85.2 million, respectively. The decrease in local voice service revenues during 2003 and 2004 is primarily a result of lower rates for carrier access and interconnection revenues as mandated by our negotiated agreements with carriers, the FCC and certain states. Local voice service revenues as a percent of total revenues has decreased from approximately 42% for the quarter ended March 31, 2003 to approximately 40% for the quarter ended March 31, 2004. Local voice service revenues consisted of:

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

We expect local voice service revenues to continue to decrease from period to period as a percent of total revenues, as a result of our increasing focus on integrated voice, data and customer premises equipment sales and maintenance services, the resolution of certain regulatory disputes and uncertainties and lower rates for carrier access and interconnection revenues as mandated by our negotiated agreements with carriers, the FCC and certain states. The company has entered into a limited number of agreements with other carriers regarding access rates that settled certain access charge disputes. We have already rejected one of these negotiated access agreements and have successfully negotiated another. XO, under the XO Asset Purchase Agreement, has the right to determine whether remaining agreements are rejected or assumed. XO has not completed the process of evaluating the remaining agreements to determine whether to reject or assume these agreements in our Chapter 11 cases. There can be no assurance that we will be able to reject those remaining access agreements; if we are able to reject such agreements, we believe the other carriers may be obligated to pay us for access at our higher tariffed rates for those calls originating and terminating on the assets being acquired by XO which could increase XO’s access revenues. See the discussion under “Risk Factors,” which contains a detailed discussion of the risks and uncertainties associated with our local voice revenues.

Long distance service revenues for the quarters ended March 31, 2004 and 2003 were $13.1 million and $11.5 million, respectively. Long distance service revenues as a percent of total revenues has increased from approximately 6% for the quarter ended March 31, 2003 to approximately 7% for the quarter ended March 31, 2004. We have negotiated new long distance agreements with our long-distance providers that should reduce our costs to provide long distance services to our customers and allow us to be more competitive in the pricing of our long distance services.

Data revenues, including revenues generated from Internet access, web hosting and high-speed data services, for the quarters ended March 31, 2004 and 2003 were $66.9 million and $72.7 million, respectively. Data revenues as a percent of total revenues has increased from approximately 35% for the quarter ended March 31, 2003 to approximately 37% for the quarter ended March 31, 2004. We believe that the continuing evolution of communications networks will promote the integration of voice and data services over the same facilities, thereby further increasing the availability of cost-effective data offerings, but we caution that our historic level of data revenue is not indicative of future levels because, as discussed below, our long-term integrated network services contract with Level 3 Communications has been terminated pursuant to a settlement agreement with Level 3 as described below.

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

Similarly, the demand for services we offer to network service providers who provide dial-up Internet access services is also experiencing the effects of over capacity and decreased demand. The resulting financial hardship has lessened the number of these types of network service providers. During 2000, we signed a long-term contract to provide an integrated network solution and certain services to Genuity Solutions Inc., a network services provider and operator of a nationwide Internet network. Our contract was established specifically to support Genuity’s customer contracts, including that with America Online, and expires on December 31, 2006. Under this contract, Genuity committed to pay us an aggregate of $563.0 million over the term of the contract, subject to our performance under and the other terms and conditions of the contract. Genuity assigned this contract to a subsidiary of Level 3 on February 4, 2003.  For the quarters ended March 31, 2004 and 2003, revenues from this contract were $27.7 million and $30.0 million, respectively. The revenues from this contract accounted for 15% of our total revenues for the quarters ended March 31, 2004 and 2003, and 41% and 41% of our data revenues for the same periods. In addition, a significant portion of the reciprocal compensation earned by us from other carriers is as a result of the other carriers terminating Level 3 traffic on our networks. Reciprocal compensation revenues for the quarters ended March 31, 2004 and 2003 were $0.8 million and $8.5 million, respectively.   As discussed below, we have terminated this long-term contract with Level 3 and we and XO will no longer receive any revenue thereunder or the reciprocal compensation revenue derived therefrom.

We and Level 3 had a number of disputes regarding this contract.  On February 27, 2004, Level 3 and Allegiance agreed to settle their disputes regarding the agreement subject to, among other things, Bankruptcy Court approval. In summary, under the settlement agreement, among other things, Level 3 shall reimburse us for amounts paid to KMC Telecom XI since February 1, 2004 and upon consummation, an additional amount intended to reimburse the company for expenses of operating the dial-up access business for Level 3 since February 1, 2004, Level 3’s obligation to pay the February 2004 payment shall be suspended, and we shall immediately begin paying to Level 3 an amount equal to all reciprocal compensation related to traffic under the agreement, all subject to Bankruptcy Court approval. Upon Bankruptcy Court approval, the occurrence of the escrow closing under the XO Purchase Agreement, and the consummation of the settlement agreement, among other things:

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

In addition, we are obligated to continue to provide certain termination assistance services commencing on Level 3 paying us $54 million and ending six months following closing of the XO Asset Purchase Agreement and we will be paid an amount designed to cover our expenses to provide the transition services. On April 6, 2004, the Bankruptcy Court entered an amended order approving the settlement agreement.  On April 19, 2004, we and Level 3 closed the initial transactions contemplated by the Settlement Agreement including the payment of $54 million by Level 3 to us.  As such, neither we nor XO will have the benefit of this line of business in the future and this will materially reduce our data revenues and reciprocal compensation revenues.

In June 2002, we acquired substantially all of the assets and assumed certain liabilities of the customer premises equipment sales and maintenance business, also known as Shared Technologies Fairchild, from WorldCom. Customer premises equipment sales and maintenance revenues for the quarters ended March 31, 2004 and 2003 were $27.9 million and $35.2 million, respectively. Customer premises equipment sales and maintenance revenues as a percent of total revenues were approximately 15% and 17% for the quarters ended March 31, 2004 and 2003, respectively. As a result of our bankruptcy, until we received Bankruptcy Court authority to procure limited bid and performance bonds on October 8, 2003, we had not been able to obtain certain bid and performance bonds or provide other types of financial security as required by many of our customers. As a result, we have lost current customers to our competitors and have a reduced ability to gain new customers. Moreover, some customers will not purchase services from companies in bankruptcy, so certain opportunities are not available to us. The loss of current and potential customers has impacted our revenues and will continue to impact our revenues as long as these conditions exist.   XO will not be acquiring the Shared Technologies business.

Network Expenses

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

For the quarters ended March 31, 2004 and 2003, network expenses were $77.1 million and $111.5 million, respectively; network expenses related to the Shared Technologies business, acquired in June 2002, included in the quarters ended March 31, 2004 and 2003 were $15.5 million and $20.2 million, respectively. Network expenses as a percentage of total revenues decreased from 54% for the quarter ended March 31, 2003 to 43% for the quarter ended March 31, 2004.  Network expenses for the quarter ended March 31, 2004 was positively affected by the sale of our long-term contract with Level 3 to them effective February 1, 2004 because in that sale we assigned our subcontract with KMC Telecom XI under which we were incurring approximately $3.0 million in network expense per month.  Network expense reduction is also the result of our ongoing elimination of excess cost through our restructuring.   While there can be no assurance that we will be successful in creating or continuing the existing operating efficiencies, we expect to control costs and that network expenses as a percentage of total revenues will reduce over time. With respect to the implementation of this review and rationalization, we have converted a limited number of facilities-based customers to UNE-P, deployed alternate unbundled network element applications, or, in some instances, eliminated colocations. In addition, prior to entering into the XO Asset Purchase Agreement we were analyzing our contracts and leases to determine those executory contracts and unexpired leases relating to our network that may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. Since we have entered into the XO Asset Purchase Agreement, we are now working with XO to determine what contracts XO will ask us to assume and those that are not assumed by XO may be rejected by us.

Gross margin has increased from 46% for the quarter ended March 31, 2003 to 57% for the quarter ended March 31, 2004. Gross margin is calculated as revenues less network expenses, divided by revenues.

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

The costs to lease local loop lines, high-capacity digital T-1 loop lines, and high-capacity digital interoffice facilities from the incumbent local exchange carriers vary by carrier and by state and are regulated under the Telecommunications Act of 1996. In virtually all areas, we lease local loop lines and high-capacity digital T-1 loop lines from the incumbent local exchange carriers to connect our customers’ premises to our transmission equipment colocated in the central offices of the incumbent carriers. In the areas of low density and traffic in the metropolitan areas that we serve, we also depend on the incumbent local exchange carriers to provide us high-capacity digital interoffice facilities to connect our switch to our transmission equipment colocated in the incumbents’ central offices. In the areas of high density and traffic in our markets, in addition to the incumbent carriers, there are other carriers from whom we lease high-capacity digital interoffice facilities; we can generally lease those interoffice facilities at lower or comparable prices and with higher network reliability than those interoffice facilities provided by the incumbent local exchange carriers. We have increasingly focused on obtaining these high-capacity digital interoffice facilities on dedicated fiber. Even in areas of high density and traffic in our markets, however, the incumbent local exchange carriers are sometimes the only available source of high-capacity digital interoffice facilities. These cost and availabilities may be impacted by actions taken by federal and state regulatory agencies in reviewing the costs to provide these facilities, see discussion under “Risk Factors Relating to Regulations.”

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

The cost of securing long distance service capacity is a variable cost that increases in direct relationship to increases in our customer base and increases in long distance calling volumes. We have entered into new long distance agreements and as a result, our variable cost per minute for long distance services has decreased.

We install voice and data aggregation and switching equipment in space owned or leased by other parties, including locating our equipment in central offices of local incumbent exchange carriers’ networks. We incur rent and utility charges in leasing this space. We expect these costs to generally remain constant in the near future as we do not plan to expand to additional colocation sites. XO and we are in the process of evaluating our colocation space needs as part of our bankruptcy and we may reduce the number of colocations that we are currently occupying which could reduce our colocation expenses.

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

Selling, General and Administrative Expenses

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Selling, general and administrative expenses were $78.2 million and $116.6 million for the quarters ended March 31, 2004 and 2003, respectively. Selling, general and administrative expenses related to our Shared Technologies business, acquired in June 2002, included in the quarters ended March 31, 2004 and 2003 were $9.9 million and $12.8 million, respectively. Selling, general and administrative expenses as a percentage of total revenues decreased from 57% for the quarter ended March 31, 2003 to 43% for the quarter ended March 31, 2004.

Selling, general and administrative expenses have decreased due to our cost containment efforts (including a decrease in our headcount), increased collection efforts, which have resulted in a decrease in bad debt expense, and the rejection of certain executory contracts pursuant to Section 363 of the Bankruptcy Code.

Selling, general and administrative expenses include salaries, benefits and related personnel costs, administration and facilities costs, sales and marketing costs, customer care and billing costs, investor and media relations, insurance, professional fees and bad debt expense. As a result of our transition from rapid revenue growth to a plan geared towards reducing cash used in operations and achieving positive cash flow, we reduced headcount, including the number of sales teams starting in the second half of 2002 and continuing through 2003. Our total headcount decreased from 3,622 at March 31, 2003 to 2,837 at March 31, 2004. As of March 31, 2004, the sales force, including sales managers and sales administrators, had decreased to 817 from 1,027 as of March 31, 2003. Prior to entering into the XO Asset Purchase Agreement, we were analyzing our contracts and leases to determine those executory contracts and unexpired leases relating to our selling, general and administrative expenses that may be burdensome to us and should be rejected pursuant to Section 365 of the Bankruptcy Code. Since we have entered into the XO Asset Purchase Agreement, we are now working with XO to determine which executory contracts and leases XO will ask us to assume and those that are not assumed may be rejected by us.

We have an invoice processing agreement (the “Billing Agreement”) with Daleen Solutions, Inc. (“Daleen”). Daleen is one of our primary invoice processing vendors for billing our customers. On October 30, 2003, Daleen notified Allegiance that it was electing to not renew the Billing Agreement. On October 31, 2003, Daleen filed a Motion For Relief From the Automatic Stay Under Section 362 of the Bankruptcy Code (“Motion”) seeking relief from the automatic stay so that it could send Allegiance notice of its intent to elect to not renew the Billing Agreement. On November 19, 2003, the Bankruptcy Court denied Daleen’s Motion. As a result, the Billing Agreement renewed on December 31, 2003 for an additional one year term on the same terms and conditions as the existing Billing Agreement. We are in the process of migrating our customers off of the Daleen Billing Agreement. If we are unable to continue billing our customers during this migration period, it may have a material adverse effect on our company and our business, as further discussed in “Risk Factors Relating to Operations.”

Depreciation

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

During the quarters ended March 31, 2004 and 2003, depreciation expense was $54.7 million and $63.5 million, respectively. Depreciation expense for the quarter ended March 31, 2004, decreased comparable to depreciation expense for the quarter ended March 31, 2003, as we had completed the deployment of our networks and initiation of services in new markets prior to 2002 and did not incur significant additional capital expenditures during 2003.

Amortization of Purchased Intangibles

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

In connection with the acquisitions completed since inception, we assigned an aggregate of $63.0 million of the purchase price to customer lists. These intangible assets are being amortized over their estimated useful lives of one to three years. For the quarters ended March 31, 2004 and 2003, we recorded $1.4 million and $3.1 million of amortization of customer lists, respectively.

Deferred Compensation Expenses

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

For the quarters ended March 31, 2004 and 2003, we recognized $0.5 and $1.0 million, respectively, of amortization of deferred compensation expense. Such deferred compensation was recorded in connection with grants of stock options and restricted common shares to certain employees under our 1997 stock option plan and 1998 stock incentive plan.

Interest Expense and Interest Income

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Interest income for quarters ended March 31, 2004 and 2003 was $0.6 million and $1.0 million, respectively. Interest income results from short-term investments, cash and cash equivalents. Interest income during the three months ended March 31, 2003 is greater than for the three months ended March 31, 2004 because we had additional cash invested in interest-bearing instruments and because of higher average interest rates.

For the quarters ended March 31, 2004 and 2003, interest expense was $9.0 million and $30.1 million, respectively. Prior to the Commencement Date of our Chapter 11 cases, interest expense included the accretion of the 11 3/4 % notes and related amortization of the original issue discount, the amortization of the original issue discount on the 12 7/8 % notes, and the interest charges and amortization of deferred debt issuance costs related to our $500 million senior secured credit facilities. As of the Commencement Date of our Chapter 11 cases, we stopped recording interest expense on the 11 3/4 % notes and the 12 7/8 % notes in accordance with Statement of Position 90-7. Additionally, the deferred debt issuance costs related to this debt are no longer being amortized to interest expense. Under a Bankruptcy Court order, we are required to continue incurring and paying interest at the applicable non-default rate of interest under our senior secured credit facilities and we have continued to amortize the deferred debt issuance costs related to the senior secured credit facilities to interest expense.

Operating Losses

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Our loss from operations for the quarters ended March 31, 2004 and 2003 was $32.0 million and $91.0 million, respectively.

Reorganization Items

Three Months Ended March 31, 2004 compared with Three Months Ended March 31, 2003

Reorganization items consist of costs associated with our bankruptcy proceedings that are not directly attributable to the ongoing operations of our business. During the quarter ended March 31, 2004, we incurred $6.1 million in professional fees and recognized a loss of $13.3 million related to other restructuring activities. We expect to continue to incur significant costs associated with our reorganization.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had approximately $249.5 million of unrestricted cash and short-term investments, compared with $284.2 million of unrestricted cash and short-term investments as of December 31, 2003. We do not have any off-balance sheet financing arrangements, special purpose entities or asset securitizations. On March 31, 2004, we received final Bankruptcy Court approval for the continued use of our cash collateral under a Second Stipulation and Consent Order Extending the Expiration Date of the Second Amended Final Order Authorizing Use of Cash Collateral by Consent (the “Second Amended Cash Collateral Order”). The Second Amended Cash Collateral Order among other things: (1) restricts our use of cash, (2) requires us to prepare and follow a budget and maintain a minimum weekly cash balance, and (3) requires us to provide certain financial, operational and other information to our senior lenders. Under this Second Amended Cash Collateral Order, we are also required to continue incurring and paying interest under our senior secured credit agreement (at the applicable non-default rate of interest).

As of March 31, 2004, we had $1,335.2 million of outstanding liabilities subject to compromise, including $1,120.6 million of indebtedness (including debt under our senior secured credit agreement and two series of bonds). We are party to a senior secured credit agreement and two indentures. As of March 31, 2004, approximately $477.8 million of our indebtedness was borrowed under our senior secured credit agreement, as described in more detail below. As of that same date, approximately $642.8 million of our indebtedness was borrowed under our two indentures.

Our existing cash and short-term investment balances relating to operations are expected to decline during 2004.  Our accounts receivable increased by approximately $13.0 million during the quarter ended March 31, 2004.  This use of cash is due primarily to the increase in the receivable related to the Level 3 agreement.  We also saw a decrease in our accrued liabilities and other current liabilities during the first quarter of 2004 of approximately $18.2 million.  This use of cash was caused by a decrease in deferred revenue primarily due to the Level 3 agreement and due to payment of other items such as taxes and bonuses.

Decreased demand for our services or high customer churn, as noted above, could adversely impact our liquidity. Customer demand for our services depends in part on our ability to efficiently and timely switch customers from their prior carrier to our service, respond to customer service and billing issues and provide quality service. Please see the discussion below under the caption “Senior Secured Credit Agreement” below and under the caption “Risk Factors.”

The future success of our business being sold to XO depends, among other things, on customer demand and line churn, i.e. the rate at which customers discontinue their lines. Customers leave our service for a variety of reasons, including but not limited to, the customer: (a) leaving our service area, (b) going out of business or downsizing its business, (c) being unhappy with our service, (d) general market conditions, (e) leaving for better pricing, (f) needing a different telecom solution that we do not provide, (g) disruptions in service relating to our network optimization activities and (h) concern regarding our bankruptcy and financial condition. In the quarter ended March 31, 2004, the average retail line churn was approximately 2.9% and including wholesale, our average line churn was approximately 1.8%. Line churn is the number of voice grade equivalent lines (for example, a fully-utilized data T-1 counts as 24 lines) that are disconnected each month divided by the total number of voice grade equivalent lines that we have in service at the beginning of that month. The above churn metrics do not include churn related to businesses such as Shared Technologies, Allegiance Business Internet access services, or web hosting. We are in the process of decommissioning 22 of our colocations and provisioning existing customers served by those colocations by alternative methods where practicable. This may impact customer service and increase customer churn. We can provide no assurances that we or XO will be able to effectively manage or reduce our line churn. If we or they are unable to do so, this will materially affect our business, revenues and liquidity.

Decreased customer demand may also stem from uncertainty of our bankruptcy filing, the sale to XO, the industry in which we compete and the general economy. Many of our competitors have also declared bankruptcy, de-listed from the public securities markets and/or identified financing problems. Some of our potential customers as well as current customers have expressed concerns about our financial stability in light of our bankruptcy filing, the general economy and the telecommunications industry in general. We believe customer perception will continue to have an impact on our ability to attract and retain customers. Specifically, our financial condition has limited our ability to secure bid and performance bonds that are required by some customers of our customer premises equipment sales and maintenance business. Moreover, our customers may not purchase additional services and may cancel existing services as a result of our bankruptcy filing, our specific financial condition, including the independent auditors’ reports for 2003 and 2002 that cite conditions which raise substantial doubt about our ability to continue as a going concern, and general economic conditions.

For the quarters ended March 31, 2004 and 2003, we made capital expenditures of $2.6 million and $9.2 million, respectively. As of March 31, 2004, we had transmission equipment colocated in 838 central offices. Pursuant to our current business plan, we expect to spend approximately $32 million for capital expenditures during 2004.   This expectation, however, is based on our plan to focus sales in geographic locations where we have excess capacity.  If XO does not follow this strategy, capital expenditures for the business in 2004 could be materially different.

We have purchased dedicated fiber rings in 24 of our markets. As of March 31, 2004, we had dedicated fiber rings in operation in 24 markets including Austin, Baltimore, Boston, Chicago, Dallas, Denver, Detroit, Ft. Worth, Houston, Long Island, Los Angeles, New York City, Northern New Jersey, Philadelphia, Phoenix, Pittsburgh, Portland, San Antonio, San Diego, San Francisco, St. Louis, Seattle, Washington, D.C., and White Plains, New York. We have also acquired long-haul point-to-point fiber connectivity between several markets in the northeast corridor. Our cost of fiber includes both the amounts we pay to the fiber provider as well as the cost of the electronic equipment that we purchase and install to make the fiber operational. As of March 31, 2004, our total costs have been $198.6 million, and we are committed to spend an additional $139.3 million for this fiber, which will be incurred over the life of these existing fiber supply arrangements ending in 2023. Since we entered into the XO Asset Purchase Agreement, we are now working with XO to determine which fiber contracts XO will ask us to assume and those that are not assumed may be rejected by us.  Since these fiber contracts represent multi-year commitments, rejections may materially increase the amount of pre-petition claims against our company.

Contractual Obligations

The following summarizes some of our future financial commitments at March 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Payments due by Period
Contractual Obligations(1)	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
	(dollars in millions)

Long-term debt(2):
Principal payments	$1,128	$1,128	$—	$—	$—
Interest payments	20	20	—	—	—
Capital lease obligations, including interest(3)	148	12	23	18	95
Operating leases	101	22	41	28	10
Other material long-term obligations(3)	17	15	2	—	—
Total contractual cash obligations	$1,414	$1,197	$66	$46	$105

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

Revenue Recognition.  We recognize revenues as we provide services to our customers. Our revenue recognition policies are designed to comply with all applicable accounting principles generally accepted in the United States of America, including SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which provides additional guidance on revenue recognition as well as criteria for when revenue is realized and earned and related costs are incurred. The application of SAB 104 requires management’s judgment on the amount and timing of revenue recognition. Should changes in conditions cause management to determine the revenue recognition criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

We considered the bankruptcy filing on May 14, 2003 and the pending sale of the business as of December 31, 2003 triggering events that required that our long-lived assets be evaluated for impairment. Based on the expected sale of the majority of the company’s assets to XO Communications approved by the Bankruptcy Court on February 20, 2004, we determined that the proceeds generated from the sale are sufficient to recover the current carrying value of the company’s long-lived assets. Although we believe our estimates and assumptions used in this calculation are reasonable, actual results could vary significantly from these estimates. Should changes in conditions or facts cause us to revise our estimates, we could be required to record impairment charges in future periods, which may have a significant impact on our results of operations.

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

In November 2002, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of this statement did not have a material effect on our financial position or results of operations.

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

In May 2003, the EITF reached a consensus on Issue 01-8, Determining Whether an Arrangement Contains a Lease. Under the provisions of EITF 01-8, arrangements conveying the right to control the use of specific property, plant or equipment must be evaluated to determine whether they contain a lease. We enter into contracts for the long-term supply and sale of IT services and systems that, depending on the facts and circumstances, could be subject to EITF 01-8. The new rules are being applied prospectively to such contracts entered into or modified after July 1, 2003. Accordingly, the impact of EITF 01-8 on our future results of operations and financial position will depend on the terms contained in contracts signed after such date. The impact of EITF 01-8 on our results of operations and financial position was not material.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (“Revised Interpretations”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations.

However, the Revised Interpretations must be applied no later than our first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities (SPEs”) created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation’s provision no later than our fourth quarter of 2003. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation’s provisions no later than our first quarter of 2004. The adoption of FIN 46 did not have a material effect on our financial position or results of operations.

CERTAIN RELATED PARTY TRANSACTIONS

On April 4, 2001, Anthony J. Parella, President of our Shared Technologies business, borrowed $3.0 million from us. Mr. Parella issued a promissory note payable to us, which note was payable on April 4, 2004. In September 2001, Mr. Parella borrowed an additional $1.2 million from us. Mr. Parella issued a full recourse promissory note (the “Full Recourse Note”) payable to us for a total amount of $4.2 million plus previously accrued interest of $81,564 on the April 4, 2001 note. This note accrues interest at 2.73% per annum, which was the November 2001 applicable federal rate, and interest is payable when this note is due. The Full Recourse Note was payable on April 4, 2004 and, as discussed below, we have entered into a forbearance agreement with Mr. Parella under which we have agreed not to exercise our remedies under the Full Recourse Note at this time. Under the Full Recourse Note, we have the right to enforce the repayment obligation of Mr. Parella by looking to his personal assets. The Full Recourse Note is also secured by a pledge of Mr. Parella’s Allegiance stock options, as well as 350,000 shares of Allegiance common stock, none of which has any value under our proposed Plan of Reorganization. The $4.2 million was used by Mr. Parella to repay certain debt that he incurred in connection with the purchase of land. That debt was secured by Mr. Parella’s Allegiance stock and he would have been forced to sell such stock to satisfy the debt if he did not obtain another means of repaying the debt. We determined that making the loan to Mr. Parella at that time was in the best interests of our stockholders because it allowed him to avoid a forced sale of his shares and instead be able to take the time necessary to sell his land.

The loan to Mr. Parella is reflected in “other current assets” in our financial statements. A reserve for the full amount of the value of the loan was established in the fourth quarter of 2003 due to the uncertainty of the collectibility of this loan primarily as a result of uncertainty regarding the value of Mr. Parella’s personal assets and the existence of claims asserted by Mr. Parella against us as set forth in a proof of claim filed with the Bankruptcy Court in November 2003. We, Mr. Parella and the Creditors Committee are in the process of working out a resolution of Mr. Parella’s obligations under the Full Recourse Note and his related claims against us and, as of April 2, 2004, with the advice and consent of the Creditors Committee we agreed to forebear from exercising any remedies under the Full Recourse Note while this process is ongoing and Mr. Parella has foregone all rights under his Key Employee Retention Plan pending resolution of the disputes relating to the Full Recourse Note.

During the quarter ended March 31, 2004, Swidler Berlin Shereff Friedman, LLP performed legal services for us. Andrew Lipman, a member of our board of directors, is a senior partner at this law firm. We recorded approximately $0.3 million in legal fees by this firm in the quarter ended March 31, 2004.  We intend to continue using this law firm in the future for advice on legal matters.

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

In addition to those risks, our ability to achieve future results relating to the operation of businesses not being sold to XO Communications, Inc., including our Shared Technologies customer premises equipment sales and maintenance business and our shared hosting business, are many and include, but are not limited to, the risks discussed in this report as well as our ability to do the following in a timely manner, at reasonable costs and on satisfactory terms and conditions:

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

RISK FACTORS

Our businesses are subject to a number of risks including: (i) bankruptcy related risk factors; (ii) risk factors associated with the sale to XO Communications, Inc. not closing; (iii) risk factors relating to XO Communications, Inc.; (iv) risk factors relating to operations; (v) risk factors related to regulation; (vi) risk factors related to the acquisition of substantially all of the company’s assets by XO; (vii) risk factors related to XO’s common stock; and (viii) general business, financial and other risk factors associated with our Shared Technologies business. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of our company.

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

The proposed Plan of Reorganization we have filed may not be acceptable to our creditors and other stakeholders and/or may not be confirmed by the Bankruptcy Court. On March 18, 2004, we filed our initial plan of reorganization and disclosure statement with the Bankruptcy Court.  Certain creditors filed objections.  For example, on April 13, 2004, subsidiaries of Verizon Communications Inc. filed an objection to our motion for an order approving our disclosure statement and for authority to begin soliciting acceptances of our proposed plan of reorganization.  As discussed above, on April 22, 2004, the Bankruptcy Court entered an order (a) approving Allegiance’s Second Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code; (b) approving (i) procedures for solicitation of votes to accept or reject the Plan and the tabulation of such votes on the Plan, and (ii) certain related materials in connection therewith; and (c) scheduling the date and time on which the Court will hold a hearing to consider confirmation of the Plan.  Ballots have been distributed to those classes entitled to vote on the Plan.  Although we believe that the proposed Plan will satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion and that the creditors will vote to approve it.  Verizon has recently filed a “Trade Creditors’ First Set of Interrogatories and Requests for Production of Documents to the Official Committee of Unsecured Creditors.”  Verizon is seeking information on, among other things, (1) certain claims of our bondholders that they are entitled to equal and ratable liens against all of our assets and (2) the proposed compromise and settlement with the bond indenture trustee relating to these claims and other claims described in the Plan.  There can be no assurance that modifications to the Plan will not be required for confirmation or that such modifications would not necessitate the resolicitation of votes. In the event any impaired class of claims does not accept our proposed Plan, the Bankruptcy Court may nevertheless confirm the Plan at our request if at least one impaired class has accepted the Plan (such acceptance being determined without including the vote of any “insider” in such class), and, as to each impaired class that has not accepted our Plan, if the Bankruptcy Court determines that the Plan “does not discriminate unfairly” and is “fair and equitable” with respect to the dissenting Impaired classes. We believe that our proposed Plan of Reorganization satisfies these requirements. However, if our proposed Plan is not confirmed and/or an alternative reorganization cannot be agreed upon, it is possible that the company or XO may elect to have the sale of assets proceed under Section 363 of Chapter 11 of the Bankruptcy Code. If the proposed Plan of Reorganization we have filed with the Bankruptcy Court is not ultimately approved and we do not elect to undertake an alternative reorganization, the amount of consideration available to our creditors may be substantially reduced and we do not in any event expect any consideration to be available to our equity and common stock holders.

The proposed Plan of Reorganization substantially reduces the value of our bonds. We operate our business through subsidiaries and have no material assets at our holding company, Allegiance Telecom, Inc., other than the common stock of our main operating company, Allegiance Telecom Company Worldwide. Our holding company is the issuer of our common stock and our high-yield bonds. These securities are not guaranteed by any of our operating subsidiaries and therefore have no claims against the assets of those operating subsidiaries. As such, all of the assets of those operating subsidiaries are subject to the claims of our senior secured creditors and our unsecured creditors at our subsidiary operating companies. Moreover, the only material asset of our holding company, the common stock of our main operating company, Allegiance Telecom Company Worldwide, is pledged as collateral to our senior secured creditors. The rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities (i.e., our senior secured debt) of a debtor need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.

Under our proposed Plan, the administrative claimants and priority claims holders with claims against the company and any of its subsidiaries along with the senior secured debt holders will receive cash equal to the entire amount of their allowed claim.  The unsecured creditors of Allegiance Telecom, Inc. and all of its subsidiaries shall be given an option to receive: (1) either a cash recovery or trust interests reflecting an ownership in the XO common stock delivered as part of the sale transaction, and (2) either a cash recovery or trust interests reflecting an ownership in the stock of the Shared Technologies business.  Those unsecured creditors that elect to receive cash in lieu of either or both of these trust interests will receive cash in an amount equal to 50% of the aggregate value of the applicable trust interests.   Additionally, all unsecured creditors of Allegiance Telecom, Inc. and all of its subsidiaries will receive trust interests reflecting an ownership in the other assets of the company that are not being acquired by XO. It is important to note that under the proposed Plan, those unsecured creditors that elect to receive trust interests reflecting an ownership in either the XO Common Stock or the Shared Technologies common stock will not immediately receive shares of XO common stock or shares of Shared Technologies. The timing and manner of distributing of the assets of the liquidating trust, including the XO common stock and the common stock of the reorganized Shared Technologies, have not been determined but it is possible that the liquidating trust will retain these assets for some time and perhaps sell the XO or Shared Technologies common stock in one or more transactions and distribute the proceeds under the terms of the Plan. The nature and transferability of the ownership interests our creditors will receive in such liquidating trust have also not yet been defined. If the amount of claims of unsecured creditors making the cash election exceeds the amount of cash available, the unsecured creditors of Allegiance Telecom Company Worldwide will receive cash in full before the unsecured creditors of Allegiance Telecom, Inc. receive any cash, and, if there is insufficient cash to satisfy all of the unsecured creditors of Allegiance Telecom Company Worldwide making a cash election, such creditors making the election will receive a pro-rata share of the cash. If there is insufficient cash to pay all unsecured creditors of Allegiance Telecom, Inc. making a cash election after satisfying in full all unsecured creditors of Allegiance Telecom Company Worldwide making the cash election, the Allegiance Telecom, Inc. unsecured creditors making the cash election will receive a pro-rata share of the remaining cash. In general, cash elections in each class of creditors will be satisfied first to those electing cash in lieu of trust interests in the reorganized Shared Technologies and then to those electing cash in lieu of the trust interests in XO common stock.

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

The outcome of certain disputes with XO under the XO Asset Purchase Agreement could result in a decrease in amounts distributed to our creditors.  XO and we are currently in dispute on a number of provisions contained in the XO Asset Purchase Agreement.  We disagree on, among other things, (1) the extent of liabilities to be assumed by XO and (2) XO’s obligations to pay certain amounts of severance.  We currently estimate the amount in dispute to be at least $20 million.  The outcome of these disputes could result in a decrease in amounts distributed to our creditors.

The success of the liquidating trust and the ultimate distribution of the proceeds of the sale of our assets and the stock of a reorganized Shared Technologies depend on key personnel that the trust may not be able to retain. The success of the liquidating trust, the wind-down of our company and the distributions, if any, under our proposed Plan of Reorganization depends on a large part on our ability to retain key existing Allegiance employees to the liquidating trust. There can be no assurance that we will be able to retain the services of the existing key Allegiance employees to the liquidity trust or replace their services if they leave. The loss of the services of one or more key individuals to the liquidity trust could materially and adversely affect the timeliness and ultimate distributions, if any, under our proposed Plan of Reorganization.

Risks Factors Associated With the Sale to XO Communications, Inc. Not Closing

If the sale to XO Communications does not close, we may not be able to continue to operate. On February 18, 2004, the company entered into an Asset Purchase Agreement with XO, and the Bankruptcy Court approved the XO Asset Purchase Agreement on February 20, 2004. Under the XO Asset Purchase Agreement, XO will purchase the stock of the operating subsidiaries of the company as well as substantially all of the other assets of our company, except our Shared Technologies customer premises equipment sales and maintenance business, our shared hosting business, our dedicated dial-up access services business operated under an agreement with Level 3, and certain other assets. The transaction is structured so that once certain governmental approvals are received, XO is obligated to place into escrow the consideration for the purchase and XO will be able to operate the assets it is acquiring under an operating agreement subject to Allegiance’s consent and in accordance with applicable law, regulations, and tariffs. These governmental approvals were obtained by April 5, 2004. XO has placed into escrow the consideration for the purchase of our company and began operating the acquired assets of our company pursuant to the operating agreement. As a result, XO has now assumed the risk of loss of the assets it is acquiring and XO’s conditions to close the sale are limited. Closing is conditioned upon the satisfaction (or waiver) of the conditions to the “Effective Date” set forth in our plan of reorganization (e.g., the confirmation order becoming a final order). The XO Asset Purchase Agreement provides that either party may terminate the XO Asset Purchase Agreement after closing into escrow but before final closing, if, among other things, the other party breaches the XO Asset Purchase Agreement. Final closing will occur under the XO Asset Purchase Agreement when our plan of reorganization is confirmed and becomes effective, unless either party elects to proceed without a plan of reorganization. On April 22, 2004, we filed our Second Amended Disclosure Statement and Second Amended Joint Plan of Reorganization with the Bankruptcy Court. We believe that there is little likelihood that the sale transaction will not close. However, events may occur in our bankruptcy, in XO’s financial condition or otherwise that may interfere with or prevent a closing and therefore there is a risk that the sale to XO will not close and we can make no assurance that the sale to XO will ultimately close.

We have incurred operating and net losses every year since we began operations. We have invested significant amounts of capital and other expenditures in developing our business and deploying our networks, systems and services and we will continue to invest capital for the operation of our business. We will continue to have significant operating and net losses in our business until we establish a sufficient revenue-generating customer base to cover our costs. For the quarter ended March 31, 2004, we had an operating loss of $32.0 million and net losses including reorganization items of $59.9 million.

We have experienced significant churn in our sales force over the year and we may not be able to replace departing sales persons if the XO sale does not close. We rely significantly on our retail sales force for revenue growth and churn reduction. We have experienced significant churn in our sales force as a result of the bankruptcy process and the announced sale to Qwest and then XO.  In addition, as part of the operating agreement, we have lost a significant number of sales and other employees since closing in the escrow.  If the XO sale does not close and we are unable to attract and retain satisfactory sales and other personnel, we may not be able to continue to maintain current revenue amounts and that could have a material adverse effect on the business.

Our largest customer in 2003 was Level 3, who is the assignee of Genuity Solutions Inc.’s interest in the Genuity/Allegiance Integrated Network Solution Purchase Agreement. Revenues from this contract were $27.7 million and $30.0 million for the quarters ended March 31, 2004 and 2003, respectively. This represented 15% of our total revenues for those quarters, and 41% and 41% of our data revenues for the quarters ended March 31, 2004 and 2003, respectively. In addition, a majority of the reciprocal compensation earned by us from other carriers is a result of the other carriers terminating the Level 3 traffic on our networks. Reciprocal compensation revenues for the quarters ended March 31, 2004 and 2003 were $0.8 million and $8.5 million, respectively. The company and Level 3 have entered into a Settlement Agreement under which Level 3 will cease to be our largest customer and we will have substantially reduced service revenues. In addition, the company will have reduced reciprocal compensation revenue. The resulting reduction in revenue (including reduction in reciprocal compensation revenues) will have a material adverse effect on us.

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

Risk Factors Relating to XO Communications, Inc. (“XO”)

An investment in our securities involves all of the risks associated with an investment in XO common stock because such stock will be issued to us as part of the consideration under the XO Asset Purchase Agreement and after a final closing under such agreement, ultimately will be distributed to our creditors in accordance with our proposed Plan of Reorganization. We are generally not in a position to know all of those risks associated with an investment in XO or to know any of them accurately. Investors in our securities are urged to review the SEC filings made by XO, and in particular the risk factors set forth in the XO Annual Report on Form 10-K filed with respect to the year ended December 31, 2003, and the XO Quarterly Report on Form 10-Q filed with respect to the quarter ending March 31, 2004. We make no representation as to the accuracy or completeness, however, as to any such filings or such risk factors.

Risk Factors Relating to Operations

One of our primary invoice processing vendors has a “going concern” qualification and any financial difficulties experienced by it could have an adverse impact on the revenues we are selling to XO. We have an invoice processing agreement (the “Billing Agreement”) with Daleen Solutions, Inc. (“Daleen”). Daleen is one of our primary invoice processing vendors for billing of customers and we believe that the amounts paid by us under the Billing Agreement represent a substantial portion of Daleen’s revenues. The original term of the Billing Agreement expired on December 31, 2003 and automatically renews for additional one-year terms, unless either party gives the other party notice of its intent to not renew this agreement at least sixty days prior to the expiration of then existing term. On October 30, 2003, Daleen notified us that it was electing to not renew the Billing Agreement, but that it would like to discuss the terms of a new contract. On October 31, 2003, Daleen filed a Motion For Relief From the Automatic Stay Under Section 362 of the Bankruptcy Code (“Motion”) seeking relief from the automatic stay so that it could send us notice of its intent to elect to not renew the Billing Agreement. On November 19, 2003, the Bankruptcy Court denied Daleen’s Motion. As a result of the Court’s decision, the Billing Agreement renewed on December 31, 2003 for an additional one-year term on the same terms and conditions as the existing Billing Agreement.

On January 30, 2003 and again on February 2, 2004, Daleen Technologies, Inc.’s auditors, KPMG LLP, issued an Independent Auditors’ Report on Daleen Technologies, Inc. that contained a “going concern” qualification. Daleen is a wholly owned subsidiary of Daleen Technologies, Inc. (“Daleen Technologies”). On May 21, 2003, Daleen Technologies filed a Form 8-K with the Securities and Exchange Commission warning that if we fail to continue business with Daleen Technologies and Daleen Technologies fails to obtain additional financing or fails to engage in one or more strategic alternatives, it may have a material adverse effect on Daleen Technologies’ ability to operate as a going concern. In addition, on October 31, 2003, Daleen Technologies filed a Form 8-K with the Securities and Exchange Commission warning that if we cease to do business with Daleen Technologies and Daleen Technologies fails to obtain additional financing or fails to engage in one or more strategic alternatives, it may have a material adverse effect on Daleen Technologies’ ability to operate as a going concern.

While we are currently migrating our customers off of the Daleen service, there can be no assurance that Daleen will remain in business through the migration of our customers off the Daleen service or provide the services required under the Billing Agreement. If Daleen Technologies ceases to remain in business or fails to provide the services under the Billing Agreement through the migration period, it may have a material adverse effect on our company and the business we are selling to XO.

The financial results generated by the business we are selling XO could be adversely affected by churn and the financial difficulties of our customers. Our ability to retain customers and control churn (including line churn) is dependent on a number of factors, including, but not limited to, (a) our ability to provide quality service, customer care and accurate and timely billing, (b) our ability to offer competitive pricing and overcome so called “win-back” programs offered by our competitors, (c) our ability to timely meet the needs and demands of our customers, (d) our ability to properly incentivize our sales force to build strong customer relationships, (e) the economic viability of our customers (see the discussion in the following paragraph), (f) the strength and recovery of the United States economy, and (g) our ability to limit service disruptions as XO integrates our assets and operations with the XO assets and operations and optimizes networks and new billing platforms. We can make no assurances that our churn rates (including line churn) will not increase. If our churn rates (including line churn) increase or are higher than expected, this could have a material adverse effect on XO’s business and prospects as XO will inherit these risks when they acquire substantially all of our assets and operations.

The business being acquired by XO from us provides services to small and medium-sized businesses. Many of these businesses have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse effect on XO’s financial results if it is unable to collect revenues from these customers or if such customers reject the customer’s contract with XO in its bankruptcy or fail to renew their contracts with XO. In addition, among other things, companies in financial difficulty may be less likely to expand their operations and related demand for communications services and to migrate from dial-up Internet connections to more advanced dedicated connections such as those that XO offers.

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

Labor difficulties at our major suppliers, including the ILECs, could have an adverse effect on our operations. Many of our suppliers, including the ILECs, have employees covered by collective bargaining agreements. For example, news reports indicate that SBC Communications Inc. and Communications Workers of America (CWA), who represents a significant number of SBC Communications, have not reached agreement on a new contract. The CWA recently announced that 90 percent of the unionized employees at SBC have voted to authorize a strike. If SBC, or any of our suppliers, experience a work slowdown, stoppage, or strike, it may impact our ability to install new customers and service existing customers. If we are unable to install new customers or service existing customers, it could have an adverse effect on our operations and our financial results.

Risk Factors Relating to Regulation

Attempts to limit the basic competitive framework of the Telecommunications Act of 1996 could interfere with the successful implementation of XO’s business plan. Successful implementation of our and XO’s business plan is predicated on the assumption that the basic framework for competition in the local exchange services market established by the Telecom Act will remain in place. We expect that there will be attempts to limit or eliminate this basic framework through a combination of federal legislation, new rulemakings by the FCC and challenges to existing and proposed regulations by the Regional Bell Operating Companies. It is not possible to predict the nature of any such action or its impact on our or XO’s business and operations.

We may not be able to continue to connect our network to the incumbent local exchange carrier’s network or maintain Internet peering arrangements on favorable terms, which would impair the growth and performance. We are required to be a party to interconnection agreements with the incumbent local exchange carrier and certain independent local exchange carriers or ILECs in order to connect our customers to the public telephone network. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets.

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

The regulation of facilities that we and XO can purchase from the incumbent local carriers involves uncertainties, and the resolution of these uncertainties could adversely affect XO’s business. Although the incumbent local carriers are required under the Telecommunications Act of 1996 to unbundle and make available certain elements of their network and permit XO and us to purchase only the origination and termination services that we need, thereby decreasing XO’s and our capital and operating expenses, such unbundling may not be done as quickly as we require, may be priced higher than we expect, and/or the incumbent local exchange carriers may erect barriers to use such elements. This is important because our business being acquired by XO relies on the facilities of these other carriers to provide services to our customers. Our ability to obtain these agreements on favorable terms, and the time and expense involved in negotiating them, can be adversely affected by legal and regulatory developments.

The United States Supreme Court vacated a FCC rule determining which network elements the incumbent local carriers must provide to competitors on an unbundled basis. On November 5, 1999, the FCC released an order revising its unbundled network element rules to conform to the Supreme Court’s interpretation of the law, and reaffirmed the availability of the UNEs, including local loops and dedicated transport, the principal elements used by us. We use unbundled local loops and unbundled high capacity digital loops to connect customer locations to voice and data transmission equipment colocated in the incumbent local carriers’ central offices, and dedicated transport to connect transmission equipment to its switches and data equipment which are generally located at its central offices. The FCC also stated its intention to review every three years the unbundling obligations of incumbent local exchange carriers. The U.S. Court of Appeals for the District of Columbia Circuit remanded (except for line-sharing), but did not vacate, the FCC’s Order on May 24, 2002. The FCC’s request for rehearing of that decision was denied, but the Court agreed to delay until February 20, 2003 the issuance of the mandate. On February 20, 2003, the FCC announced its decision in the triennial review as briefly discussed below. While these court and FCC proceedings were pending, the company entered into interconnection agreements with a number of incumbent local carriers through negotiations or, in some cases, adoption of another competitive local carrier’s approved agreement. These agreements remain in effect, although in some cases one or both parties may be entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in the law. However, it is uncertain whether any of these agreements will be so renegotiated or whether we or XO will be able to obtain renewal of these agreements on as favorable terms when they expire. The incumbent local exchange carriers have in each instance requested renegotiation of the company’s interconnection agreements, and in certain instances petitioned the state regulatory commission for arbitration of provisions relating to the triennial review.

Our facilities-based network allows us to control much of our network but we are still dependent on certain essential network elements that we lease from incumbent carriers. On December 20, 2001, the FCC released a Notice of Proposed Rulemaking as part of its comprehensive “triennial review” of the unbundling rules it implemented on November 5, 1999. In this review, the FCC examined the circumstances under which incumbent local exchange carriers will be required to make parts of their networks available to carriers like our company on an unbundled basis under Section 251 of the Telecommunications Act of 1996. In particular, the FCC reviewed whether incumbents should be required to offer on an unbundled basis, among other things, local voice grade loops, unbundled network element platforms, high capacity loops such as those we use for many of our data and integrated voice and data services, subloops, network interface devices, the high-frequency portion of the loop, switching, and interoffice transmission facilities. The FCC announced its decision on February 20, 2003 in the triennial review proceeding and released the written order on August 21, 2003. In addition, the FCC has subsequently issued clarifications to the order through errata. General highlights of the triennial review order are as follows:

•                                          In general, the FCC’s triennial review order revised its standard of review for determining when UNEs are made available to competitors. Specifically, the FCC’s revised standard recognized the benefits of facilities-based competition and confirmed that continued provision of UNEs is essential to the growth of facilities-based networks such as those operated by competitive carriers.

•                                          With respect to unbundled switching, the FCC adopted a process whereby the state public utilities commission would consider whether competitors are impaired if they do not have access to the incumbent’s switch services on a UNE basis under the regulatory construct known as unbundled network element platform (“UNE-P”). If upheld on appeal, we expect that this state review will result in a review of the hot cut process (transferring a customer from the incumbent’s systems to competitive carrier’s systems) and could potentially enhance their ability to transition new customers to their networks.

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

•                                          The FCC exempted hybrid fiber/copper loops that provide packetized data transmission from the UNE rules. The FCC preserved access to high-capacity loops, such as DS1’s, DS3’s, dark fiber and copper subloops that transmit services using existing TDM (time division multiplexing) technology. Since virtually all of the company’s current business customers are served using unbundled copper loops or DS1’s that use TDM technology, the FCC’s exemption of hybrid fiber/copper loops that provide packet-based technology should not impact our company’s operations being acquired by XO. In the future, as new packet-based technologies are deployed in the local loop infrastructure, this ruling by the FCC, if upheld on appeal, could cause an adverse impact on XO’s ability to compete with the ILECs for small to medium-sized business customers.

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

•                                          The FCC clarified two aspects of the pricing for UNEs: the cost of capital and depreciation. With respect to the cost of capital, the FCC found that the appropriate cost of capital was the risk associated with participating in a competitive market with facilities-based competition. The FCC also clarified that the cost of capital used by the states in setting UNE rates should include any unique risks associated with new services and that the cost of capital may vary by UNE. With respect to depreciation, the FCC clarified that it would be appropriate for states to employ accelerated depreciation to reflect anticipated declines in asset values in a competitive market. These changes could result in material increases in the price we pay for certain UNEs.

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

The incumbent local exchange carriers appealed in the D.C. Circuit Court of Appeals the sections of the triennial review order relating to the whether competitive carriers were impaired without access to mass market switching, high capacity loops, and interoffice transport and the FCC’s decision to delegate to the state regulatory commissions the authority to establish the market definition for the impairment analysis and whether competitive carriers were impaired without access to these elements. In addition, the incumbent local exchange carriers appealed the methodology for finding no impairment for these elements. We and other competitive carriers appealed the broadband sections of the triennial review order based on our view that the FCC’s exemption of hybrid/fiber loops is unlawful and in violation of the Telecommunications Act of 1996. We and other competitive carriers sought a stay of this aspect of the triennial review order. The D.C. Circuit subsequently consolidated all stay motions and appeals of the triennial review order and issued its decision on March 3, 2004. Under this decision, the Court found that the FCC’s nationwide determination that competitive carriers were impaired without access to mass market switching, high capacity loops, and interoffice transport was improper. In addition, the Court found that the FCC had improperly delegated authority to the state regulatory commissions to make the determination of market definition and impairment. Further, the Court upheld the broadband section of the triennial review order implementing unbundling limitations for hybrid fiber/copper loops and FTTH section of the triennial review order. If these determinations regarding access to high capacity loops interoffice transport, EEL and the FTTH section are not ultimately overturned, it could prevent us and XO from being able to provide services to small businesses in new greenfield developments.

In addition, the D.C. Circuit Court of Appeals set a deadline for its rules becoming effective of the later of 60 days following the March 3, 2004 release of order or the date that the D.C. Circuit Court of Appeals refuses a request for rehearing of the decision. A majority of the FCC Commissioners has expressed an intent to appeal the decision to the U.S. Supreme Court and seek a stay of the D.C. Circuit Court of Appeals’ order. It is unclear whether the U.S. Department of Justice will support the majority of the FCC Commissioners’ efforts to appeal the order or if the U.S. Supreme Court will grant a stay or agree to hear an appeal if one is sought. On March 31, 2004, all five of the FCC Commissioners signed a letter urging the telecommunications industry to engage in a serious effort to reach mutually acceptable terms for offering unbundled network elements. The FCC has also petitioned the D.C. Circuit for a 45-day extension of the Court’s mandate to allow the parties to negotiate a mutually acceptable solution and an extension of deadline for filing an appeal of the D.C. Circuit’s decision to the U.S. Supreme Court. We have responded to the FCC Commissioner’s letter with a letter committing to participate in the negotiations and to support the FCC’s request for the 45-day extension. On April 13, 2004, the DC Circuit extended the stay of the mandate through June 15, 2004. The failure of the D.C. Circuit Court of Appeals’ order to be further stayed or a failure to reach an agreement with the ILECs could create significant uncertainty in the FCC’s unbundling rules for a significant period of time and could have a material adverse impact on XO’s and our ability to serve existing customers and add new customers.

Any action by the FCC, state regulators or the courts limiting the availability of UNEs, especially unbundled local loops, network interface devices or interoffice transmission facilities, could increase our costs and otherwise have a material adverse impact on the business we are selling to XO. On February 15, 2002, the FCC released a Notice of Proposed Rulemaking requesting comment on the future regulatory treatment of wireline broadband Internet access services. The FCC has tentatively concluded that when an entity provides wireline broadband Internet access over its own transmission facilities, the service should be classified as an information service, rather than a telecommunications service. If the FCC adopts this conclusion, wireline broadband Internet access services provided by local exchange carriers would be subject to substantially less regulation, and this could result in the incumbent carriers not having to provide unbundled loops or unbundled high capacity digital loops over the lines used by us to provide broadband Internet access. The business being acquired by XO from our company purchases unbundled high capacity digital loops from incumbent carriers to provide its own broadband Internet access service and integrated access service. Any curtailment of the incumbent carriers’ unbundling obligations for the loop component used by them to provide broadband Internet access services or changes in the cost basis therefore could materially increase the costs associated with our services and adversely affect ours and XO’s ability to compete effectively with the incumbent carriers’ broadband Internet access products. Our current understanding is that the FCC will issue this rulemaking in the near future.

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

There are also TELRIC proceedings in other states in which we and XO operate that have the potential to increase the price of UNE facilities purchased by our company and may have retroactive effect. For example, the Public Utilities Commission of Ohio recently adopted interim wholesale rates increasing the price of two wire UNE analog loops to up to $3 dollars depending on location.  On May 3, 2004, a proposed order was issued by a California Public Utilities Commission (“Commission”) Administrative Law Judge (“ALJ Decision”) in a proceeding reexamining SBC’s California wholesale UNE rates. Contemporaneously with the issuance of the ALJ Decision, an alternative decision was issued by Commissioner Wood (“Alternative Decision”). Wholesale UNE rates promulgated in this proceeding are intended to replace, retroactively, interim wholesale UNE rates. Under the ALJ Decision some wholesale UNE rates will decrease while others will increase. If the Commission adopts the ALJ Decision as proposed, the average monthly rates for DS0s could increase approximately $3 per DS0 loops depending on location and this could significantly increase our costs to serve our California customers because of Allegiance’s significant use of UNE DS0 loops. In addition, if the Commission adopts the ALJ Decision as proposed, we believe that it might also result in a significant one-time charge for the true-up of costs for DS0-loops provided under the interim rates. If the Commission were to adopt the Alternative Decision as proposed, we believe that the financial impact could be even more substantial.  The full Commission must approve permanent wholesale UNE rates before they are effective.  The Commission may adopt the ALJ Decision, the Alternative Decision, or issue an entirely different decision. A decision by the full Commission is expected sometime 3Q 2004. Action in these and other states to raise wholesale rates could have a material adverse impact on our business being sold to XO.

The FCC has also issued a Notice of Proposed Rulemaking to undertake a comprehensive review of prices that the ILEC’s charge competitors, such as us, for UNEs we use to serve our customers and to potentially revise the procedures and rules for calculating such prices. The FCC concluded that it would continue to base UNE prices on the forward-looking costs of providing such services. The FCC, however, tentatively concluded that its UNE pricing rules should more closely account for the real world attributes of routing and topography of the ILEC networks in development of forward-looking costs. This process could result in an increase (possibly material) in the prices that we pay the ILECs for UNEs.

The regulation of voice over Internet protocol (VoIP) may have an adverse effect on the business we are selling to XO. Several carriers have filed petitions with the FCC regarding whether service providers using voice over Internet protocol (VoIP) are obligated to pay access charges for traffic they originate and/or terminate. The FCC recently issued a Declaratory Ruling that certain VoIP services were information services and thus exempt from access charges and another decision that certain VoIP services are subject to switched access charges. In addition, the FCC issued a Notice of Proposed Rulemaking to examine the proper regulatory classification for VoIP services and whether access charges are appropriate for these services. If service providers using VolP are able to avoid access charges and state regulation, it may have a material adverse impact on the revenues of the business we are selling to XO.   In addition, if any of the company’s customers are using the company’s services to provide VoIP services, we may be subject to switched access charges which could be material.

The regulation of access charges involves uncertainties, and the resolution of these uncertainties could adversely affect our business. The business we are selling to XO earns “access charge” revenue by connecting voice service customers to their selected toll and long distance carriers for outbound calls or by delivering inbound toll and long distance traffic to our voice service customers. The company’s interstate access charges were filed largely mirroring those used by the National Exchange Carrier Association (“NECA”), an association of independent local exchange carriers, and the company’s state access charges were generally set at rates comparable to those set by state associations similar to NECA or of individual incumbent carriers operating in other areas within the same state. These charges are generally higher than those charged by the larger incumbent local exchange carriers operating in the same areas because these large incumbent local exchange carriers have many more customers and therefore have lower per unit costs. Access charges are intended to compensate the local exchange carrier for the costs incurred in originating and terminating toll and long distance calls on its network and we believe our company’s access charges are appropriately set at levels approximately the same as those of the smaller carriers, but we anticipate that these rates will decline over time. XO may have to adjust our switched access rates to comply with future decisions of the FCC or state commissions and these adjustments could have a material adverse effect on the business we are selling to XO. We have entered into a limited number of agreements with other carriers regarding access rates that settled certain access charge disputes. We have already rejected one of these access agreements and re-negotiated another. XO under the XO Asset Purchase Agreement has the right to determine whether the remaining agreements will be rejected or assumed. XO has not completed the process of evaluating the remaining agreements to determine whether to reject or assume these agreements in our Chapter 11 cases. There can be no assurance that we will be able to reject those remaining access agreements; if we are able to reject such agreements, we believe the other carriers may be obligated to pay XO for access at our higher tariffed rates for those calls originating and terminating on the assets being acquired by XO.

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

On May 31, 2000, the FCC approved a proposal made by a coalition of the largest incumbent local carriers, AT&T and Sprint, to restructure interstate access charges. Pursuant to the proposal, certain incumbent carriers, designated as “price cap” incumbent local carriers, are required to reduce their interstate access rates to targeted levels approved by the FCC or submit cost studies to justify different rates. The implementation of the FCC’s decision may lead to an industry-wide reduction in interstate access rates, even by those carriers that are not bound by the decision, including smaller carriers. Reduction in interstate access rates may have a material adverse effect on our business unless we are able to offset the access revenues with other revenues.

Several states in which we are offering intrastate access services through the assets being acquired from the company, including Colorado, Maryland, Massachusetts, Missouri, New Jersey, New York, Texas, Virginia and Washington, have proposed or required that access charges of competitive local carriers be capped at the rates charged by incumbent local carriers operating in the same area as the competitive local carriers with respect to calls originating or terminating in such area, except where the competitive carrier can establish that its costs justify a higher access rate through a formal cost proceeding. Other states may enact similar requirements. It may also be more likely that many states will use the same approach for intrastate long distance as the FCC ultimately decides to use for interstate long distance. If these proposals are adopted, they could have a material adverse effect on our business and XO’s revenues.

We could lose revenues if calls to Internet service providers are treated as long distance interstate calls. We have traditionally earned “reciprocal compensation” revenue by terminating on our network, local calls that originate on another carrier’s network. We believe that under the Telecommunications Act of 1996, other local exchange carriers should have to compensate local carriers when their customers place calls to their customers who are Internet service providers. Most incumbent local carriers disagree. A majority of our reciprocal compensation revenues result from calls to our customers that are Internet service providers, such as Level 3. Regulatory decisions providing that other carriers do not have to compensate us for these calls could limit our and XO’s ability to service this group of customers profitably and could have a material adverse effect on the business we are selling to XO. Given the uncertainty as to whether reciprocal compensation should be payable in connection with calls to Internet service providers, we have recognized such revenue only when realization of it is probable. In addition, the per minute compensation rates the FCC established for calls to Internet service providers under new interconnection agreements are significantly lower than the reciprocal compensation rates under our previous agreements. On December 24, 2003, the Minnesota Public Utilities Commission affirmed its approval of a rate of zero cents for the end-office switching component of terminating local calls subject to reciprocal compensation, except for calls to Internet service providers.

While this ruling does not apply to Internet bound calls, these reductions in compensation will, nonetheless, have a material adverse effect on us if we are unable to offset them with other revenues.

The obligation to pay reciprocal compensation does not extend to long distance interstate calls. The FCC in its Declaratory Ruling of February 26, 1999, determined that Internet service provider traffic is interstate for jurisdictional purposes, but also determined that its current rules neither required nor prohibited the payment of reciprocal compensation for such calls. In the absence of a federal rule, the FCC determined that state commissions had authority to interpret and enforce the reciprocal compensation provisions of existing interconnection agreements and to determine the appropriate treatment of Internet service provider traffic in arbitrating new agreements. The Court of Appeals for the District of Columbia Circuit issued a decision on March 24, 2000, vacating the Declaratory Ruling. The court held that the FCC had not adequately explained its conclusion that calls to Internet service providers should not be treated as “local” traffic. On April 27, 2001, the FCC issued its Order on remand from the Court of Appeals and concluded that it had erred in its analysis of Internet traffic in the Declaratory Ruling. In its new Order, the FCC categorized such traffic as “information access” and held that it is not subject to reciprocal compensation obligations. Nonetheless, it established an interim, transitional recovery mechanism pursuant to which Internet service provider traffic will continue to be compensated, but at rates declining over a period of three years. In a decision issued May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit remanded for further proceedings, but did not vacate, the FCC’s Order on remand, holding that the section of the Act on which the FCC relied did not support its conclusion that Internet service provider traffic is not subject to reciprocal compensation. In a Notice of Proposed Rulemaking released April 27, 2001, the FCC initiated a rulemaking to examine all forms of intercarrier compensation, including reciprocal compensation, and sought comment on the feasibility of adopting a bill-and-keep approach for such compensation. Federally mandated reductions in reciprocal compensation will have a material adverse effect on the business we are selling XO if we or XO are unable to offset them with other revenues. Additional disputes over the appropriate treatment of Internet service provider traffic are expected.

Risk Factors Related to the Acquisition of Substantially All of the company’s Assets by XO

XO may not successfully consummate the acquisition of substantially all of our company’s assets. XO’s acquisition of substantially all of the assets of our company has been approved by the U.S. Bankruptcy Court and certain governmental agencies. XO’s obligation to close is mainly conditioned upon the satisfaction (or waiver) of the conditions to the “Effective Date” set forth in our plan of reorganization (e.g., the confirmation order becoming a final order) and we believe that there is little likelihood that the sale transaction will not close. However, events may occur in our bankruptcy, in XO’s financial condition or otherwise that may interfere with or prevent a closing and therefore there is a risk that the sale to XO will not close and we can make no assurance that the sale to XO will ultimately close. In such event, XO will not be able to realize the improvements in XO’s network infrastructure and resulting competitive advantages associated with XO’s ownership of our company’s assets.

The acquisition of the company by XO may be difficult to integrate, disrupt XO’s business, dilute XO’s stockholders and divert management attention. Acquisitions involve risks and present issues, including, among others:

•                                          key Allegiance employees may not be retained by or may not join XO;

•                                          the difficulty of integrating the acquired operations of our company, including provisioning, billing and customer service systems;

•                                          the diversion of personnel from other business concerns and potential disruption of XO’s ongoing business;

•                                          expectations of financial results not being met;

•                                          unanticipated costs associated with the acquisition of the assets of our company;

•                                          the difficulty in combining the service offerings of the assets of our company with XO’s existing service offerings;

•                                          the inability of XO management to maintain uniform standards, controls, procedures and policies;

•                                          the impairment of relationships with employees or customers of our company as a result of changes in management or otherwise arising out of such transactions;

•                                          use of significant amount of XO’s available cash to purchase the assets of our company; and

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

XO may not realize the network and selling, operating, and administrative synergies that XO estimates in connection with the acquisition of substantially all of our company’s assets. While our company has been told that XO is confident that XO has correctly estimated the potential network and selling, operating, and administrative synergies that XO can realize in connection with the acquisition of our company’s assets, it is possible that XO’s estimates could prove to be incorrect. For example, XO may discover during the process of integrating our assets into XO’s network and business infrastructures that some of the acquired assets require greater maintenance or earlier replacement than originally anticipated, or that it may take longer to integrate the assets. In addition, unanticipated growth in XO’s business as a result of the acquisition of our company’s assets may require that some facilities or support functions that XO currently anticipates will be combined or reduced may be necessary to retain for XO to maintain XO’s operations. The synergies that XO anticipates it will realize are also dependent on XO’s ability to combine our company’s assets with XO’s own network infrastructure in a manner that permits XO to realize those synergies. If XO has not estimated the potential synergies correctly, or if XO is not able to integrate our company’s assets into XO’s network infrastructure effectively, XO may not realize the amounts of synergies in connection with the acquisition of our company’s assets that they anticipated, or such synergies may take longer to realize.

We believe that many of our key Allegiance employees will not be joining XO at the final closing, and the loss of these key employees may adversely affect XO’s ability to successfully integrate our business. Our success has depended in large part on our ability to attract, develop, motivate and retain a number of key employees, most notably Royce J. Holland, our Chairman and Chief Executive Officer, who is widely recognized as one of the pioneers in managing providers of competitive local exchange services. We believe many of these key employees, including, but not limited to, Mr. Holland, and our Chief Operating Officer, Chief Financial Officer, General Counsel of Allegiance Telecom, Inc., Chief Technology Officer, Chief Information Officer, General Counsel of Allegiance Telecom Company Worldwide, Senior Vice President of Finance and Accounting, Senior Vice President, Sales, Senior Vice President Network Planning, Engineering and Operations, Senior Vice President, Wholesale Sales and Alternate Channels and other key senior executives, will not be joining XO at the final closing. The loss of services of these key employees may materially and adversely affect XO’s ability to successfully integrate and operate our business.

Risk Factors Related to XO’s Common Stock

An entity owned and controlled by Mr. Carl C. Icahn is XO’s majority stockholder. An entity owned and controlled by Mr. Carl C. Icahn, Chairman of XO’s board of directors, has filed a Schedule 13D with the Securities and Exchange Commission indicating that it owns over 60% of XO’s outstanding common stock as of January 31, 2004. As a result of this majority ownership position, Mr. Icahn can elect all of XO’s directors, appoint the members of the committees of XO’s Board of Directors, appoint key members of XO’s executive management team, and appoint XO’s auditors. Currently, Mr. Icahn is Chairman of the Board of Directors of XO and three employees of Icahn Associates sit on XO’s Board of Directors as well as various Committees of XO’s Board of Directors. Under applicable law and XO’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of XO’s voting stock including, without limitation, mergers and the sale of substantially all of XO’s assets and amendments to XO’s certificate of incorporation and by-laws. XO anticipates that Mr. Icahn will continue to control a majority of XO’s outstanding capital stock following the issuance of XO Communications, Inc. shares in connection with XO’s acquisition of Allegiance assets and consequently will continue to have these governance rights.

Future sales of XO’s common stock could adversely affect its price and/or XO’s ability to raise capital. Future sales of substantial amounts of XO common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of such common stock and XO’s ability to raise capital. As of May 3, 2004, there were 136,553,035 shares of XO common stock outstanding. The shares of XO common stock owned by an entity owned and controlled by Mr. Icahn, are restricted shares that may be sold only under a registration statement or an exemption from federal securities registration requirements. Mr. Icahn, through various entities that he owns or controls, has the right to require XO to register, under the Securities Act of 1933, shares of XO common stock held by such entities and to include shares of XO common stock held by them in certain registration statements filed by XO, pursuant to a Registration Rights Agreement approved by the Bankruptcy Court in connection with XO’s Chapter 11 proceedings.

Pursuant to XO’s plan of reorganization, XO issued three series of warrants to purchase up to an aggregate of approximately 9.5 million, 7.1 million and 7.1 million additional shares of common stock, at exercise prices of $6.25, $7.50 and $10.00 per share, respectively. The warrants will expire on January 16, 2010.

XO has options outstanding to purchase approximately 9.5 million shares of common stock outstanding under XO’s 2002 Stock Incentive Plan as of February 20, 2004. Unless surrendered or cancelled earlier under the terms of the stock incentive plan, those options will expire beginning in 2013. In addition, XO’s stock incentive plan authorizes future grants of options to purchase common stock, or awards of restricted common stock, with respect to an additional 6.3 million shares of common stock in the aggregate.

The common stock of XO will be subject to substantial overhang as a result of the common stock being paid to our company in consideration of the sale of substantially all of the assets of our company to XO. XO has placed into our escrow approximately 45.38 million common shares of XO common stock in partial consideration for substantially all of the assets of our company. Our company’s proposed Plan of Reorganization will create a liquidating trust, which will issue trust interests evidencing beneficial ownership of such XO common stock. After the final closing, at some point in the future, the liquidating trust will either sell shares of the XO common stock it holds or distribute such common stock to the holders of the trust interests. The sale or distribution of the approximately 45.38 million shares of XO common stock may not occur for some period. During such time that the XO common stock has not been sold or distributed, the price for the common stock of XO may be depressed and or may be subject to fluctuations due to the overhang of these shares. The shares of XO common stock under the terms of the XO Asset Purchase Agreement are to be either exempt from registration under the Securities Act of 1933 or registered thereunder by XO. XO has taken the position that it is not required to provide such registration if the use of the liquidating trust makes an exemption from registration unavailable. We and our unsecured creditors disagree with this position. There can be no assurance that we will prevail in obtaining an exemption from registration or in obtaining registration by XO of the XO common stock. In light of the foregoing, we consider the value of our bonds and any claims in our company to be highly speculative. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any such securities.

The float and liquidity of XO common stock may have an adverse effect on the XO common stock. XO common stock is quoted on the over the counter bulletin board system and has average daily trading volume of 492,772 shares over the three-month period ended on April 5, 2004. Under our proposed Plan of Reorganization, the XO common stock paid in consideration by XO for our company’s assets will be held in a liquidating trust to be distributed to our creditors pursuant to our Plan of Reorganization. The timing and manner of distributing such XO common stock have not been determined but it is possible that the liquidating trust will retain this common stock for some time and perhaps sell it in one or more transactions, distributing the proceeds under the terms of our plan of reorganization. The nature and transferability of the ownership interests our creditors will receive in such liquidating trust have also not yet been defined. Until our plan of reorganization has been finalized and approved, we can provide no assurance regarding the timing or nature of the ultimate distribution, if any, of the XO common stock or other assets held by the liquidating trust or the proceeds therefrom.

In addition, while such XO common stock is held by the liquidating trust, the value of such XO common stock may fluctuate without the ultimate beneficiaries of such XO common stock under the proposed Plan being able to sell their the XO common stock that may be distributed to them. In addition, the relatively low daily trading volumes of XO common stock may adversely affect the value that may be received for any such XO common stock distributed by the liquidating trust under the proposed Plan.

An entity owned or controlled by Mr. Carl C. Icahn is the majority holder of XO’s secured debt. As of December 31, 2003, Mr. Icahn holds over 90% of the debt in XO’s secured credit facility of $339.2 million. Under the secured credit facility, XO has no current debt service requirements since cash interest payments as well as automatic and permanent quarterly reductions of the principal amount outstanding under XO’s Credit Facility do not commence until 2009. However, in the event that consolidated excess Cash Flow (as defined in XO’s Credit Facility) for any fiscal quarter during the term of the agreement is greater than $25 million, at the request of the lender, XO will pay an amount equal to 50% of such excess cash flow greater than $25 million toward the reduction of outstanding indebtedness. In addition, if the ratio of XO’s consolidated earnings before interest, taxes depreciation and amortization for the four consecutive quarters exceeds 4:1, XO would also be required to pay cash interest, unless waived by the lenders. Mr. Icahn’s control over the secured debt may cause XO to take certain actions that may not be in the best interest of XO’s common stock holders and that would have an adverse effect on the consideration being paid to our company as a result of the sale to XO.

General Business, Financial and Other Risk Factors Associated with our Shared Technologies Business

The stock of Shared Technologies will initially be held by ATLT.  Under the proposed Plan of Reorganization, the stock of Shared Technologies (a) will be held by one shareholder, the Allegiance Telecom Liquidating Trust and (b) is an illiquid security because it will not be traded in the public markets.  As such, we consider the value of any securities based on the Shared Technologies stock to be highly speculative.

Technological changes and new product offerings may adversely affect Shared Technologies sales. The market for communications products and services are characterized by technological change and frequent new product introductions. Accordingly, we believe that the future success of our Shared Technologies business will depend on our ability to identify and incorporate in a timely manner new products and enhancements to existing products and services that gain market acceptance. There can be no assurance that the products and services that we offer will not become technologically obsolete, or that it will be able to identify, market or support new products successfully, that such new products will gain market acceptance or that it will be able to respond effectively to technological change. Our ability to keep pace with technological changes or offer products with market acceptance may adversely affect Shared Technologies’ sales revenues and profitability.

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

We are dependent on effective billing, customer service and information systems and we may have difficulties in developing, maintaining and enhancing these systems. Sophisticated back office information and processing systems are vital to our Shared Technologies business’ growth and its ability to control and monitor costs, bill and service customers, initiate, implement and track customer orders and achieve operating efficiencies. Over the next year, we will need to upgrade and integrate our billing and information systems. We believe that a new billing system will enhance our ability to accurately and efficiently bill for our products and services. Although we cannot ensure that the transition to a new billing system will not have any adverse impact on our business, we believe a new billing system will be more effective and accurate in delivering the quality billing functions that Shared Technologies needs. If we are unable to develop, acquire and integrate our operations and financial systems, Shared Technologies customers could experience billing issues and/or lower levels of client service. We also cannot ensure that any of Shared Technologies’ systems will be successfully implemented on a timely basis or at all, that migrating will be transparent to its users or that its systems will perform as expected. The failure to successfully implement these systems would have a material adverse effect on the Shared Technologies business and prospects.

Shared Technologies is dependent on many vendors and suppliers and their financial difficulties may adversely affect our business. Shared Technologies depends on many vendors and suppliers to conduct its business. For example, Shared Technologies purchases its customer premises equipment and repair parts from equipment manufacturers and other suppliers. Many of these third parties have experienced substantial financial difficulties in recent months, in some cases leading to bankruptcies and liquidations. The financial difficulties of these companies could have a material adverse effect on Shared Technologies’ business and prospects.

Shared Technologies’ financial results could be adversely affected by the termination of its maintenance service contracts and the financial difficulties of its customers. Shared Technologies’ ability to retain its customers is dependent on a number of factors, including, but not limited to, (a) its ability to provide quality service, customer care and accurate and timely billing, (b) its ability to offer competitive pricing, (c) its ability to timely meet the needs and demands of its customers, (d) its ability to properly incentivize its sales force to build strong customer relationships, (e) the economic viability of its customers, (f) the strength and recovery of the United States economy, (g) its ability to limit service disruptions as Shared Technologies optimizes its organization and migrate its existing customers to a new billing platform and (h) its ability to overcome its customers’ concerns regarding its bankruptcy and emergence as a stand-alone company. A large portion of our Shared Technologies business’ profit is dependant on long-term contracts for the provision of maintenance services. While many of Shared Technologies’ customers have long-term contracts, many of Shared Technologies customers have provisions in their agreements that allow them to terminate their existing services agreements prior to the end of the term. We can make no assurances that our Shared Technologies’ customers will not terminate their maintenance service contracts. If our customers leave in significant numbers, this could have a material adverse effect on the Shared Technologies’ business and prospects.

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

Shared Technologies’ may acquire new businesses in order to grow which in turn creates certain business risks. Shared Technologies may acquire other businesses in order to gain economies of scale and scope and to contribute to the depth and versatility of its product and service offerings and the locations from which it can offer them. However, there can be no assurance that Shared Technologies will be able to identify suitable acquisition candidates or that, if identified, it will be able to acquire such businesses on acceptable terms, or that Shared Technologies will have the cash or securities to pay for such acquisitions. Moreover, other companies are competing for acquisition candidates, which could increase the price of acquisition targets and decrease the number of attractive businesses available for acquisition.

Furthermore, there can be no assurance that the anticipated economic, operation and other benefits of any future acquisitions will be achieved or that Shared Technologies will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems. The difficulties of such integration may initially be increased by the necessity of integrating personnel with disparate business backgrounds and cultures. In addition, acquisitions may involve the expenditure of significant funds. Failure to effectively integrate the acquired companies may adversely affect our ability to secure new business or retain its existing customers. In addition, there can be no assurance that the acquired companies will operate profitably. Acquisitions also involve a number of additional risks, including diversion of management attention, potential loss of key customers or personnel, risks associated with unanticipated problems, liabilities or contingencies, and risks of entering markets in which Shared Technologies has limited or no direct expertise. The occurrence of some or all of the events described in these risks could have a material adverse effect on our Shared Technologies business, operating results and financial condition.

Shared Technologies’ success will be dependant on strategic alliances that may not continue. Shared Technologies has a series of agreements authorizing it to act as a distributor of communications equipment from a variety of manufacturers. Periodically, these distribution agreements expire and new agreements must be negotiated. There can be no assurance that any manufacturer with whom we do business today will elect to continue its relationship in the future with Shared Technologies on substantially the same terms and conditions as contained in the parties’ prior agreements. We believe that an interruption, or substantial modification, of Shared Technologies’ distribution relationship with any of its manufacturers could have a material adverse effect on the Shared Technologies’ business, operating results and financial condition. In addition, much of Shared Technologies’ success will be derived from market acceptance of each manufacturer’s products. These products compete with those offered by several other communications equipment manufacturers and from new technologies, such as voice over Internet protocol (VoIP). Reduced market acceptance for the products our Shared Technologies’ business distributes, as a result of competition or other factors, could adversely affect its business, operating results and financial condition.

The Shared Technologies’ business inability to successfully compete in its market place may cause sales and profits to decline. The communications industry is intensely competitive and rapidly changing. The primary competitors to our Shared Technologies’ business today include Nextira One, Norstan, and the Regional Bell Operating Companies. Many of these competitors have longer operating histories, greater financial and human resources, and greater name recognition than we do.

Operating results of Shared Technologies may be difficult to predict and may vary greatly from quarter to quarter. Variations in Shared Technologies revenues and operating results occur from quarter to quarter as a result of a number of factors, including equipment sales and installations commenced and completed during a quarter, the number of business days in a quarter, the size and scope of assignments and general economic conditions. Because a significant portion of Shared Technologies’ expenses will be relatively fixed, a variation in the number of product sales or the timing of the initiation or completion of system installations or consulting projects can cause significant fluctuations in operating results from quarter to quarter. In light of the foregoing, we consider the value of our bonds to be highly speculative. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in any such securities.

Under certain circumstances, our Shared Technologies business may need additional capital and such capital may not be available. Our Shared Technologies business may need additional capital to fund capital expenditures, working capital, debt service and cash flow deficits to operate its business, acquire new business, develop new products and services, expand its service area and services, and to deploy its services and systems. Our proposed Plan of Reorganization provides that Shared Technologies may be provided $5 million in working capital prior to being made independent. In the event such amount is insufficient, Shared Technologies may have to borrow or secure alternative resources for such amounts and in the event that it has to repay amounts borrowed under its financing agreements earlier than expected or if its estimates of capital requirements and revenues are inaccurate, it may need to access alternative sources of capital, reduce or delay capital expenditures, sell assets, refinance or restructure its debt and/or modify its business plan, which may have a material adverse effect on it. If Shared Technologies cannot obtain alternative financing when needed, this would have a material adverse impact on its business.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment policy is restricted to the guidelines established under Section 345(a) of the Bankruptcy Code, which authorizes a debtor-in-possession to deposit or invest an estate’s money (including cash) so as to yield the maximum reasonable net return on such money, taking into account the safety of such deposit or investment. Our excess cash is invested in a mutual fund that invests in high quality investments such as obligations of the United States government or any agency thereof guaranteed by the United States of America, bankers’ acceptances, certificates of deposit and time deposits from banks, repurchase agreements, commercial instruments, municipal securities and master notes.

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

	Quarter Ending
	March 2004	June 2004	September 2004	December 2004	Total
	(dollars in millions)

Estimated average investments	$266.8	$238.3	$229.4	$225.6
Estimated average interest earned at the average rate of 0.94% for the year ended December 31, 2003	0.6	0.6	0.5	0.5	2.2
Estimated impact of interest rate drop	0.3	0.3	0.3	0.3	1.2

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

Beginning in June 2004, we will be exposed to market risk related to market changes in the 6-month London Interbank Offered Rate and other market indexes. Based on our current level of debt, the impact of a 100-basis-point increase in our average interest rate would cause an increase in interest expense during 2004 of approximately $1.7 million.

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

Our company’s management, including the CEO and CFO, do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the date of the controls evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On May 14, 2003 (the “Commencement Date”), Allegiance Telecom, Inc. and its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The reorganization is being jointly administered under the caption “In re Allegiance Telecom, Inc. et al. Case No. 03-13057 (RDD)” (the “Chapter 11 cases”). We are currently operating our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders. On April 22, 2004, we filed our Second Amended Disclosure Statement and Second Amended Joint Plan of Reorganization (“Plan”) in our Chapter 11 cases. We expect that the Plan will be confirmed by the Bankruptcy Court in the second quarter of 2004. However, there can be no assurance that the plan will be confirmed or that it will not be amended or changed. Please see discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Bankruptcy Proceedings.”

On November 13, 2003, Oscar Private Equity Investments filed a class action securities lawsuit in the District Court of the Northern District of Texas entitled Oscar Private Equity Investments v. Allegiance Telecom, Inc., et al., (Index No. 2-03CV-2761H) (the “Complaint”). The original action was brought against Royce J. Holland and Thomas M. Lord as officers of the company. The Complaint specifically states that the company is not named a defendant although it is styled as an action against the company. The Complaint alleges that, the defendant officers breached their fiduciary duty to the plaintiff class, violated Section 10(b) of the Securities and Exchange Act of 1934, and violated Rule 10b-5 of the Securities and Exchange Commission (“SEC”) promulgated thereunder. The action seeks compensatory damages of an unspecified amount, rescission, and the award of costs and disbursements of bringing suit. The company’s insurance carriers have been notified of the lawsuit. On February 5, 2004, the defendant officers filed a motion to dismiss the complaint. On February 25, 2004, the Plaintiffs filed their response, which sought the Court’s permission to amend their complaint. On March 17, 2004, the Court denied the defendant officers motion as moot because the Court found that the plaintiffs could amend their lawsuit once as a matter of right and the Court directed the plaintiffs to file the amended complaint by March 26, 2004. On March 26, 2004, the plaintiffs filed an amended complaint and added two additional officer defendants, C. Daniel Yost and Anthony J. Parella in their capacity as officers of the company. The amended complaint realleges essentially the same causes of action previously alleged, seeks the same remedies, but adds additional factual allegations. On April 9, 2004, the defendant officers filed a motion to dismiss the amended complaint. Although it is too early for the company to reach a conclusion as to the ultimate outcome of this action, the defendant officers believe that there are substantial defenses to the claims asserted in this action, and the defendant officers intend to defend against the action vigorously.

On February 8, 2004, Level 3 commenced an adversary proceeding against the company, which sought a declaratory judgment that the company was in a continuing material breach of the INSPA and as a result Level 3 was entitled to terminate the INSPA agreement. In another motion filed February 4, 2004, Level 3 claims that it is entitled to recoup $25 million in credits against payments it would otherwise owe the company under the agreement related to certain alleged performance warranty breaches. On February 27, 2004, Level 3 and the company entered into a settlement agreement that resolved this action. On April 6, 2004, the Bankruptcy Court entered into an amended order approving the settlement agreement. On April 19, 2004, the company and Level 3 closed the initial transactions contemplated by the settlement agreement including the payment of $54 million by Level 3 to us.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of our stockholders during the quarter ended March 31, 2004.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)                                  The following exhibits are filed with this report and made a part hereof.

Exhibit Number	Description
11.1	Statement Regarding Computation of Per Share Earnings (Loss) for the three months ended March 31, 2004.
11.2	Statement Regarding Computation of Per Share Earnings (Loss) for the three months ended March 31, 2003.
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification

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

Allegiance Telecom, Inc. filed a current report on Form 8-K on April 20, 2004 discussing its results of operations and financial condition for the fiscal year and fourth quarter ended December 31, 2003.

Allegiance Telecom, Inc. filed a current report on Form 8-K on April 21, 2004 announcing the sale of certain assets to XO Communications, Inc. and a Settlement Agreement and sale of certain assets to Level 3 Communications, LLC.

Allegiance Telecom, Inc. filed a current report on Form 8-K on May 3, 2004 announcing that Allegiance Telecom, Inc. and all of its subsidiaries filed their monthly operating statement for the month of March 2004 with the U.S. Bankruptcy Court for the Southern District of New York.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGIANCE TELECOM, INC.

	BY:	/s/ ROYCE J. HOLLAND
Royce J. Holland,
Chairman of the Board and
Chief Executive Officer

	BY:	/s/ THOMAS M. LORD
Thomas M. Lord,
Executive Vice President of Corporate
Development and Chief Financial Officer
Dated: May 17, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
11.1	Statement Regarding Computation of Per Share Earnings (Loss) for the three months ended March 31, 2004.
11.2	Statement Regarding Computation of Per Share Earnings (Loss) for the three months ended March 31, 2003.
31.1	Section 302 Certification
31.2	Section 302 Certification
32.1	Section 906 Certification
32.2	Section 906 Certification